Form 10-Q
period 1994-01-02
RUDDICK CORP
filed 1994-02-15
CIK 85704

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended January 2, 1994

                               OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to ______

               Commission file number    1-6905


                       RUDDICK CORPORATION
     (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                     56-0905940
          (State or other jurisdiction          (I.R.S. Employer
       of incorporation or organization)      Identification No.)

     2600 Two First Union Center
      Charlotte, North Carolina                   28282
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (704) 372-5404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding Shares
          Class                        As of February 4, 1994
      Common Stock                       23,128,535 shares

This issuer also had outstanding, as of February 4, 1994, 92,758 shares of its Non-cumulative, Voting $.56 Convertible Preference
Stock, each of which is convertible into four shares of Common
Stock.

                       RUDDICK CORPORATION

                              INDEX


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS-
          JANUARY 2, 1994 AND OCTOBER 3, 1993              2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS ENDED JANUARY 2, 1994
          AND DECEMBER 27, 1992                            3

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - THREE MONTHS ENDED
          JANUARY 2, 1994 AND DECEMBER 27, 1992            4

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                       5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                      6-8

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                 9

SIGNATURES                                                 9

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
             (in thousands)

                                        January 2,     October 3,
          ASSETS                          1994            1993
                                        (Unaudited)   (Unaudited)
CURRENT ASSETS:
 Cash and Temporary Cash Investments    $   14,314     $  12,392
 Accounts Receivable, Net                   58,068        58,757
 Inventories                               176,397       171,142
 Other                                       9,887        15,327
  Total Current Assets                     258,666       257,618

PROPERTY, NET                              277,820       273,683

INVESTMENTS AND OTHER ASSETS                60,485        55,514

     TOTAL                              $  596,971     $ 586,815


          LIABILITIES

CURRENT LIABILITIES:
 Notes Payable                          $   10,522     $   2,918
 Current Portion of Long-Term Debt           5,987         5,989
 Accounts Payable                           90,327       104,518
 Income Taxes Payable                        5,401         3,740
 Other Accrued Liabilities                  36,802        45,157
  Total Current Liabilities                149,039       162,322

LONG-TERM DEBT AND DEFERRED LIABILITIES    167,858       149,753

SHAREHOLDERS' EQUITY:
 Capital Stock
  Preference                                   466           486
  Common                                    63,363        62,523
 Retained Earnings                         218,026       213,713
 Cumulative Translation Adjustments         (1,781)       (1,982)
   Shareholders' Equity                    280,074       274,740

    Total                               $  596,971     $ 586,815

RUDDICK CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)
                                           THREE MONTHS ENDED
                                      JANUARY 2,     DECEMBER 27,
                                        1994           1992
                                      (Unaudited)  (Unaudited)
NET SALES
 American & Efird                    $      63,720   $    62,005
 Harris Teeter                             387,991       346,297
 Jordan Graphics                            12,855        14,113
  Total                                    464,566       422,415

OPERATING PROFIT
 American & Efird                            5,917         7,346
 Harris Teeter                               7,761         8,133
 Jordan Graphics                              (244)          873
 Ruddick Investment                            120           178
  Total                                     13,554        16,530
OTHER COSTS AND DEDUCTIONS
 Interest expense, net                       2,072         2,074
 Other expense                               1,103         1,402
  Total                                      3,175         3,476
Income Before Taxes and Cumulative
     Effect of Accounting Change            10,379        13,054
Taxes                                        4,114         5,045
Income Before Cumulative Effect of
     Accounting Change                       6,265         8,009
Cumulative Effect of Accounting
     Change                                                3,869
NET INCOME                          $        6,265   $    11,878

AVERAGE NUMBER OF SHARES OF COMMON
 STOCK AND COMMON STOCK EQUIVALENTS
 OUTSTANDING:
  Primary                               23,753,606    23,799,704
  Fully Diluted                         23,767,430    23,865,963

NET INCOME PER SHARE-PRIMARY:
Income Before Cumulative Effect
    of Accounting Change                     $0.26         $0.34
Cumulative Effect of Accounting Change                     $0.16
NET INCOME PER SHARE-PRIMARY                 $0.26         $0.50

NET INCOME PER SHARE-FULLY DILUTED:
Income Before Cumulative Effect of
    Accounting Change                        $0.26         $0.34
Cumulative Effect of Accounting Change                     $0.16
NET INCOME PER SHARE-FULLY DILUTED           $0.26         $0.50

DIVIDENDS DECLARED PER SHARE:
  Common                                     $0.07         $0.06
  $.56 Convertible Preference                $0.14         $0.14
RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                           THREE MONTHS ENDED
                                      JANUARY 2,     DECEMBER 27,
                                        1994           1992
                                      (Unaudited)    (Unaudited)
CASH FLOW FROM INCOME                 $     17,241   $    14,962
 Decrease (Increase) in Current
    Assets                                   1,199       (12,548)
 Increase (Decrease) in Current
    Liabilities                            (13,608)        3,190
NET CASH PROVIDED BY OPERATING
    ACTIVITIES                               4,832         5,604

INVESTING ACTIVITIES
 Purchase of Assets                        (17,668)       (8,661)
 Cash Proceeds from Sale of Assets           1,893           884
 Other, Net                                    696           (34)
NET CASH USED IN INVESTING ACTIVITIES      (15,079)       (7,811)

FINANCING ACTIVITIES
 Proceeds from Long-Term Borrowings         18,600         2,100
 Payment of Principal on Long-Term
     Debt                                   (1,444)       (1,642)
 Dividends                                  (1,628)       (1,400)
 Other, Net                                 (3,359)          253
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                    12,169          (689)

INCREASE (DECREASE) IN BALANCE SHEET
    CASH                                     1,922        (2,896)
BALANCE SHEET CASH AT BEGINNING OF
    PERIOD                                  12,392        20,427

BALANCE SHEET CASH AT END OF
    PERIOD                           $      14,314      $ 17,531

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash Paid During the Year for:
    Interest                         $       1,716      $  2,240
    Income Taxes                             1,726         3,461

                       RUDDICK CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)

IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED REFLECTS
ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS)
NECESSARY TO PRESENT FAIRLY THE RESULTS FOR THE INTERIM PERIODS
PRESENTED.

ITEM 2.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

     The following table shows net sales and operating profit for each of Ruddick Corporation's subsidiaries for the quarters ended
January 2, 1994 and December 27, 1992:

     (In Thousands)                       Quarter Ended
                                   January 2,      December 27,
                                     1994             1992
Net Sales
 American & Efird                  $  63,720        $  62,005
 Harris Teeter                       387,991          346,297
 Jordan Graphics                      12,855           14,113
          Total                    $ 464,566        $ 422,415

Operating Profit
 American & Efird                  $   5,917        $   7,346
 Harris Teeter                         7,761            8,133
 Jordan Graphics                        (244)             873
 Ruddick Investment                      120              178
          Total                    $  13,554        $  16,530

     Consolidated sales of $465 million in the first quarter of fiscal 1994 increased 10% over the $422 million reported last year. Total operating profit of $13.6 million declined 18% from last year. Net income of $6.3 million was down from the $8.0 million as reported last year, before adjustment for the cumulative effect of a change in accounting principle. Prior year's quarterly results have been restated to $11.9 million to reflect the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

     In the first quarter of fiscal 1994, American & Efird sales of $63.7 million increased 3% over the $62.0 million reported last year. Sales increases were recorded in the consumer division and foreign subsidiaries. U.S. industrial thread sales declined 1% from the same quarter last year. Operating profit of $5.9 million declined 19.5% from the $7.3 million reported last year. This decrease was due partially to the fact that apparel customers trimmed their inventories during the quarter thereby reducing thread purchases. A&E was positioned to service growing demand and the drop in volume caused unfavorable variances in several plants. Work schedules were adjusted to reflect lower sales volume during the quarter. The decrease in operating profit was also attributed to a deterioration in profit margins reflecting the inability to increase prices and some additional expenses associated with the modernization programs in two production facilities. The early weeks of the second quarter indicated increased sales activity.

     Harris Teeter sales in the first fiscal quarter of 1994 of $388 million increased 12% over the $346 million reported for the same period last year, primarily the result of additional market share. Net sales for stores in operation during both periods increased 4.8%. Operating profit of $7.8 million declined 4.6% from the $8.1 million reported for the comparable period last year. In other than the Columbia, SC and Atlanta, GA markets, sales and profits have shown improvement. Losses in the five newly acquired stores in the Columbia market and expenses associated with the Atlanta store opening were greater than expected resulting in the decline in operating profit. In Columbia, greater costs of retraining an acquired work force and inadequate sales resulted in the loss. The Atlanta market has generated impressive sales, but expenses have exceeded acceptable levels. Attention is being devoted to expense reduction while maintaining high service levels to ensure continuing customer satisfaction. Four new stores were opened in the quarter and one store was closed. There were 141 stores in operation at January 2, 1994 compared to 133 in operation at December 27, 1992.

     Jordan Graphics sales of $12.9 million in the first quarter of fiscal 1994 declined 9% from the comparable period last year. Sales declined in all product lines except for commercial printing. An operating loss of $244 thousand was largely attributed to lower sales and the erosion of margin in custom and stock products. Margins remain under pressure due to the continuing over capacity in the industry. Lower prices in selected custom products have been offered in order to gain additional sales volume. Since last year, capacity has been increased in labels and commercial printing, but additional sales have not resulted in full utilization of this capacity.

     Ruddick Investment reported an operating profit of $120
thousand in the quarter ended January 2, 1994 down from the $178 thousand reported for the comparable quarter last year. There were no significant sales of investment assets during the quarter, and interest and rental income more than offset operating expenses.


Financial Condition, Capital Resources and Liquidity

     Ruddick has an overall financial goal of earning at least a 15% return on beginning shareholders' equity. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed. As of January 2, 1994, this percentage was 30.2% and compares to 27.5% at October 3, 1993.

     The Company's principal source of liquidity has been revenue from operations. The Company also has the ability to borrow up to an aggregate of $45 million under three established revolving bank loans. The maximum amount outstanding under these credit facilities during the quarter ended January 2, 1994, was $45 million, which amount was outstanding at quarter end. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to seven years for repayment, all borrowings under these facilities are classified as long-term debt. The Company also has the ability to borrow up to $20 million in aggregate under short-term credit lines with two banks, and the amount outstanding at quarter end was $7.1 million. The majority of additional borrowings under Ruddick's revolving credit facilities and short-term credit lines was used to reduce accounts payable and other accrued liabilities while increasing inventories.

     Working capital of $109.6 million at January 2, 1994, increased $14.3 million from October 3, 1993, largely the result of the reductions in accounts payable and other accrued liabilities. The current ratio was 1.7 at January 2, 1994, and
1.6 at October 3, 1993.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness which the Company may incur, but management believes its liquidity to be adequate for the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               Exhibit No.    Description of Exhibit
                  11          Statement re: Computation of
                              per share earnings

          (B)  REPORTS ON FORM 8-K

               On December 7, 1993, the Registrant filed a
               Current Report on Form 8-K naming certain new executive officers, effective February 3, 1994.

                           SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              RUDDICK CORPORATION


DATE:  February 15, 1994      /s/ R. N. BRIGDEN
                              R. N. BRIGDEN
                              VICE PRESENT - FINANCE
                              (PRINCIPAL FINANCIAL OFFICER)