Form 10-Q
period 1994-04-03
RUDDICK CORP
filed 1994-05-16
CIK 85704

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended April 3, 1994
                                  OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from      to

              Commission file number         1-6905

                          RUDDICK CORPORATION
       (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                       56-0905940
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)         Identification No.)

     2000 Two First Union Center
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

                                 Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares
As of April 29, 1994              Class

23,251,101 shares              Common Stock

This issuer also had outstanding, as of April 29, 1994, 38,679 shares of its Non-cumulative, Voting $.56 Convertible Preference
Stock, each of which is convertible into four shares of Common
Stock.

                             RUDDICK CORPORATION

                                   INDEX


                                                      PAGE NO.

PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
            CONSOLIDATED CONDENSED BALANCE SHEETS -
            APRIL 3, 1994 AND OCTOBER 3, 1993               2

            CONSOLIDATED CONDENSED STATEMENTS OF
            INCOME - THREE MONTHS  AND SIX MONTHS
            ENDED APRIL 3, 1994 AND MARCH 28, 1993          3

            CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS - SIX MONTHS ENDED
            APRIL 3, 1994 AND MARCH 28, 1993                4

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                      5

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                     6-9


PART II.    OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                         10

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                11


SIGNATURES                                                  11

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
             (in thousands)

                                         April 3,     October 3,
          ASSETS                           1994            1993
                                        (Unaudited)   (Unaudited)
CURRENT ASSETS:
 Cash and Temporary Cash Investments    $  5,713     $  12,392
 Accounts Receivable, Net                 63,190        58,757
 Inventories                             176,660       171,142
 Other                                     9,599        15,327
  Total Current Assets                   255,162       257,618

PROPERTY, NET                            284,525       273,683

INVESTMENTS AND OTHER ASSETS              59,496        55,514

     TOTAL                            $  599,183     $ 586,815


          LIABILITIES

CURRENT LIABILITIES:
 Notes Payable                        $    4,103     $   2,918
 Current Portion of Long-Term Debt         5,988         5,989
 Accounts Payable                        103,720       104,518
 Income Taxes Payable                        566         3,740
 Other Accrued Liabilities                40,340        45,157
  Total Current Liabilities              154,717       162,322

LONG-TERM DEBT AND DEFERRED LIABILITIES  160,295       149,753

SHAREHOLDERS' EQUITY:
 Capital Stock
  Preference                                 389           486
  Common                                  61,739        62,523
 Retained Earnings                       223,845       213,713
 Cumulative Translation Adjustments      (1,802)       (1,982)
   Shareholders' Equity                  284,171       274,740

    Total                             $  599,183     $ 586,815

                            <Page 2>






RUDDICK CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)
                                          THREE MONTHS ENDED
                                         APRIL 3,       MARCH 28,
                                          1994            1993
                                      (Unaudited)
(Unaudited)
NET SALES
 American & Efird                     $   67,142        $  65,632
 Harris Teeter                           385,880          338,575
 Jordan Graphics                          12,860           13,489
  Total                                  465,882          417,696

OPERATING PROFIT
 American & Efird                          5,801            7,517
 Harris Teeter                             9,266            8,232
 Jordan Graphics                            (91)              586
 Ruddick Investment                          331               86
  Total                                   15,307           16,421
OTHER COSTS AND DEDUCTIONS
 Interest expense, net                     2,044            2,088
 Other expense                             2,154            1,271
  Total                                    4,198            3,359
Income Before Taxes and Cumulative
     Effect of Accounting Change          11,109           13,062
Taxes                                      3,665            5,048
Income Before Cumulative Effect of
     Accounting Change                     7,444            8,014
Cumulative Effect of Accounting
     Change                                   -               -
NET INCOME                              $  7,444         $  8,014

AVERAGE NUMBER OF SHARES OF COMMON
 STOCK AND COMMON STOCK EQUIVALENTS
 OUTSTANDING:
  Primary                             23,686,960       23,908,908
  Fully Diluted                       23,686,962       23,909,050

NET INCOME PER SHARE-PRIMARY
 AND FULLY DILUTED:
Income Before Cumulative Effect
    of Accounting Change                   $0.32            $0.33
Cumulative Effect of Accounting Change        -               -
NET INCOME PER SHARE                       $0.32            $0.33

DIVIDENDS DECLARED PER SHARE:
  Common                                   $0.07            $0.06
  $.56 Convertible Preference              $0.14            $0.14





RUDDICK CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)
                                            SIX MONTHS ENDED
                                          APRIL 3,      MARCH 28,
                                           1994            1993
                                       (Unaudited)    (Unaudited)
NET SALES
 American & Efird                       $  130,862     $ 127,637
 Harris Teeter                             773,871       684,872
 Jordan Graphics                            25,715        27,602
  Total                                    930,448       840,111

OPERATING PROFIT
 American & Efird                           11,718        14,863
 Harris Teeter                              17,027        16,365
 Jordan Graphics                             (335)         1,459
 Ruddick Investment                            451           264
  Total                                     28,861        32,951
OTHER COSTS AND DEDUCTIONS
 Interest expense, net                       4,116         4,162
 Other expense                               3,256         2,673
  Total                                      7,372         6,835
Income Before Taxes and Cumulative
     Effect of Accounting Change            21,489        26,116
Taxes                                        7,780        10,093
Income Before Cumulative Effect of
     Accounting Change                      13,709        16,023
Cumulative Effect of Accounting
     Change                                     -          3,869
NET INCOME                              $   13,709     $  19,892

AVERAGE NUMBER OF SHARES OF COMMON
 STOCK AND COMMON STOCK EQUIVALENTS
 OUTSTANDING:
  Primary                               23,720,187    23,860,090
  Fully Diluted                         23,720,445    23,902,082

NET INCOME PER SHARE-PRIMARY
 AND FULLY DILUTED:
Income Before Cumulative Effect
    of Accounting Change                     $0.58         $0.67
Cumulative Effect of Accounting Change          -          $0.16
NET INCOME PER SHARE                         $0.58         $0.83

DIVIDENDS DECLARED PER SHARE:
  Common                                     $0.14         $0.12
  $.56 Convertible Preference                $0.28         $0.28


                               <Page 3>




RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                             SIX MONTHS ENDED
                                         APRIL 3        MARCH 28,
                                          1994            1993
                                       (Unaudited)    (Unaudited)
CASH FLOW FROM INCOME                   $ 39,237         $ 32,568
 Decrease (Increase) in Current
    Assets                               (3,898)         (11,200)
 Increase (Decrease) in Current
    Liabilities                          (7,931)            3,122
NET CASH PROVIDED BY OPERATING
    ACTIVITIES                            27,408           24,490

INVESTING ACTIVITIES
 Purchase of Assets                     (35,761)         (21,620)
 Cash Proceeds from Sale of Assets        2,492            2,061
 Other, Net                                 313             (180)
NET CASH USED IN INVESTING ACTIVITIES   (32,956)         (19,739)

FINANCING ACTIVITIES
 Proceeds (Repayments) of Long-Term
     Borrowings                           10,800          (2,700)
 Payment of Principal on Long-Term
     Debt                                (2,888)          (4,773)
 Dividends                               (3,253)          (2,802)
 Other, Net                              (5,790)            (149)
NET CASH USED IN
    FINANCING ACTIVITIES                 (1,131)         (10,424)

INCREASE (DECREASE) IN BALANCE SHEET
    CASH                                 (6,679)          (5,673)
BALANCE SHEET CASH AT BEGINNING OF
    PERIOD                                12,392           20,427

BALANCE SHEET CASH AT END OF
    PERIOD                             $   5,713         $ 14,754

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash Paid During the Year for:
    Interest                           $   3,897         $  4,827
    Income Taxes                           8,442           13,283

                            <Page 4>







                          RUDDICK CORPORATION

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (UNAUDITED)





IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED REFLECTS
ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS)
NECESSARY TO PRESENT FAIRLY THE RESULTS FOR THE INTERIM PERIODS
PRESENTED.




THE COMPANY HAS CALLED ITS NON-CUMULATIVE, VOTING $.56 CONVERTIBLE PREFERENCE STOCK FOR REDEMPTION ON MAY 31, 1994, AT A REDEMPTION PRICE OF $10.10 PER SHARE ($10.00 REDEMPTION PRICE PLUS $.10 ACCRUED DIVIDEND FROM APRIL 1, 1994 THROUGH THE DATE OF REDEMPTION). CURRENTLY, EACH SHARE OF THE PREFERENCE STOCK IS CONVERTIBLE INTO FOUR SHARES OF COMMON STOCK OF THE COMPANY. [ASHARES OF PREFERENCE STOCK NOT SO CONVERTED INTO SHARES OF COMMON STOCK BY THE CLOSE OF BUSINESS ON MAY 23, 1994, WILL BE REDEEMED AS DESCRIBED ABOVE.



















                            <<Page5>








ITEM 2.                Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table shows net sales and operating profit for each of Ruddick Corporation's subsidiaries for the quarters and six months ended April 3, 1994 and March 28, 1993:

(In Thousands)                                        SIX
                        QUARTER  ENDED            MONTHS ENDED
                     April 3,   March 28,   April 3,   March 28,
                      1994        1993        1994          1993
Net Sales
 American & Efird   $ 67,142   $ 65,632   $130,862       $127,637
 Harris Teeter       385,880    338,575    773,871        684,872
 Jordan Graphics      12,860     13,489     25,715         27,602
     Total          $465,882   $417,696   $930,448       $840,111

Operating Profit
 American & Efird   $  5,801   $ 7,517    $ 11,718       $ 14,863
 Harris Teeter         9,266     8,232      17,027         16,365
 Jordan Graphics        (91)       586       (335)          1,459
 Ruddick Investment      331        86         451            264
     Total          $ 15,307  $ 16,421    $ 28,861       $ 32,951



     FOR THE THREE MONTHS ENDED APRIL 3, 1994 AND MARCH 28, 1993

     Consolidated sales of $466 million in the second quarter of fiscal 1994 increased 11% over the $418 million reported for the comparable period last year. Total operating profit of $15.3 million decreased 6.8% from last year. Net income after taxes of $7.4 million decreased 7% from the $8.0 million last year.

     Fully diluted and primary earnings per share were $.32 in the second quarter of fiscal 1994 and compares to $.33 for the comparable period last year.

     In the second quarter of fiscal 1994, American & Efird sales of $67.1 million increased 2% over the $65.6 million reported for the comparable period last year. Thread sales increased 3% over last year, although there was considerable weakness in sales to jeans, fleece and underwear manufacturers. Continued strength in the home furnishings, automotive and consumer products accounted for the increase in sales. Operating profit of $5.8 million decreased 22.8% from the $7.5 million reported for the comparable period last year. Operating profit was adversely affected by lower profit margins due to price competition in several markets, less favorable product mix and lower manufacturing efficiencies due to operating disruptions in primarily two plants associated with modernization programs. Results are expected to improve over the remainder of the year.

     Harris Teeter sales in the second fiscal quarter of $385.9 million increased 14% over the $338.6 million reported for the same period last year. Net sales for stores in operation during both periods increased 6.2%. The increase in sales was enhanced by aggressive feature plans and increased advertising. Operating profit of $9.3 million increased 12.6% over the $8.2 million reported for the comparable period last year. In other than the Columbia, South Carolina and Atlanta, Georgia markets, sales and profits were well ahead of last year. In Columbia, greater costs of training employees and inadequate sales resulted in an operating loss. The new store in the Atlanta market, opened in the first fiscal quarter, has generated impressive sales, but
expenses have exceeded favorable levels.   Management attention
is focused on achieving improvements in these two markets by implementing marketing plans to increase sales in Columbia and reducing operating costs in Atlanta. Operating results are expected to improve in these markets over the next six months.
No new stores were opened in the quarter. There were 141 stores in operation at April 3, 1994 compared to 133 in operation at March 28, 1993.

     Jordan Graphics sales of $12.9 million in the second quarter of fiscal 1994 declined 5% from the comparable period last year. Sales declined in all product lines except for commercial printing. An operating loss of $91 thousand was largely the result of declining sales and underutilized capacity. Some paper price increases became effective during the quarter, and due to the competitive environment, Jordan was unable to offset these through product price increases. Margins remain under pressure due to the continuing over-capacity in the industry. Significant efforts are being expended to increase sales and improve operating efficiencies.

     Ruddick Investment reported an operating profit of $331 thousand in the quarter ended April 3, 1994, an increase from the $86 thousand reported for the comparable quarter last year. This higher operating profit was largely from additional rental income from the Morrocroft Village shopping center in Charlotte, North Carolina.


       FOR THE SIX MONTHS ENDED APRIL 3, 1994 AND MARCH 28, 1993

     Consolidated sales for the six months ended April 3, 1994 of
$930 million increased 11% over the $840 million reported for the first six months in fiscal 1993, with American & Efird and Harris
 Teeter reporting increases and Jordan Graphics reporting a
decrease.  Operating profit of $28.9 million was down 12.4% from the $33.0 million reported for the comparable period last year, with Harris Teeter and Ruddick Investment Company  reporting increases and  American & Efird and Jordan Graphics reporting decreases.  Net income of $13.7 million was down from $16.0
million as reported last year before adjustment for the cumulative effect of a change in accounting principle. Net income for the six months ended March 28, 1993, has been restated to $19.9 million to reflect the adoption last year of Statement of Financial
Accounting Standards No. 109 "Accounting for Income Taxes."
Fully diluted per share
earnings for the first six months this year were $.58.   For the
comparable period last year, fully diluted per share earnings were $.83 after reflecting a $.16 favorable effect of the accounting change.

     American & Efird sales of $130.9 million for the first six months this year increased 2.5% over the comparable period last year. This increase was the net result of weakness in sales to manufacturers of jeans, fleece and underwear, which weakness was more than offset by increased sales in home furnishings, automotive and consumer products. Operating profits were reduced, primarily the result of lower profit margins reflecting price competition, a less favorable product mix, unfavorable manufacturing variances due to lower volume in several plants during the first fiscal quarter and costs of some operating disruptions associated with modernization programs.

     Harris Teeter sales of $773.9 million for the six months ended April 3, 1994 were 13% higher than for the same period last year, primarily the result of additional volume generated by increased feature programs and effective advertising.
Operating profit this year was up 4% from the comparable period last year, although the Columbia, South Carolina and Atlanta, Georgia markets continued to adversely affect operating profit. However, it is anticipated that operating results will improve in these two markets over the next six months.

     Jordan Graphics sales of $25.7 million for the six months ended April 3, 1994 decreased 6.8% from the comparable period last year. Jordan Graphics reported an operating loss of $335 thousand for the six months ended April 3, 1994, compared to an operating profit of $1.5 million last year. Sales were lower in all product lines except for commercial printing. The reduction in operating profit was the result of lower sales, and underutilization of manufacturing capacity. Significant efforts are underway to increase sales and improve operating efficiencies.

     Ruddick Investment had no significant sales of assets during the six months ended April 3, 1994, and the increased operating profit was primarily the result of increased rental income from Morrocroft Village shopping center.

     Following the October 3, 1993 fiscal year end, the Company adopted a broadly-based Corporate Owned Life Insurance (COLI) program. While this program had little effect on net income for the six months ended April 3, 1994, its adoption increased administrative expense and reduced the provision for income taxes.



FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Ruddick has an overall financial goal of earning a 15% return on beginning shareholders' equity. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed. As of April 3, 1994, this percentage was 28.2% and compares to 27.5% at October 3, 1993.

     The Company's principal source of liquidity has been revenues from operations. The Company also has had the ability to borrow up to an aggregate of $45 million under three established revolving bank loans. The maximum amount outstanding under these credit facilities during the quarter ended April 3, 1994 was $45 million, and $37.2 million was outstanding at quarter end. Currently, the Company renegotiated its revolving credit facility with the same three banks, increasing the aggregate amount of the facility from $45 million to $60 million and extending the term. Two of the banks executed the renegotiated facility agreements at the end of the quarter and the third bank, subsequently. Borrowings and repayments under these facilities are of the same nature as short- term credit lines; however, due to the nature and terms of the agreements allowing up to seven years for repayment, all borrowings under these facilities are classified as long-term debt. The Company also has the ability to borrow up to $20 million in aggregate under short-term credit lines with two banks, and there was no amount outstanding on those lines at quarter end. A portion of the cash generated during the quarter was used to reduce the revolving credit facility by $7.8 million.

     Working capital of $100.4 million at April 3, 1994,
increased $5.1 million from October  3, 1993, largely the result of increases in inventories and accounts receivable and
reductions in accrued liabilities.   The current ratio was 1.6 at
April 3, 1994, and 1.6 at October 3, 1993.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness which the Company may incur. With the new $60 million revolving credit facility in place, management believes its liquidity to be adequate in the near term.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of Ruddick Corporation was held on February 3, 1994 (the "Annual Meeting").
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual Meeting:

     (A)  ELECTION OF DIRECTORS

         The shareholders elected three directors for terms endingin 1997. In addition, the following directors currently areserving for terms to expire in 1995 or 1996, as indicated:
EdwinB. Borden, Jr. (1996), R. Stuart Dickson (1996), Hugh L. McColl,Jr. (1996), John W. Copeland (1995), Alan T. Dickson
(1995), Beverly F. Dolan (1995) and Roddey Dowd, Sr. (1995). There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

   Shares
   Director Elected    Shares Voted    Withholding         Broker
   at Annual Meeting   for Election     Authority     Non-votes

   Thomas M. Belk      19,559,869        259,182      2,320,662

   James E.S. Hynes    19,594,749        224,302      2,320,662

   E. C. Wall, Jr.     19,598,953        220,098      2,320,662



     (B)  APPROVAL OF 1993 INCENTIVE STOCK OPTION AND STOCK
APPRECIATION RIGHTS PLAN  ("1993 STOCK OPTION PLAN")

          The shareholders approved the Corporation's 1993 Stock
Option Plan at the Annual Meeting. The following information is furnished with respect to the approval of this matter:

       Shares            Shares
       Voted             Voted           Shares         Broker
        for              Against        Abstaining     Non-votes

     18,804,272          724,182         290,597       2,320,662

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

           EXHIBIT NO.     DESCRIPTION OF EXHIBIT

               4.1 Amended and Restated Revolving and Term Loan Agreement dated as of March 31, 1994, between Ruddick Corporation and First Union National Bank of North Carolina

               4.2 Amended and Restated Revolving and Term Loan Agreement dated as of March 31, 1994, between Ruddick Corporation and NationsBank of North Carolina, National Association

               4.3        Amended and Restated Revolving and Term
                          Loan Agreement dated as of March 31,
                          1994, between Ruddick Corporation and
                          Wachovia Bank of North Carolina,
                          National Association

                11        Statement re:  Computation of per share
                          earnings

     (B)   REPORTS ON FORM 8-K - None

                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                        RUDDICK CORPORATION
DATE:  May 16, 1994                 /S/  R. N. BRIGDEN

                                    R. N. BRIGDEN
                                    VICE PRESIDENT - FINANCE
                                    (PRINCIPAL FINANCIAL OFFICER)

                               EXHIBIT INDEX



  Exhibit No.
(per Item 601           Description of
Sequential
  Of Reg. S-K)            Exhibit                          Page
No.

       4.1       Amended and Restated Revolving and
                 Term Loan Agreement dated as of March
                 31, 1994, between Ruddick Corporation
                 and First Union National Bank of North
                 Carolina

       4.2       Amended and Restated Revolving and
                 Term Loan Agreement dated as of March
                 31, 1994, between Ruddick Corporation
                 and NationsBank of North Carolina,
                 National Association

       4.3       Amended and Restated Revolving and
                 Term Loan Agreement dated as of March
                 31, 1994, between Ruddick Corporation
                 and Wachovia Bank of North Carolina,
                 National Association


       11        Statement Re:  Computation of Per
                 Share Earnings