Form 10-Q
period 1994-07-03
RUDDICK CORP
filed 1994-08-17
CIK 85704

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 3, 1994

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

                                        Outstanding Shares
          Class                        As of August 5, 1994
      Common Stock                       23,294,951 shares

RUDDICK CORPORATION

INDEX


                                             PAGE NO.

PART I.   FINANCIAL INFORMATION

   ITEM 1.FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS -
          JULY 3, 1994 AND OCTOBER 3, 1993             2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS AND NINE MONTHS
          ENDED JULY 3, 1994 AND JUNE 27, 1993.          3

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - NINE MONTHS ENDED
          JULY 3, 1994 AND JUNE 27, 1993               4

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                   5

   ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                   6-10

PART II.  OTHER INFORMATION

     ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K           11

SIGNATURES                                             11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands)

                                         July 3,       October 3,
                                          1994           1993
               ASSETS                  (Unaudited)   (Unaudited)

CURRENT ASSETS:
 Cash and Temporary Cash Investments  $      13,453       $      12,392
 Accounts Receivable, Net                    66,944              58,757
 Inventories                                180,153             171,142
 Other                                       11,464              15,327
                                           ________            ________
   Total Current Assets                     272,014             257,618

PROPERTY, NET                               289,842             273,683

INVESTMENTS AND OTHER ASSETS                 59,198              55,514
                                           ________            ________
     Total                           $      621,054       $     586,815

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payables                      $       5,036        $       2,918
 Current Portion of Long-Term Debt           5,988                5,989
 Accounts Payable                          107,416              104,518
 Income Taxes Payable                        3,947                3,740
 Other Accrued Liabilities                  42,106               45,157
                                          ________             ________
     Total Current Liabilities             164,493              162,322
                                          ________             ________

LONG-TERM DEBT AND DEFERRED
     LIABILITIES                          166,669               149,753
                                         ________              ________
SHAREHOLDERS' EQUITY:
 Capital Stock
  Preference                                --                      486
  Common                                   60,362                62,523
 Retained Earnings                        231,466               213,713
 Cumulative Translation Adjustments        (1,936)               (1,982)
                                         ________              ________
  Shareholders' Equity                    289,892               274,740
                                         ________              ________
     Total                          $     621,054         $     586,815

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                               JULY 3,       JUNE 27,   JULY 3,      JUNE 27,
                                1994           1993      1994          1993
                            (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
NET SALES
 American & Efird           $   71,590    $   66,984  $  202,452   $   194,621
 Harris Teeter                 401,792       344,167   1,175,663     1,029,039
 Jordan Graphics                13,192        13,214      38,907        40,816
                              ________       ________   _________    _________
  Total                        486,574        424,365  1,417,022     1,264,476

OPERATING PROFIT
 American & Efird                7,721          7,804      19,439       22,667
 Harris Teeter                  10,350          9,176      27,377       25,541
 Jordan Graphics                   116            520       (219)        1,979
 Ruddick Investment                399            185         850          449
                              ________       ________   _________    _________
  Total                         18,586         17,685      47,447       50,636

OTHER COSTS AND DEDUCTIONS
 Interest expense, net           2,058          1,942       6,174        6,104
 Other expense                   1,856          1,466       5,112        4,139
                              ________       ________     _________  _________
  Total                          3,914          3,408      11,286       10,243

Income Before Taxes and Cumulative
 Effect of Accounting Change    14,672         14,277      36,161       40,393
Taxes                            5,421          5,519      13,201       15,612
                              ________       ________   _________    _________
Income Before Cumulative Effect
 of Accounting Change            9,251          8,758      22,960       24,781
Cumulative Effect of
 Accounting Change                 --             --         --          3,869
                              ________       ________   _________    _________
NET INCOME                     $ 9,251       $  8,758   $  22,960    $  28,650

AVERAGE NUMBER OF SHARES OF
 COMMON STOCK AND COMMON
 STOCK EQUIVALENTS OUTSTANDING:
   Primary                  23,529,825     23,776,739  23,658,181   23,832,458
   Fully Diluted            23,529,851     23,776,593  23,658,767   23,834,889

NET INCOME PER SHARE-
 PRIMARY AND FULLY DILUTED:
Income Before Cumulative Effect
 of Accounting Change            $0.39         $0.37       $0.97        $1.04
Cumulative Effect of
 Accounting Change                --             --          --         $0.16
NET INCOME PER SHARE             $0.39         $0.37       $0.97        $1.20

DIVIDENDS DECLARED PER SHARE:
  Common                         $0.07         $0.07       $0.21        $0.19
  $.56 Convertible Preference    $0.10         $0.14       $0.38        $0.42

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                        NINE MONTHS ENDED
                                                     JULY 3,       JUNE 27,
                                                      1994           1993
                                                  (Unaudited)     (Unaudited)
CASH FLOW FROM INCOME                             $   60,085     $    51,036
 Decrease (Increase) in Current Assets               (13,335)         (9,501)
 Increase (Decrease) in Current Liabilities            2,170          10,130
                                                   _________        __________
NET CASH PROVIDED BY OPERATING ACTIVITIES             48,920          51,665

INVESTING ACTIVITIES
 Purchase of Assets                                  (51,470)        (34,576)
 Cash Proceeds from Sale of Assets                     2,779           2,273
 Other, Net                                           (2,138)         (1,103)
                                                  ___________       __________
NET CASH USED IN INVESTING ACTIVITIES                (50,829)        (33,406)

FINANCING ACTIVITIES
 Proceeds (Repayments) of Long Term Borrowings        19,200          (8,400)
 Payment of Principal on Long-Term Debt               (4,333)         (6,405)
 Dividends                                            (4,883)         (4,429)
 Borrowings (Repayments) on COLI, Net                 (4,581)            581
 Other, Net                                           (2,433)         (2,036)
                                                   ___________      __________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    2,970         (20,689)

INCREASE (DECREASE) IN BALANCE SHEET CASH              1,061          (2,430)
BALANCE SHEET CASH AT BEGINNING OF PERIOD             12,392          20,427
                                                  ___________       __________
BALANCE SHEET CASH AT END OF PERIOD               $   13,453     $    17,997

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash Paid During the Year for:
    Interest                                      $    6,153     $     6,063
    Income Taxes                                  $   10,205     $    16,984


RUDDICK CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)



IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED
REFLECTS ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL
RECURRING ACCRUALS) NECESSARY TO PRESENT FAIRLY THE
RESULTS FOR THE INTERIM PERIODS PRESENTED.

AS OF MAY 31, 1994, THE COMPANY REDEEMED THE REMAINING
5,257 SHARES OF ITS $.56 CONVERTIBLE PREFERENCE STOCK THAT
HAD NOT BEEN TENDERED FOR CONVERSION INTO COMMON STOCK
ON OR BEFORE MAY 23, 1994, AS REQUIRED.  THE REDEMPTION
PRICE OF SUCH STOCK WAS $10.10 PER SHARE INCLUSIVE OF THE
PRO RATA DIVIDEND OF $.10 PER SHARE.

ITEM 2               Management's Discussion
				      and Analysis of Financial Condition and Results of Operations


Results of Operations

              The following table shows net sales and operating profit for each of Ruddick Corporation's subsidiaries for the quarters and nine months ended July 3, 1994 and June 27, 1993:

     (In Thousands)                Quarter    Ended   Nine Months Ended
                                   July 3,   June 27, July 3,   June 27,
                                    1994      1993     1994       1993
Net Sales
  American & Efird              $ 71,590    $ 66,984  $ 202,452  $  194,621
  Harris Teeter                  401,792     344,167  1,175,663   1,029,039
  Jordan Graphics                 13,192      13,214     38,907      40,816
              Total             $486,574    $424,365 $1,417,022  $1,264,476

Operating Profit
  American & Efird              $  7,721     $ 7,804 $   19,439  $   22,667
  Harris Teeter                   10,350       9,176     27,377      25,541
  Jordan Graphics                    116         520      (219)       1,979
  Ruddick Investment                 399         185        850         449
              Total             $ 18,586     $17,685 $   47,447  $   50,636


For the Three Months Ended July 3, 1994 and June 27, 1993

              Consolidated sales of $487 million in the third quarter of fiscal 1994 increased 14.7% over the $424 million reported for the comparable quarter last year. Total operating profit of $18.6 million was 5.1% ahead of last year. Net income after taxes was $9.3 million, an increase of 5.6% over the $8.8 million reported last year.

              Fully diluted and primary earnings per share were $.39 in the third quarter of fiscal 1994 compared to $.37 for the comparable period last year.

              In the third quarter of fiscal 1994, American & Efird sales of $71.6 million increased 6.9% over the $67.0 million reported for the comparable period last year. The increase in sales occurred primarily in industrial thread, which sales were strong in the quarter due to improved business conditions in most markets served by A&E. Operating profit of $7.7 million declined slightly from last year's operating profit of $7.8 million. Sales margins declined when compared to last year as pricing remained competitive. Although a relatively small contributor to total sales, consumer division sales were improved in spite of poor business conditions among fabric retailers. International subsidiaries achieved sales increases in most markets. However, international division profits were down due primarily to poor business conditions in Europe and the Far East, the costs of consolidations in Canada, and expenses associated with start-up activities in Mexico and the Dominican Republic.

              Harris Teeter sales in the third fiscal quarter of $401.8 million increased 16.7% over the $344.2 million reported for the same period last year. Net sales for stores in operation during both periods increased 9.7%. The increase in sales was the result of new stores and strong feature oriented merchandising, which provided a significant increase in customer count. Operating profit of $10.4 million increased 12.8% over the $9.2 million reported for the comparable period last year. Gross profit increases more than offset higher operating expenses, resulting in the improved operating profit. Sales improvements in the Columbia, South
Carolina market and improved store operations in the Atlanta, Georgia market resulted in a less adverse effect to the quarter's results as compared to the first two quarters of fiscal 1994. One replacement store was opened in the quarter and 141 were in operation at the end of the quarter compared to 135 a year ago.

              Jordan Graphics sales of $13.2 million were about equal to the amount reported for the comparable period last year. Sales increases occurred in stock forms, custom forms, laser and labels but declined in commercial and sales of product purchased outside. The decline in operating profit to $116 thousand is largely attributable to lower margins, a result of continuing excess capacity in the industry. Significant efforts are being expended by Jordan Graphics to increase sales and improve operating efficiencies.

              Ruddick Investment recorded an operating profit in the third fiscal quarter of $399 thousand compared to $185 thousand reported for the comparable quarter last year. This increase is largely attributable to additional rental income from the Morrocroft Village shopping center in Charlotte, North Carolina.


For the Nine Months Ended July 3, 1994 and June 27, 1993

              Consolidated sales for the nine months ended July 3, 1994 of $1.42 billion increased 12.1% over the $1.26 billion reported for the first nine months in fiscal 1993. American & Efird and Harris Teeter reported sales increases and Jordan Graphics, a decrease. Operating profit of $47.4 million was down 6.3% from the $50.6 million reported for the comparable period last year, with Harris Teeter and Ruddick
Investment reporting increases, and American & Efird and Jordan Graphics reporting decreases. Net income of $23.0 million was down from $24.8 million reported last year before adjustment for the cumulative effect of a change in accounting principle. Net income for the nine months ended June 27, 1993, has been restated to $28.7 million to reflect the adoption in the first fiscal quarter last year of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Fully diluted per share earnings for the first nine months this year were $.97. For the comparable period last year, fully diluted per share earnings were $1.20 after reflecting a $.16 favorable effect of the accounting change.

              American & Efird sales of $202.5 million for the first nine months this year increased 4.0% over the comparable period last year. Sales have improved each successive quarter this fiscal year as business conditions have improved in most of the major market segments that A&E serves. Home furnishings, automotive and consumer products markets have shown strength in recent months. Operating profits year to date were reduced from the prior year, primarily the result of lower profit margins reflecting price competition, a less favorable product mix, unfavorable manufacturing variances due to lower volume in several plants during the first fiscal quarter of 1994, and costs of some operating disruptions associated with modernization programs, primarily in the first two fiscal quarters of 1994. International division profits were down due primarily to lower sales resulting from poor business conditions in Europe and the Far East, the costs of consolidations in Canada, and expenses associated with start-up activities in Mexico and the Dominican Republic.

              Harris Teeter sales of $1.2 billion for the nine months ended July 3, 1994 were 14.2% higher than for the same period last year, primarily the result of additional volume generated by strong feature oriented merchandising which provided a significant increase in customer count. Net sales for stores in operation during both periods increased 6.9%. Operating profit this year was up 7.2% from the comparable period last year. Although improvements in the Columbia, South Carolina market and improved operations in the Atlanta, Georgia store were achieved in the third fiscal quarter, these operations continue to adversely affect operating profit. However, progress is being made in these two markets and improving results in such markets are expected to continue. Four new stores were opened during this period, one store was closed, and one store was replaced. There were 141 in operation at July 3, 1994 compared to 135 a year ago.

              Jordan Graphics sales of $38.9 million for the nine months ended July 3, 1994 decreased 4.7% from the comparable period last year. Jordan Graphics reported an operating loss of $219 thousand for the nine months ended July 3, 1994, compared to an operating profit of $2.0 million last year. When compared to last year, sales were generally lower in all product lines except commercial and laser, although improvement was noted in the third quarter in stock forms, custom forms, laser and labels. The reduction in operating profit was the result of lower sales and lower margins, a result of underutilized manufacturing capacity industry wide. Significant efforts are being expended by Jordan Graphics to increase sales and improve operating efficiencies.

              Ruddick Investment had no significant sales of assets during the nine months ended July 3, 1994, and the increased operating profit was largely attributable to increased rental income from the Morrocroft Village shopping center in Charlotte, North Carolina.

              Following the October 3, 1993 fiscal year end, the Company adopted a broadly based Corporate Owned Life Insurance (COLI) program. For the nine months ended July 3, 1994, the COLI program increased administrative expense and reduced the provision for income taxes, but had no significant effect on net income.


Financial Condition, Capital Resources and Liquidity

              Ruddick has an overall financial goal of earning a 15% return on beginning shareholders' equity. At the same time, Ruddick seeks to limit long-term debt (including capital leases and all current portions) so as to constitute no more than 40% of capital employed, which includes
long-term debt and shareholders' equity.   As of July 3, 1994, this
percentage was 29.0% compared to 27.5% at October 3, 1993.

              The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $60 million under three established revolving bank loans.
The maximum amount outstanding under these credit facilities during the quarter ended July 3, 1994 was $45.6 million. The $45.6 million outstanding at quarter end was an increase of $8.4 million from the end of the March quarter. Borrowings and repayments under these facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to seven years for repayment, all borrowings under these facilities are classified as long-term debt. The Company also has the ability to borrow up to $10 million under a short-term credit line with one bank, and there was no amount outstanding at quarter end.

              Working capital of $107.5 million at July 3, 1994, increased $12.2 million from October 3, 1993, largely the result of increases in inventories and accounts receivable with only a modest increase in notes and accounts payable. The current ratio was 1.7 at July 3, 1994, and
1.6 at October 3, 1993.

              Covenants in certain of the Company's long-term debt agreements limit the total indebtedness which the Company may incur. With a $60 million revolving credit facility in place, management believes its liquidity to be adequate for at least the foreseeable future.


Restructuring Charge

       In the fourth quarter of fiscal 1993, net income was reduced by a one-time before-tax charge of $5,264 thousand ($3,422 thousand after income tax effect) for the costs associated with a marketing strategy of replacing, over the next few years, a number of smaller, less competitive Harris Teeter stores with larger stores offering increased variety and greater emphasis on perishables and drawing from a larger marketing area. The restructuring reserve has been recorded in other noncurrent liabilities.

       At the time of adoption of the strategic plan by company management on September 13, 1993, a total of twelve (12) existing stores were identified for replacement with the larger, more competitive store formats. The plan established target dates for the completion of construction of replacement stores and, therefore, projected dates for the abandonment of the operations of the existing store(s) in each case. Management believes the projected dates to be reasonable as the basis for determination of the costs to be incurred for the abandoned existing properties.

       The restructuring charges do not include provisions for suboptimal performance, allocated overhead, or other indirect costs. The restructuring reserve has been calculated to include only the direct costs associated with (1) the write off of the projected remaining book value, net of anticipated salvage, if any, of store equipment and leasehold improvements to be abandoned and (2) the commitments for continuing lease payments at the abandoned store site, net of historical sublease patterns. Management anticipates that on average fifty percent of the operating loss associated with each store closing will be incurred against the reserve in the year of the store closing and the balance of store associated losses will be incurred within four years thereafter. Such store closings are planned to occur during fiscal years ending 1994 through 1996.

       During the first two fiscal quarters of 1994, no stores were closed under the new marketing strategy. In the quarter ended July 3, 1994, one store was closed resulting in an initial reserve charge of $61 thousand. While management expects reserve charges in future quarters to be far more significant, it is not expected that such charges will be material in any single quarter. Further, the financial projections of the results of this strategy indicate that the effect on operating results of any fiscal year will not be material.

              Regarding the estimated effect on liquidity, the restructuring will have no material effect since only approximately one-half of all future reserve charges are cash outlays, i.e. only those charges for continuing rent commitments at abandoned sites. Further, management has included in its capital plans and cash projections the expected capital expenditures required to affect the restructuring to larger stores, and management believes the Company's capital resources to be adequate to complete such restructuring.

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



                       RUDDICK CORPORATION


DATE:   August 17, 1994             /s/ R. N. Brigden
                                        R. N. BRIGDEN
                                        VICE PRESIDENT - FINANCE
                                     (PRINCIPAL FINANCIAL OFFICER)

                          EXHIBIT INDEX



          Exhibit No.
         (per Item 601
    Description of Sequential
        Of Reg. S-K)               Exhibit              Page No.


        11               Statement Re:  Computation of
                         Per Share Earnings