Form 10-K
period 1994-10-02
RUDDICK CORP
filed 1994-12-22
CIK 85704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
          (Mark one)
           [  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the Fiscal Year Ended:   October 2, 1994
                                              -------------------

           [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the transition period from         to
                                                  --------  --------

                      Commission File Number:  1-6905
                                             ---------

                             RUDDICK CORPORATION
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NORTH CAROLINA                           56-0905940
         ------------------------------            ---------------------
        (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

         2000 TWO FIRST UNION CENTER, CHARLOTTE, NORTH CAROLINA28282
         -----------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 372-5404
                                                          --------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS:               NAME OF EXCHANGE ON WHICH REGISTERED:
        --------------------               -------------------------------------
             COMMON STOCK                      NEW YORK STOCK EXCHANGE, INC.
   RIGHTS TO PURCHASE SERIES A JUNIOR
PARTICIPATING ADDITIONAL PREFERRED STOCK       NEW YORK STOCK EXCHANGE, INC.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE
                                                                    ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                                ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 31, 1994, was $259,760,436.

As of October 31, 1994, the Registrant had outstanding 23,177,803 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Certain portions of the Annual Report to Shareholders for the fiscal year ended October 2, 1994 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K and included as
Exhibit 13 hereto, the Annual Report to Shareholders for the fiscal year ended October 2, 1994, is not deemed to be filed or incorporated by reference as part of this report).

Part III: Definitive Proxy Statement dated December 21, 1994, as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 1995 Annual Meeting of Shareholders. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                              RUDDICK CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

              Form 10-K for the Fiscal Year ended October 2, 1994

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                    PART I
Item 1.  Business ...........................................................................1
Item 2.  Properties .........................................................................4
Item 3.  Legal Proceedings ..................................................................6
Item 4.  Submission of Matters to a Vote of Security Holders ................................6
Item 4A. Executive Officers of the Registrant ...............................................6

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters ................................................................7
Item 6.  Selected Financial Data ............................................................7
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................................7
Item 8.  Financial Statements and Supplementary Data ........................................8
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ................................................8

                                   PART III

Item 10. Directors and Executive Officers of the Registrant .................................8
Item 11. Executive Compensation .............................................................8
Item 12. Security Ownership of Certain Beneficial Owners and
         Management .........................................................................8
Item 13. Certain Relationships and Related Transactions .....................................8

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K ........................................................................9

                                     PART I

ITEM 1.  BUSINESS

         Ruddick Corporation (the "Registrant") is a diversified holding company which, through its subsidiaries, is engaged in four primary businesses:
Harris Teeter, Inc. ("Harris Teeter") operates a chain of supermarkets in five southeastern states; American & Efird, Inc. ("A&E") manufactures and distributes industrial and consumer sewing thread and sales yarn; Jordan Graphics, Inc. ("Jordan Graphics") produces and distributes business forms;
and R.S. Dickson & Co., which does business as Ruddick Investment Company ("Ruddick Investment"), operates as an investment management, special situations and venture capital company.

         At October 2, 1994, the Registrant and its subsidiaries had total consolidated assets of $640,792,000 and had approximately 19,000 employees.
The principal executive offices of the Registrant are located at 2000 Two First Union Center, Charlotte, North Carolina 28282.

         Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment. In 1969 the Registrant acquired Harris Teeter and the predecessor company of Jordan Graphics.

         The businesses in which the Registrant engages through its subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled "Industry Segment Information" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the Registrant's 1994 Annual Report to Shareholders (the "1994 Annual Report"), which information is incorporated herein by reference.

         The only foreign operations conducted by the Registrant are through A&E. None of the businesses engaged in by the Registrant would be characterized as seasonal.

         The Registrant employs nineteen people, including four executives who form and implement overall corporate objectives and policies. The Registrant's employees perform functions in a number of areas including finance, accounting, audit, insurance, reporting, employee benefits, and public and shareholder relations. The Registrant assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills, and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Registrant.

                                     A & E

         A&E produces industrial sewing thread from natural and synthetic fibers for use by apparel, automotive, upholstered furniture, home furnishings, and footwear manufacturers. A&E also produces consumer sewing thread for use in home sewing. These products are primarily manufactured in thirteen plants, all located in North Carolina, and are sold primarily in the United States. Limited quantities of industrial sewing threads are exported. A&E also distributes sewing supplies manufactured by other companies. Thread and notion products accounted for approximately 98% of A&E's net sales in fiscal 1994.
A&E also produces a limited quantity of mercerized cotton yarns for use by the knitting and weaving industries, which products accounted for 2% of A&E's net sales in fiscal 1994. This yarn production has decreased in recent years as plant capacity has been converted to the manufacture of sewing thread. Sales operations are conducted through A&E's employed salesmen and commission brokers and jobbers. A&E's sales constituted 14% of the Registrant's consolidated sales in fiscal 1994 (15% in 1993 and 15% in 1992).

         The order backlog, believed to be firm, as of the end of the 1994 fiscal year was approximately $17,863,000 versus $22,611,000 at the end of the preceding fiscal year. Such backlog normally is expected to be filled within three weeks of fiscal year end. A&E has approximately 9,500 active customer accounts. In fiscal 1994, no single customer accounted for more than 8% of total net sales, and the ten largest customers accounted for an aggregate of less than 25% of total net sales.

         A&E purchases cotton from farmers and domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers and are currently available in an adequate supply.

         There are no material patents, licenses, franchises, or concessions held by A&E. Research and Development expenditures were $244,000 and $257,000 in fiscal 1994 and fiscal 1993, respectively, none of which expenditures were sponsored by customers. Two employees are engaged in this activity full-time.

         A&E has expanded into international markets as sewing thread demand has increased outside the United States in the apparel, home furnishings, and industrial markets. A&E's value of assets in its subsidiaries in England, Costa Rica, Canada, Korea, Mexico, and Hong Kong and in its joint ventures in Singapore, Dominican Republic, and Venezuela totals approximately $43 million. Management expects to continue to expand foreign production and distribution operations, primarily through additional joint ventures.

         The industrial sewing thread industry is highly competitive. A&E is one of the largest producers in the domestic industrial thread market. Principal competitors include Coats/American and Dixie/Threads USA. Principal competitive factors include quality, service and price. In the consumer thread market, A&E competes with a number of large, well-established companies, including Coats/American.

         A&E employed approximately 2,800 persons as of the end of fiscal 1994. A&E considers its employee relations to be good.

                                 HARRIS TEETER

         Harris Teeter operates supermarkets in North Carolina (91), South Carolina (25), Virginia (19), Georgia (3), and Tennessee (1) for sales of groceries, produce, meat, delicatessen items, bakery items, and non-food items such as health and beauty care and other products normally offered for sale in supermarkets. In fiscal 1992, a prepared foods program was started featuring chef-prepared hot and cold entrees. This program has now been introduced in 15 stores and will be offered in approximately 29 additional stores in fiscal 1995. Harris Teeter has a program in place whereby each retail store will undergo a major remodel every eight years. Harris Teeter remodeled three stores during fiscal 1994 and expects to remodel six stores in fiscal 1995. In addition, six new stores were opened and five older, less profitable, stores were closed. In fiscal 1993, a reserve was established in anticipation of closing 12 smaller, less competitive stores and replacing them with larger stores offering increased variety and drawing from a larger market area. Two of the five stores closed in fiscal 1994 were covered by this reserve. As of fiscal year end, Harris Teeter had 139 stores in operation. Its principal offices and perishable distribution facilities are located near Charlotte, North Carolina, and its dry grocery and cold storage distribution facilities are located in Greensboro, North Carolina. Harris Teeter produces some dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter's sales constituted 83% of the Registrant's consolidated sales in fiscal 1994 (82% in 1993 and 81% in 1992).

         The supermarket industry is highly competitive. Harris Teeter competes with local, regional, and national food chains, some of which are larger in terms of assets and sales, as well as with independent merchants. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of customers has a material effect upon the business of Harris Teeter.

         At fiscal year end, Harris Teeter employed approximately 7,200 persons full-time and 8,700 part-time. Warehouse employees and drivers at Harris Teeter's warehouse near Charlotte, North Carolina are represented by a union, but Harris Teeter is not party to a collective bargaining agreement covering such employees. Harris Teeter considers its employee relations to be good.

                                JORDAN GRAPHICS

         Jordan Graphics produces a line of business forms and printed products and distributes its products through its own sales representatives. Its product line includes custom and stock continuous forms for computer use, snap-apart forms, pressure sensitive labels, sheeted and roll labels, envelopes, commercial printing, many specialty items and multi-color forms for laser printers. Jordan Graphics' offices and principal plant are located near Charlotte, North Carolina. Jordan Graphics manufactures and distributes its products, primarily through its direct sales force, mainly in the eastern United States.

         The principal raw materials used by Jordan Graphics include paper, carbon, cartons, and ink. Management believes that sufficient sources of these raw materials are currently available.

         In fiscal 1994, the largest single customer of Jordan Graphics accounted for 4.1% of total net sales, and the ten largest customers accounted for an aggregate of 24.2% of total net sales. The loss of any one of its five largest accounts would not, in the opinion of management, materially affect Jordan Graphics' business.

         Jordan Graphics operates in a highly competitive industry, and many of its competitors are substantially larger, both in terms of assets and sales. The principal methods of competition in the business forms industry are price, quality, and service.

         At fiscal year end, Jordan Graphics employed 391 persons, of which 73 were in sales. Jordan Graphics considers its employee relations to be good.

                               RUDDICK INVESTMENT

         Ruddick Investment makes direct venture capital investments from its own capital base and from internally generated funds. The company's portfolio is invested in a limited number of industries and may include securities of start-ups and early stage firms, as well as publicly traded securities. Some of the products and services produced by the current portfolio holdings include proprietary building products, textiles, pharmaceuticals, medical diagnostic instrumentation, and commercial oven and stove manufacturing. In addition, venture investment activities include the development of shopping centers where Harris Teeter serves as an anchor tenant. Ruddick Investment's principal objective is to achieve long-term gains on each of its investments. It is not an operating company and does not offer a service or product in the normal course of business.

ITEM 2. PROPERTIES

         The executive offices of the Registrant are located in approximately 8,086 square feet of leased space in a downtown office tower at 2000 Two First Union Center, Charlotte, North Carolina 28282, in which it is a tenant under a lease which expires in May 1998.

         A&E's principal offices and thirteen domestic manufacturing plants are all owned by A&E and are all located in North Carolina. Manufacturing plants have an aggregate of 1,445,694 square feet of floor space and an insured value of $250,000,000. A&E has the capacity to produce annually approximately 35,000,000 pounds of industrial sewing thread and 3,250,000 pounds of sales yarn and has a dyeing capacity of approximately 33,000,000 pounds per year. Capacities are based on 168 hours of operations per week. A&E also leases 16 distribution centers scattered throughout its domestic markets at an approximate annual rent of $1,250,000. Through subsidiaries, A&E also owns six international manufacturing plants with an aggregate of 322,354 square feet of floor space and an insured value of $46,318,000. These subsidiaries have the capacity to produce annually approximately 7,830,000 pounds of sewing thread and have a dyeing capacity of approximately 9,665,000 pounds per year. Capacities are based on 144 hours of operations per week. In addition to its subsidiaries, A&E has a minority interest in three joint ventures.

         Harris Teeter owns its principal offices, which consist of 95,050 square feet of space located on a 10 acre tract of land near Charlotte, North Carolina. Harris Teeter owns a 104 acre tract east of Charlotte where its cold storage distribution facility is located. This facility contains approximately 176,000 square feet, most of which is equipped to store refrigerated or perishable goods. Harris Teeter also owns a 49 acre tract in Greensboro, North Carolina, where its dry grocery and frozen goods warehouses are located. The dry grocery warehouse contains approximately 547,000 square feet and the frozen goods warehouse contains approximately 130,000 square feet. Harris Teeter owns a 18,050 square foot milk processing plant located on 8.3 acres of land in Charlotte, North Carolina and a 81,900 square foot milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina. Harris Teeter operates its retail stores exclusively from leased properties. The base annual rentals on leased store and warehouse properties as of October 2, 1994 aggregated approximately $29,797,000 net of sublease rentals of approximately $1,592,000. In addition to the base rentals, the majority of the lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended October 2, 1994, the additional rental amounted to approximately $971,000. Harris Teeter's supermarkets range in size from approximately 15,000 square feet to 67,000 square feet, with an average size of approximately 31,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

HARRIS TEETER STORE DATA                                1992              1993              1994
                                                        ----              ----              ----
Stores Open at End of Period                                135               138               139
Average Weekly Net Sales Per Store*                  $  182,865        $  197,745        $  223,467
Average Square Footage Per Store                         29,595            30,480            30,974
Average Square Footage Per New Store                     33,629            44,748            40,154
     Opened During Period
Total Square Footage at End                           3,995,313         4,206,284         4,305,325
     of Period

* Computed on the basis of aggregate sales of stores open for a full year.


         The corporate offices and principal manufacturing facility and warehouses for Jordan Graphics are located near Charlotte, North Carolina. Jordan Graphics owns this facility, which contains 188,000 square feet and is located on 26 acres of land. Jordan Graphics also leases a manufacturing facility in Charlotte, North Carolina, containing approximately 14,600 square feet. In addition, Jordan Graphics owns a smaller manufacturing plant and offices containing approximately 42,000 square feet located on six acres of land in Baltimore, Maryland.

ITEM 3. LEGAL PROCEEDINGS

        The Registrant has entered into an Administrative Order on Consent with Region IV of the United States Environmental Protection Agency, together with 14 other parties who have been designated potentially responsible parties, to perform a remedial investigation/feasibility study at the Leonard Chemical Company Superfund site in Rock Hill, South Carolina. The Registrant's potential liability is based on the alleged disposal of waste material at this Superfund site by Pargo, Inc. Pargo, Inc. was a wholly owned subsidiary of the Registrant from 1969 to 1972. The Registrant has agreed to participate in the remedial investigation/feasibility study on the condition that its share of the costs does not exceed 1.8% of the total plus an additional payment of $4,680 for costs previously incurred by other parties. The Registrant estimates that, based on current information, the total cost of the remedial investigation/ feasibility study should be approximately $500,000. Under the interim allocation of costs agreed to by the parties to the Administrative Order on Consent, the Registrant's share is 1.12% of the total cost. The Registrant does not believe that this proceeding will have a material effect on its business or financial condition.

         The Registrant and its subsidiaries are involved in various matters from time to time in connection with their operations, including various environmental matters. These matters considered in the aggregate have not had, nor does the Registrant expect them to have, a material effect on the Registrant's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following list contains the name, age, positions and offices held, and period served in such positions or offices for each of the executive officers of the Registrant.

         R. Stuart Dickson, age 65, has been Chairman of the Executive Committee since February, 1994. Prior to that time he had been Chairman of the Board of the Registrant since its formation in October, 1968.

         Alan T. Dickson, age 63, has been Chairman of the Board since February, 1994. Prior to that time he had been President of the Registrant since its formation in October, 1968.

         John W. Copeland, age 59, has been President of the Registrant since February, 1994. Prior to that time he had been President of A&E since October, 1984.

         Richard N. Brigden, age 55, has been Vice President-Finance of the Registrant since December, 1983.

         Thomas W. Dickson, age 39, has been President of A&E since February, 1994. Prior to that time, he served as Executive Vice President from 1991 to 1994 and as Senior Vice President-Marketing and International from 1989 to 1991.

         Edward S. Dunn, Jr., age 51, has been President of Harris Teeter since January 1, 1989.

         Brian F. Gallagher, age 47, has been President of Jordan Graphics, Inc. since July, 1993. From April, 1993 to July, 1993, he served as Vice President of Manufacturing. From May, 1985 to April, 1993, he served as Plant Manager at several plants for Moore Business Forms.

         The executive officers of the Registrant and its subsidiaries are elected annually by their respective Boards of Directors. R. Stuart Dickson and Alan T. Dickson are brothers. Thomas W. Dickson is the son of R. Stuart Dickson and the nephew of Alan T. Dickson. No other executive officer has a family relationship with any other executive officer or director or nominee for director as close as first cousin.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required for this item is incorporated herein by reference to the following sections of the Registrant's 1994 Annual Report: information regarding the principal market for Common Stock, number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock and $.56 Convertible Preference Stock for each quarterly period in the 1994 and 1993 fiscal years (the $.56 Preference was called for redemption on May 31, 1994) is incorporated by reference to the Note headed "Quarterly Information (Unaudited)" to the Notes to Consolidated Financial Statements; and information regarding restrictions on the ability of the Registrant to pay cash dividends is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity" and the Note headed "Long-Term Debt" to the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

         The information required for this item, for each of the last five fiscal years, is incorporated herein by reference to the section headed "Eleven-Year Financial and Operating Summary" in the Registrant's 1994 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required for this item is incorporated herein by reference to the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1994 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Registrant, including the Report of Independent Public Accountants thereon, are incorporated herein by reference from the Registrant's 1994 Annual Report.

         The required supplementary financial information is incorporated herein by reference from the Note headed "Quarterly Information (Unaudited)" of the Notes to Consolidated Financial Statements in the Registrant's 1994 Annual Report.

         The financial statement schedules required to be filed herewith, and the Report of Independent Public Accountants thereon, are listed under Item 14(a) of this Report and filed herewith pursuant to Item 14(d) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to executive officers is set forth above in Part I, Item 4A. The information required by this item with respect to directors is incorporated herein by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement dated December 21, 1994, filed with the Securities and Exchange Commission with respect to the Registrant's 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Directors' Fees and Attendance" and "Executive Compensation" in the Registrant's 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Election of Directors-Beneficial Ownership of Company Stock" in the Registrant's 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      Documents filed as part of report

         (1) Financial Statements: The following report and financial statements are incorporated herein by reference to the Registrant's 1994 Annual Report:

                 Consolidated Balance Sheets, October 2, 1994 and October 3,
                 1993

                 Statements of Consolidated Income and Retained Earnings for the fiscal years ended October 2, 1994, October 3, 1993 and September 27, 1992

                 Statements of Consolidated Cash Flows for the fiscal years ended October 2, 1994, October 3, 1993 and September 27, 1992

                 Notes to Consolidated Financial Statements

                 Report of Independent Public Accountants

         (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

                 Report of Independent Public Accountants for each of the fiscal years in the three year period ended October 2, 1994

                 Schedule V    -  Property, Plant, and Equipment

                 Schedule VI   -  Accumulated Depreciation, Depletion and
                                         Amortization of Property, Plant, and
                                         Equipment

                 Schedule VIII -  Valuation and Qualifying Accounts and
                                         Reserves

                 Schedule X    -  Supplementary Income Statement
                                         Information

                 All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

         (3) Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit No.               Description
- -----------      -------------------------------------------------------------
    3.1 Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1992 (Commission File No. 1-6905).

    3.2 Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).

    4.1 Loan Agreement for $70,000,000 Term Loans entered into on April 23, 1992, by and among the Registrant, First Union National Bank of North Carolina, NationsBank of North Carolina, N.A. and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1992, (Commission File No. 1-6905). The Registrant has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Commission upon request.

   10.1          Description of Incentive Compensation Plans.*

   10.2 Supplemental Executive Retirement Plan of Ruddick Corporation, as amended and restated, incorporated herein by reference to
                 Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).*

   10.3 Resolutions adopted by the Board of Directors of the Registrant and the Plan's Administrative Committee with respect to benefits payable under the Registrant's Supplemental Executive Retirement Plan to Alan T. Dickson and
                 R. Stuart Dickson, incorporated herein by reference to
                 Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).*

   10.4 Deferred Compensation Plan for Key Employees of Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).*

Exhibit No.               Description
- -----------      -----------------------------------------------------------

   10.5          1982 Incentive Stock Option Plan, as amended and restated.*

   10.6          1988 Incentive Stock Option Plan.*

   10.7 1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).*

   10.8 Description of the Registrant's Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit
                 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).*

   10.9 Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).*

   10.10 Rights Agreement dated November 15, 1990 by and between the Registrant and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 21, 1990 (Commission File No. 1-6905).

   10.11 Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).*

   11            Statement Regarding the Computation of Per Share Earnings.

   13 Ruddick Corporation 1994 Annual Report to Shareholders (consolidated financial statements on pages 20 to 31 and sections headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 16 to
                 19) and "Eleven-Year Financial and Operating Summary" (pages 14 to 15) only).

   21            List of Subsidiaries of the Registrant.

   23            Consent of Independent Public Accountants.

Exhibit No.               Description
- -----------      -----------------------------------------------------

   27            Financial Data Schedule.

________________________

* Indicates management contract or compensatory plan required to be filed as an Exhibit.

(b)    Reports on Form 8-K.

       The Registrant did not file any reports on Form 8-K during the three months ended October 2, 1994.

(c) The following exhibits are filed herewith and follow the signature pages:

       10.1   Description of Incentive Compensation Plans.

       10.5   1982 Incentive Stock Option Plan.

       10.6   1988 Incentive Stock Option Plan.

       11     Statement Regarding Computation of Per Share Earnings.

       13 Ruddick Corporation 1994 Annual Report to Shareholders (consolidated financial statements on pages 20 to 31 and sections headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 16 to 19) and "Eleven-Year Financial and Operating Summary" (pages 14 to
              15) only).

       21     List of Subsidiaries of the Registrant.

       23     Consent of Independent Public Accountants.

       27      Financial Data Schedule.


(d) The financial statement schedules listed in Item 14(a)(2) above begin on Page S-1.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RUDDICK CORPORATION
                                            (Registrant)


                                        By: /s/ John W. Copeland
                                            ---------------------------
                                            John W. Copeland, President

Dated: December 21, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

           Name                          Title                               Date
           ----                          -----                               ----
/s/ John W. Copeland              President and Director                   December 21, 1994
- --------------------              (Principal Executive Officer)
John W. Copeland

/s/ Richard N. Brigden            Vice President-Finance                   December 21, 1994
- ----------------------            (Principal Financial Officer)
Richard N. Brigden

/s/ Douglas A. Stephenson         Treasurer                                December 21, 1994
- -------------------------         (Principal Accounting Officer)
Douglas A. Stephenson

/s/ Thomas M. Belk                Director                                 December 21, 1994
- ------------------
Thomas M. Belk

/s/ Edwin B. Borden, Jr.          Director                                 December 21, 1994
- ------------------------
Edwin B. Borden, Jr.

/s/ Alan T. Dickson               Chairman of the Board                    December 21, 1994
- -------------------               and Director
Alan T. Dickson

/s/ R. Stuart Dickson             Chairman of the Executive                December 21, 1994
- ---------------------             Committee and Director
R. Stuart Dickson

      Name                         Title                                        Date
      ----                         -----                                        ----
/s/ Beverly F. Dolan              Director                                 December 21, 1994
- --------------------
Beverly F. Dolan

/s/ Roddey Dowd, Sr.              Director                                 December 21, 1994
- --------------------
Roddey Dowd, Sr.

/s/ James E. S. Hynes             Director                                 December 21, 1994
- ---------------------
James E. S. Hynes

/s/ Hugh L. McColl. Jr.           Director                                 December 21, 1994
- -----------------------
Hugh L. McColl, Jr.

/s/ E. Craig Wall, Jr.            Director                                 December 21, 1994
- ----------------------
E. Craig Wall, Jr.


INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants                                                S-2

For each of the fiscal years in the three year period ended October 2, 1994

       Schedule V         -  Property, Plant, and Equipment                             S-3

       Schedule VI        -  Accumulated Depreciation, Depletion, and
                             Amortization of Property, Plant, and Equipment             S-4

       Schedule VIII      -  Valuation and Qualifying Accounts and Reserves             S-5

       Schedule X         -  Supplementary Income Statement Information                 S-6



All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Ruddick Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ruddick Corporation's annual report to shareholders incorporated in this Form 10-K and have issued our report thereon dated October 27, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
October 27, 1994.

RUDDICK CORPORATION AND SUBSIDIARIES
PROPERTY, PLANT AND EQUIPMENT
FOR THE FISCAL YEARS ENDED
SEPTEMBER 27, 1992, OCTOBER 3, 1993
AND OCTOBER 2, 1994                                                   SCHEDULE V
        (in thousands)


- --------------------------------------------------------------------------------------------------------------
           COLUMN A                       COLUMN B             COLUMN C   COLUMN D         COLUMN E   COLUMN F
- --------------------------------------------------------------------------------------------------------------
                                          BALANCE                                           OTHER      BALANCE
                                        AT BEGINNING          ADDITIONS                    CHANGES     AT END
        CLASSIFICATION                 OF FISCAL YEAR          AT COST   RETIREMENTS       (DEDUCT)  OF PERIOD
- --------------------------------------------------------------------------------------------------------------
Fiscal Year Ended September 27, 1992:
  Land and Land Improvements.........   $ 10,900               $    95                                $ 10,995
  Buildings..........................     75,623                 2,702         356 (1)        2,229     80,198
  Machinery and Equipment............    277,327                35,206      10,056 (1)       (1,967)   300,510
  Leasehold Improvements.............     49,464                 6,593         577 (1)          (23)    55,457
  Capital Projects in Progress.......      3,027                 3,972           2 (1)         (239)     6,758
                                        ----------------------------------------------------------------------
      Total..........................   $416,341               $48,568     $10,991                    $453,918
                                        ======================================================================

Fiscal Year Ended October 3, 1993:
  Land and Land Improvements.........   $ 10,995                   ($2)    $    54                    $ 10,939
  Buildings..........................     80,198                 2,155          92                      82,261
  Machinery and Equipment............    300,510                49,548      18,648 (1)        2,374    333,784
  Leasehold Improvements.............     55,457                 4,982       2,000                      58,439
  Capital Projects in Progress.......      6,758                  (931)                                  5,827
                                        ----------------------------------------------------------------------
      Total..........................   $453,918               $55,752     $20,794          $ 2,374   $491,250
                                        ======================================================================

Fiscal Year Ended October 2, 1994:
  Land and Land Improvements.........   $ 10,939               $    86                                $ 11,025
  Buildings..........................     82,261                 4,152                                  86,413
  Machinery and Equipment............    333,784                47,689     $14,327                     367,146
  Leasehold Improvements.............     58,439                16,451       1,040                      73,850
  Capital Projects in Progress.......      5,827                  (178)                                  5,649
                                        ----------------------------------------------------------------------
      Total..........................   $491,250               $68,200     $15,367          $     0   $544,083
                                        ======================================================================

  (1) Reclassified

RUDDICK CORPORATION AND SUBSIDIARIES
ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
FOR THE FISCAL YEARS ENDED
SEPTEMBER 27, 1992, OCTOBER 3, 1993                                  SCHEDULE VI
AND OCTOBER 2, 1994
        (in thousands)

           COLUMN A                       COLUMN B             COLUMN C   COLUMN D         COLUMN E   COLUMN F
- ---------------------------------------------------------------------------------------------------------------
                                          BALANCE                                           OTHER     BALANCE
                                        AT BEGINNING          ADDITIONS                    CHANGES     AT END
        CLASSIFICATION                 OF FISCAL YEAR          AT COST   RETIREMENTS       (DEDUCT)   OF PERIOD
- ---------------------------------------------------------------------------------------------------------------
Fiscal Year Ended September 27, 1992:
  Land Improvements..................    $  1,143              $   164     $     0                     $  1,307
  Buildings..........................      21,206                2,587         356 (1)       (1,468)     24,905
  Machinery and Equipment............     130,844               27,430       7,750 (1)        1,468     149,056
  Leasehold Improvements.............      18,409                4,098         339                       22,168
                                         ----------------------------------------------------------------------
      Total..........................    $171,602              $34,279     $ 8,445                     $197,436
                                         ======================================================================

Fiscal Year Ended October 3, 1993:
  Land Improvements..................    $  1,307              $   158     $     1                     $  1,464
  Buildings..........................      24,905                2,594           6                       27,493
  Machinery and Equipment............     149,056               29,940      14,018                      164,978
  Leasehold Improvements.............      22,168                4,158       1,914                       24,412
                                         ----------------------------------------------------------------------
      Total..........................    $197,436              $36,850     $15,939          $     0    $218,347
                                         ======================================================================
Fiscal Year Ended October 2, 1994:
  Land Improvements..................    $  1,464              $   155     $     0                     $  1,619
  Buildings..........................      27,493                2,671           0 (1)          ($2)     30,166
  Machinery and Equipment............     164,978               32,810      12,565 (1)            2     185,221
  Leasehold Improvements.............      24,412                4,046         357                       28,101
                                         ----------------------------------------------------------------------
      Total..........................    $218,347              $39,682     $12,922          $     0    $245,107
                                         ======================================================================

  (1) Reclassified

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED
SEPTEMBER 27, 1992, OCTOBER 3, 1993                               SCHEDULE VIII
AND OCTOBER 2, 1994
        (in thousands)

- -----------------------------------------------------------------------------------------------------------
           COLUMN A                         COLUMN B             COLUMN C       COLUMN D         COLUMN E
- -----------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                            BALANCE              CHARGED TO                       BALANCE
                                           AT BEGINNING          COSTS AND                         AT END
         DESCRIPTION                      OF FISCAL YEAR          EXPENSES      DEDUCTIONS        OF PERIOD
- -----------------------------------------------------------------------------------------------------------
Fiscal Year Ended September 27, 1992:
  Reserves deducted from assets
    to which they apply -
      Allowance For Doubtful Accounts...     $  871                $  651         $619 *           $  903
                                          =================================================================

Fiscal Year Ended October 3, 1993:
  Reserves deducted from assets
    to which they apply -
      Allowance For Doubtful Accounts...     $  903                $1,413         $337 *           $1,979
                                          =================================================================

Fiscal Year Ended October 2, 1994:
  Reserves deducted from assets
    to which they apply -
      Allowance For Doubtful Accounts...     $1,979                $  506         $454 *           $2,031
                                          =================================================================


 *Represents accounts receivable balances written off as uncollectible, less recoveries.

RUDDICK CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INCOME STATEMENT INFORMATION
FOR THE FISCAL YEARS ENDED
SEPTEMBER 27, 1992, OCTOBER 3, 1993                                   SCHEDULE X
AND OCTOBER 2, 1994
        (in thousands)





- ------------------------------------------------------------------------------------
           COLUMN A                                            COLUMN B
- ------------------------------------------------------------------------------------
                                                      CHARGED TO COSTS AND EXPENSES
             ITEM                                      1992      1993        1994
- ------------------------------------------------------------------------------------
Maintenance and Repairs............................   $16,980   $18,568      $21,840
Depreciation and amortization of intangible asset..   *         *            *
Taxes other than payroll and income taxes:
  Property.........................................   *         *            *
  Franchise and other..............................   *         *            *
Royalties..........................................   *         *            *
Advertising costs..................................   *         *            *


  *Less than 1% of sales.

                               INDEX TO EXHIBITS

Exhibit No.
(per Item 601                                                  Sequential
 of Reg. S-K        Description of Exhibit                     Page No.
- ------------        ----------------------                     ----------


        3.1   Restated Articles of Incorporation of the            *
              Registrant, incorporated herein by
              reference to Exhibit 3.1 of the Registrant's
              Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1992 (Commission File
              No. 1-6905).

        3.2   Amended and Restated Bylaws of the Registrant,       *
              incorporated herein by reference to
              Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
              September 27, 1992 (Commission File No. 1-6905).

        4.1   Loan Agreement for $70,000,000 Term Loans            *
              entered into on April 23, 1992, by
              and among the Registrant, First Union National
              Bank of North Carolina, NationsBank of North
              Carolina, N.A. and Wachovia Bank of North
              Carolina, N.A., incorporated herein by
              reference to Exhibit 4.1 of the Registrant's
              Quarterly Report on Form 10-Q for the
              quarterly period ended March 29, 1992,
              (Commission File No. 1-6905). The
              Registrant has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Commission upon request.

        10.1  Description of Incentive Compensation Plans.**

        10.2  Supplemental Executive Retirement Plan of            *
              Ruddick Corporation, as amended
              and restated, incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual
              Report on Form 10-K for the fiscal year
              ended September 30, 1990 (Commission File No.
              1-6905).**

Exhibit No.
(per Item 601                                                  Sequential
 of Reg. S-K        Description of Exhibit                     Page No.
- ------------        ----------------------                     ----------


        10.3  Resolutions adopted by the Board of Directors of      *
              the Registrant and the Plan's Administrative
              Committee with respect to benefits payable under the Registrant's Supplemental Executive
              Retirement Plan to Alan T. Dickson and R. Stuart
              Dickson, incorporated herein by reference to Exhibit
              10.3 of the Registrant's Annual Report on
              Form 10-K for the fiscal year ended September
              29, 1991 (Commission File No. 1-6905).**

        10.4  Deferred Compensation Plan for Key Employees of       *
              Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
              September 30, 1990 (Commission File No. 1-6905).**

        10.5  1982 Incentive Stock Option Plan.**

        10.6  1988 Incentive Stock Option Plan.**

        10.7  1993 Incentive Stock Option and Stock Appreciation    *
              Rights Plan, incorporated herein by reference to
              Exhibit 10.7 of the Registrant's Annual Report on
              Form 10-K for the fiscal year ended October 3, 1993
              (Commission File No. 1-6905).**

        10.8  Description of the Registrant's Long Term Key         *
              Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the Registrant's
              Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No.
              1-6905).**

   Exhibit No.
  (per Item 601                                                   Sequential
   of Reg. S-K        Description of Exhibit                      Page No.
   ------------       ----------------------                      ----------


          10.9    Ruddick Corporation Irrevocable Trust for the        *
                  Benefit of Participants in the Long Term Key
                  Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission
                  File No. 1-6905).**

          10.10   Rights Agreement dated November 15, 1990 by and      *
                  between the Registrant and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 21, 1990 (Commission
                  File No. 1-6905).

          10.11   Ruddick Corporation Senior Officers Insurance        *
                  Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

            11    Statement Regarding the Computation of Per Share
                  Earnings.

            13 Ruddick Corporation 1994 Annual Report to Shareholders (consolidated financial statements on pages 20 to 31 and sections headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 16 to 19) and "Eleven-Year Financial and Operating Summary" (pages 14 to 15) only).

            21    List of Subsidiaries of the Registrant.

            23    Consent of Independent Public Accountants.

            27    Financial Data Schedule.

____________________
*  Incorporated by reference.
** Indicates management contract or compensatory plan required to be filed as an exhibit.