Form 10-Q
period 1995-01-01
RUDDICK CORP
filed 1995-02-14
CIK 85704

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended  January 1, 1995

OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                    to


              Commission file number         1-6905




                        RUDDICK CORPORATION
         (Exact name of registrant as specified in its charter)


      NORTH CAROLINA                             56-090594
(State or other jurisdiction                (I.R.S. Employer
 of incorporation or organization)         Identification No.)

      2000 Two First Union Center
       Charlotte, North Carolina                         28282
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
  including area code                    (704) 372-5404

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

                                   Outstanding Shares
   Class                         As of February 3, 1995
Common Stock                        23,172,478 shares




                       RUDDICK CORPORATION

                              INDEX




                                                  PAGE NO.

PART I.     FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS
            CONSOLIDATED CONDENSED BALANCE SHEETS -
            JANUARY 1, 1995 AND OCTOBER 2, 1994        2


            CONSOLIDATED CONDENSED STATEMENTS OF
            INCOME - THREE MONTHS ENDED JANUARY 1, 1995
            AND JANUARY 2, 1994.                       3


            CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS - THREE MONTHS ENDED
            JANUARY 1, 1995 AND JANUARY 2, 1994        4


            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                 5


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                6-8


PART II.    OTHER INFORMATION

     ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K           9


SIGNATURES                                             9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
             (in thousands)

                                     JANUARY 1,   OCTOBER 2,
                 ASSETS                 1995         1994
                                    (Unaudited)  (Unaudited)
CURRENT ASSETS:
  Cash and Temporary Cash
  Investments                      $     13,454 $     14,531
  Accounts Receivable, Net               62,801       62,302
  Inventories                           182,801      180,784
  Other                                  20,473       19,030
    Total Current Assets                279,529      276,647

PROPERTY, NET                           309,375      299,660

INVESTMENTS AND OTHER ASSETS             70,905       64,485

        Total                      $    659,809 $    640,792



  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                    $     14,058 $      5,596
  Current Portion of Long-Term
   Debt                                   5,337        5,415
  Accounts Payable                      113,212      125,767
  Income Taxes Payable                    6,246        3,162
  Other Accrued Liabilities              44,336       50,464
    Total Current Liabilities           183,189      190,404

LONG-TERM DEBT AND DEFERRED
 LIABILITIES                            179,410      159,179

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                 57,063       57,620
  Retained Earnings                     241,865      235,543
  Cumulative Translation
    Adjustments                          (1,718)     (1,954)
      Shareholders' Equity              297,210      291,209

        Total                      $    659,809 $    640,792

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)


                                    THREE  MONTHS ENDED
                                 JANUARY 1,   JANUARY 2,
                                    1995         1994
                                (Unaudited)  (Unaudited)
NET SALES
  American & Efird             $     69,716 $     63,720
  Harris Teeter                     423,875      387,991
  Jordan Graphics                    14,732       12,855
    Total                           508,323      464,566

OPERATING PROFIT
  American & Efird                    6,647        5,917
  Harris Teeter                      10,013        7,761
  Jordan Graphics                       (46)        (244)
  Ruddick Investment                    604          120
    Total                            17,218       13,554

OTHER COSTS AND DEDUCTIONS
  Interest expense, net               2,637        2,072
  Other expense                       1,898        1,103
    Total                             4,535        3,175

Income Before Taxes                  12,683       10,379
Taxes                                 4,417        4,114
NET INCOME                     $      8,266 $      6,265

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK AND COMMON STOCK
   EQUIVALENTS OUTSTANDING:
    Primary                      23,352,218   23,753,606
    Fully Diluted                23,352,218   23,767,430

NET INCOME PER SHARE:
  PRIMARY                             $0.35        $0.26
  FULLY DILUTED                       $0.35        $0.26

DIVIDENDS DECLARED PER SHARE:
    Common                            $0.07        $0.07
    $.56 Convertible Preference           -        $0.14

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                       THREE MONTHS ENDED
                                    JANUARY 1,   JANUARY 2,
                                       1995         1994
                                   (Unaudited)  (Unaudited)
CASH FLOW FROM INCOME             $     19,960 $     17,241
  Decrease (Increase) in Current
   Assets                               (3,959)       1,199
  Increase (Decrease) in Current
    Liabilities                         (7,113)     (13,608)
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                            8,888        4,832

INVESTING ACTIVITIES
  Purchase of Assets                   (25,096)     (17,668)
  Cash Proceeds from Sale of Assets         33        1,893
  Company Owned Life Insurance, Net     (2,163)      (4,108)
  Other, Net                            (1,016)         696
NET CASH USED IN INVESTING ACTIVITIES  (28,242)     (19,187)

FINANCING ACTIVITIES
  Proceeds From Long-Term Borrowings     22,200       18,600
  Payment of Principal on Long-Term
   Debt                                  (1,281)     (1,444)
  Dividends                              (1,620)     (1,628)
  Other, Net                             (1,022)         749
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                              18,277      16,277

INCREASE (DECREASE) IN BALANCE SHEET
  CASH                                    (1,077)      1,922
BALANCE SHEET CASH AT BEGINNING OF
  PERIOD                                  14,531      12,392

BALANCE SHEET CASH AT END OF
  PERIOD                            $     13,454 $    14,314

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Year for:
      Interest                       $      2,141 $    1,716
      Income Taxes                   $      1,329 $    1,726

                           4




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























                              5


ITEM 2.          Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

     The following table shows net sales and operating profit for each of Ruddick Corporation's subsidiaries for the quarters ended January 1, 1995 and January 2, 1994:

(In Thousands)                    Quarter  Ended
                          January 1,           January 2,
                             1995                 1994
Net Sales
  American & Efird        $  69,716            $  63,720
  Harris Teeter             423,875              387,991
  Jordan Graphics            14,732               12,855
             Total       $  508,323            $ 464,566

Operating Profit
  American & Efird      $     6,647          $     5,917
  Harris Teeter              10,013                7,761
  Jordan Graphics               (46)                (244)
  Ruddick Investment            604                  120
             Total       $   17,218            $  13,554


        Consolidated sales of $508 million in the first quarter of fiscal 1995 increased 9% over the $465 million reported last year. Total operating profit of $17.2 million increased 27% over last year. Net income of $8.3 million increased 32% over the $6.3 million reported last year.

        In the first quarter of fiscal 1995, American & Efird sales of $69.7 million increased 9% over the $63.7 million reported last year. U.S. industrial thread sales increased in all of A&E's major domestic market segments during the quarter. Operating profit of $6.6 million was up 12.3% over the $5.9 million reported last year. Increased operating profit resulted primarily from sales increases and slightly higher margins, mainly the result of lower freight costs. During the first quarter, a reduction in plant operating schedules reduced inventories and negatively impacted operating profit. Operating profits in the international division were lower, primarily the result of dye house relocation costs incurred in Hong Kong and Singapore. Although sales were down in the consumer division, operating profit increased as promotional expenses related to cabinet thread were reduced dramatically.

        Harris Teeter sales in the first fiscal quarter of 1995 of $424 million increased 9% over the $388 million reported for the same period last year. Net sales for stores in operation during both periods increased 8.4%. Sales increases, driven by feature-oriented merchandising programs, were achieved in all major markets. Operating profit of $10.0 million was up 29% from the $7.8 million reported for the comparable period last year. This increase was the result of increased sales volume, a good product mix of higher gross profit items and less expense associated with new stores which adversely affected the quarter last year. The Atlanta market, which continues to generate impressive sales, became profitable in the quarter. The Columbia, South Carolina market continues to show improvement. In this market, two major remodels which were recently completed and another which is set to begin in the second fiscal quarter are expected to have positive impacts on performance. There were 139 stores in operation at January 1, 1995 compared to 141 in operation at January 2, 1994.

        During the first fiscal quarter, Harris Teeter closed two older, smaller stores and replaced them with openings of two new, larger stores under a previously announced marketing strategy and plan for which a restructuring reserve of $5.3 million, before taxes, was established in fiscal 1993. Charges incurred against the reserve during the first fiscal quarter of 1995 were $639 thousand. A cumulative total of $721 thousand has been charged for all periods to date. The plan calls for the replacement of an anticipated 12 smaller, less competitive stores with larger stores offering increased variety and drawing from a larger marketing area, with related store closings planned to occur during fiscal years ending 1994 through 1996. Management anticipates that, on average, half of the charges associated with each store closing will be incurred in the year of the closing and the balance, within four years thereafter. Management expects that the effect on operating results of any fiscal year and on liquidity will not be material, and that capital resources will be adequate to complete such restructuring.

        Jordan Graphics sales of $14.7 million in the first quarter of fiscal 1995 increased 14.6% over the comparable period last year. Sales gains were realized in all product lines due in part to paper cost increases. An operating loss of $46 thousand was recorded in the quarter compared to a loss of $244 thousand the prior year quarter. Selling price increases instituted in the quarter were not sufficient to offset the erosion of margin resulting from increased paper prices. Additionally, margins remain under pressure due to continuing over capacity in the industry. The unusually strong sales increase experienced in this quarter will be difficult to maintain throughout the year.

        Ruddick Investment reported an operating profit of $604 thousand in the quarter ended January 1, 1995, up from the $120 thousand reported for the comparable quarter last year. The increase was primarily the result of increased rental income.

Capital Resources and Liquidity

        Ruddick has an overall financial goal of earning at least a 15% return on beginning shareholders' equity. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of January 1, 1995, this percentage was 30.4% and compares to 30.2% at January 2, 1994.

        The Company's principal source of liquidity has been revenue from operations. The Company also has the ability to borrow up to an aggregate of $60 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended January 1, 1995, was $60 million, which amount was outstanding at quarter end. The majority of additional borrowings under Ruddick's revolving credit facilities were used for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to seven years for repayment, all borrowings under these facilities are classified as long-term debt. The Company also has the ability to borrow up to $30 million in aggregate under short-term credit lines with three banks, and $9.2 million was outstanding at quarter end. The Company has completed negotiations with the same three banks to increase the aggregate amount of the existing revolving credit facility from $60 million to $100 million with an initial term of five years. The parties have established a closing date on the agreement in the second fiscal quarter ending April 2, 1995.

        Working capital of $96.3 million at January 1, 1995, increased $10.1 million from October 2, 1994, largely the result of reductions in accounts payable and accrued expenses. The current ratio was 1.5 at January 1, 1995 and October 2, 1994.

        Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

        While an increase in capital expenditures is expected in the remainder of fiscal 1995, management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.














                          8


PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   EXHIBITS

                    Exhibit No.       Description of Exhibit

                           11         Statement Re:  Computation of
                                      Per Share Earnings

                           27         Financial Data Schedule

            (B)   REPORTS ON FORM 8-K - None




                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                      RUDDICK CORPORATION


DATE:   February 14, 1995             /s/ R. N. Brigden
                                      R. N. BRIGDEN
                                      VICE PRESIDENT - FINANCE
                                      (PRINCIPAL FINANCIAL OFFICER)