Form 10-Q
period 1995-04-02
RUDDICK CORP
filed 1995-05-16
CIK 85704

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended      April 2, 1995

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

                                                         Outstanding Shares

              Class                                     As of April 28, 1995
           Common Stock                                  23,052,284 shares




                       RUDDICK CORPORATION

                              INDEX


                                                            PAGE NO.

PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
            CONSOLIDATED CONDENSED BALANCE SHEETS -
            APRIL 2, 1995 AND OCTOBER 2, 1994                         2

            CONSOLIDATED CONDENSED STATEMENTS OF
            INCOME - THREE MONTHS AND SIX MONTHS
            ENDED APRIL 2, 1995 AND APRIL 3, 1994                     3

            CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS - SIX MONTHS ENDED
            APRIL 2, 1995 AND APRIL 3, 1994                           4

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                                5

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                              6-9


PART II.    OTHER INFORMATION

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                10

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                    11


SIGNATURES                                                            11









PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       RUDDICK CORPORATION

             CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands)

                                       APRIL 2,       OCTOBER 2,
                                        1995            1994
         ASSETS                      (Unaudited)     (Unaudited)
         ------                      -----------     -----------

CURRENT ASSETS:
  Cash and Temporary Cash
    Investments                      $     7,077     $    14,531
  Accounts Receivable, Net                66,251          62,302
  Inventories                            184,260         180,784
  Other                                   29,430          19,030
                                     -----------     -----------
    Total Current Assets                 287,018         276,647

PROPERTY, NET                            316,427         299,660

INVESTMENT AND OTHER ASSETS               59,014          64,485
                                     -----------     -----------
      Total                          $   662,459     $   640,792
                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Notes Payable                      $     4,588     $     5,596
  Current Portion of Long-Term Debt        5,635           5,415
  Accounts Payable                       121,929         125,767
  Income Taxes Payable                     4,762           3,162
  Other Accrued Liabilities               48,324          50,464
                                     -----------     -----------
    Total Current Liabilities            185,238         190,404
                                     -----------     -----------
LONG-TERM DEBT AND DEFERRED
  LIABILITIES                            174,430         159,179
                                     -----------     -----------
SHAREHOLDERS' EQUITY:
  Common Stock - Common                   54,276          57,620
  Retained Earnings                      250,551         235,543
  Cumulative Translation Adjustments      (2,036)         (1,954)
                                     -----------     -----------
    Shareholders' Equity                 302,791         291,209
                                     -----------     -----------
      Total                          $   662,459     $   640,792
                                     ===========     ===========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                          THREE MONTHS ENDED
                                     ----------------------------
                                       APRIL 2,         APRIL 3,
                                        1995            1994
                                     (Unaudited)     (Unaudited)
                                     -----------     -----------
NET SALES
  American & Efird                   $    77,294     $    67,142
  Harris Teeter                          416,554         385,880
  Jordan Graphics                         16,034          12,860
                                     -----------     -----------
    Total                                509,882         465,882
                                     -----------     -----------
OPERATING PROFIT
  American & Efird                         9,824           5,801
  Harris Teeter                           10,272           9,266
  Jordan Graphics                            503             (91)
  Ruddick Investment                         196             331
                                     -----------     -----------
    Total                                 20,795          15,307
                                     -----------     -----------
OTHER COSTS AND DEDUCTIONS
  Interest expense, net                    2,724           2,044
  Other expense                            2,262           2,154
                                     -----------     -----------
    Total                                  4,986           4,198
                                     -----------     -----------
Income Before Taxes                       15,809          11,109
Taxes                                      5,507           3,665
                                     -----------     -----------
NET INCOME                           $    10,302     $     7,444
                                     ===========     ===========

AVERAGE NUMBER OF SHARES OF
 COMMON STOCK AND COMMON STOCK
 EQUIVALENTS OUTSTANDING:
  Primary                             23,280,620      23,686,960
  Fully Diluted                       23,283,128      23,686,962

NET INCOME PER SHARE:
  PRIMARY                                  $0.45           $0.32
  FULLY DILUTED                            $0.45           $0.32

DIVIDENDS DECLARED PER SHARE:
  Common                                   $0.07           $0.07
  $.56 Convertible Preference                  -           $0.14

RUDDICK CORPORATION

(in thousands, except share and per share data)

                                           SIX MONTHS ENDED
                                     ----------------------------
                                       APRIL 2,         APRIL 3,
                                        1995            1994
                                     (Unaudited)     (Unaudited)
                                     -----------     -----------
NET SALES
  American & Efird                   $   147,010     $   130,862
  Harris Teeter                          840,429         773,871
  Jordan Graphics                         30,766          25,715
                                     -----------     -----------
    Total                              1,018,205         930,448
                                     -----------     -----------
OPERATING PROFIT
  American & Efird                        16,471          11,718
  Harris Teeter                           20,285          17,027
  Jordan Graphics                            457            (335)
  Ruddick Investment                         800             451
                                     -----------     -----------
    Total                                 38,013          28,861
                                     -----------     -----------
OTHER COSTS AND DEDUCTIONS
  Interest expense, net                    5,361           4,116
  Other expense                            4,160           3,256
                                     -----------     -----------
    Total                                  9,521           7,372
                                     -----------     -----------
Income Before Taxes                       28,492          21,489
Taxes                                      9,924           7,780
                                     -----------     -----------
NET INCOME                           $    18,568     $    13,709
                                     ===========     ===========

AVERAGE NUMBER OF SHARES OF
 COMMON STOCK AND COMMON STOCK
 EQUIVALENTS OUTSTANDING:
  Primary                             23,316,426      23,720,187
  Fully Diluted                       23,325,322      23,720,445

NET INCOME PER SHARE:
  PRIMARY                                  $0.80           $0.58
  FULLY DILUTED                            $0.80           $0.58

DIVIDENDS DECLARED PER SHARE:
  Common                                   $0.14           $0.14
  $.56 Convertible Preference                  -           $0.28

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                           SIX MONTHS ENDED
                                     ----------------------------
                                       APRIL 2,         APRIL 3,
                                        1995            1994
                                     (Unaudited)     (Unaudited)
                                     -----------     -----------

CASH FLOW FROM INCOME                $    39,608     $    37,245
  Decrease (Increase) in Current
    Assets                               (13,155)         (3,898)
  Increase (Decrease) in Current
    Liabilities                           (4,982)         (5,051)
                                     -----------     -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               21,471          28,296
                                     -----------     -----------
INVESTING ACTIVITIES
  Purchase of Assets                     (52,818)        (35,761)
  Cash Proceeds from Sales of
    Assets                                18,468           2,492
  Company Owned Life Insurance, Net       (4,423)         (5,481)
  Other, Net                                (275)            313
                                     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES    (39,048)        (38,437)
                                     -----------     -----------
FINANCING ACTIVITIES
  Proceeds (Repayments) of Long-Term
    Borrowings                            20,077          10,800
  Payment of Principal on Long-Term
    Debt                                  (2,562)         (2,889)
  Dividends                               (3,236)         (3,253)
  Other, Net                              (4,156)         (1,196)
                                     -----------     -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                              10,123           3,462
                                     -----------     -----------
INCREASE (DECREASE) IN BALANCE
  SHEET CASH                              (7,454)         (6,679)
BALANCE SHEET CASH AT BEGINNING
  OF PERIOD                               14,531          12,392
                                     -----------     -----------
BALANCE SHEET CASH AT END OF PERIOD  $     7,077     $     5,713
                                     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash Paid During the Year for:
    Interest                         $     5,824     $     3,897
    Income Taxes                     $     9,718     $     8,442

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

ITEM 2.

                   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Results of Operations

      The following table shows net sales and operating profit for each of Ruddick Corporation's subsidiaries for the quarters and six months ended April 2, 1995 and April 3, 1994:

      (In Thousands)    Quarter  Ended               Six Months Ended
                      April 2,     April 3,      April 2,      April 3,
                       1995         1994          1995           1994
 Net Sales
  American & Efird  $ 77,294   $   67,142      $   147,010    $130,862
  Harris Teeter      416,554      385,880          840,429     773,871
  Jordan Graphics     16,034       12,860           30,766      25,715
      Total        $ 509,882    $ 465,882       $1,018,205    $930,448

 Operating Profit
  American & Efird $   9,824    $   5,801       $    6,471   $  11,718
  Harris Teeter       10,272        9,266           20,285      17,027
  Jordan Graphics        503          (91)             457        (335)
  Ruddick Investment     196          331              800         451
       Total      $   20,795   $   15,307       $   38,013   $  28,861



For the Three Months Ended April 2, 1995 and April 3, 1994

      Consolidated sales of $510 million in the second quarter of fiscal 1995 increased 9% over the $466 million reported for the comparable period last year. Total operating profit of $20.8 million increased 36% from last year. Net income after taxes of $10.3 million increased 38% over the $7.4 million last year.

      Fully diluted and primary earnings per share were $.45 in the second quarter of fiscal 1995 and compare to $.32 for the comparable period last year.

      In the second quarter of fiscal 1995, American & Efird sales of $77.3 million increased 15% over the $67.1 million reported for the comparable period last year. Sales were strong in most of A&E's major market segments during the quarter. Operating profit of $9.8 million was up 69% over the $5.8 million reported last year. Increased operating profit resulted primarily from sales increases, efficient plant operating schedules, and other cost
reductions.   Operating profit in the international division showed
improvement in most countries although startup costs in Mexico had an adverse impact. Consumer products recorded an increase in operating profit.

     Harris Teeter sales in the second fiscal quarter of $417 million increased 8% over the $386 million reported for the same period last year. Net sales for stores in operation during both periods increased 7.5%. The sales increase continues to be driven by aggressive feature plans and advertising. Operating profit of $10.3 million was up 11% from the $9.3 million reported for the comparable period last year. This increase was the result of increased sales volume and of more efficient operations in stores located in Atlanta, Georgia and Columbia, South Carolina. During the quarter, one new store was opened, one store was replaced and one store was closed leaving 139 in operation at April 2, 1995 compared to 141 in operation at April 3, 1994.

      During the second fiscal quarter, Harris Teeter did not close any stores under a previously announced marketing strategy and plan for which a restructuring reserve of $5.3 million, before taxes was established in fiscal 1993. There were no charges incurred against the reserve during the second fiscal quarter of 1995. A cumulative total of $721 thousand has been charged for all periods to date. The plan calls for the replacement of an anticipated 12 smaller, less competitive stores with larger stores offering increased variety and drawing from a larger marketing area, with related store closings planned to occur during fiscal years ending 1994 through 1996. Management anticipates that, on average, half of the charges associated with each store closing will be incurred in the year of the closing and the balance, within four years thereafter. Management expects that the effect on operating results of any fiscal year and on liquidity will not be material, and that capital resources will be adequate to complete such restructuring.

      Jordan Graphics sales of $16 million in the second quarter of fiscal 1995 increased 25% from the comparable period last year. Sales gains were realized in all product lines. Operating profit this year was $503 thousand compared to a loss of $91 thousand last year. The more favorable results were generally attributable to increased sales, better service, aggressive cost reduction efforts, and operational improvements. Although improvement in operating profit is being achieved, Jordan continues to operate in an industry with excess manufacturing capacity and an extremely tight paper supply. The current level of sales may be difficult to maintain throughout the year.

      Ruddick Investment reported an operating profit of $196 thousand in the quarter from its investment assets. During the quarter, a gain of $2.7 million was realized from the sale of the Morrocroft Village shopping center in Charlotte, N.C. This center includes a 63,000 square foot Harris Teeter store which is under a long-term lease from the new owner. Also during the quarter, a reserve in the amount of $3.0 million was recorded to provide protection from the potential exposure to future investment losses. This reserve was deemed prudent as a result of the strategy toward investing in larger and fewer investments and recent developments with respect to certain investments in the second quarter.


For the Six Months Ended April 2, 1995 and April 3, 1994

     Consolidated sales for the six months ended April 2, 1995 of $1 billion increased 9% over the $930 million reported for the first six months of fiscal 1994, with all subsidiary


                                        7
companies reporting increases. Operating profit of $38.0 million was up 31.7% from the $28.9 million reported for the comparable period last year, with all subsidiaries reporting increases. Net income of $18.6 million was up 35% from the $13.7 million reported last year. Fully diluted earnings per share for the first six months this year were $.80 versus $.58 a year ago.

      American & Efird sales of $147.0 million for the first six months this year increased 12.3% over the comparable period last year. Sales increases were recorded in most product lines except that industrial cotton thread and consumer sales showed some weakness. The 40% increase in operating profit was generally the result of increased sales, efficient plant operating schedules, and other cost reductions.

      Harris Teeter sales of $840.4 million for the six months ended April 2, 1995 were 8.6% higher than for the same period last year, primarily the result of volume generated by feature programs and effective advertising. Operating profit was up 19% from the comparable period last year due largely to the improved operating results in the Columbia, South Carolina and Atlanta, Georgia markets.

      Jordan Graphics sales of $30.8 million for the six months ended April 2, 1995 increased 19.6% over the comparable period last year with sales increases being recorded in all product lines. The operating profit for the six months was realized totally within the second fiscal quarter due to increasing sales, better service, aggressive cost reduction efforts and operational improvements.

      Ruddick Investment's increase in operating profit occurred primarily in the first fiscal quarter due to increased rental income generated from the Morrocroft Village shopping center, which was sold during the second quarter at a gain. Subsequently, a reserve was recorded to provide protection from the potential exposure to future investment losses.


Capital Resources and Liquidity

      Ruddick has an overall financial goal of earning at least a 15% return on beginning shareholders' equity. The Company has not met that objective in a number of years. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of April 2, 1995, this percentage was 29.4% and compares to 27.3% at October 2, 1994.

      The Company's principal source of liquidity has been revenue from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended April 2, 1995 was $56.4 million, which amount was outstanding at quarter end. The majority of additional borrowings under Ruddick's revolving credit facilities were used for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to


                                        8
the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt.

      Working capital of $101.8 million at April 2, 1995, increased $15.5 million from October 2, 1994, largely the result of increases in accounts receivable, inventory and other current assets and reductions in current liabilities, mainly dividends payable. The current ratio was 1.5 at April 2, 1995, and 1.5 at October 2, 1994.

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





























                                        9
PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of Ruddick Corporation was held on February 2, 1995 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matter at the Annual Meeting:

      ELECTION OF DIRECTORS

      The shareholders elected four directors for terms ending in 1998. In addition, the following directors currently are serving for terms to expire in 1996 or 1997, as indicated: Edwin B. Borden, Jr. (1996), R. Stuart Dickson (1996), Hugh L. McColl, Jr.
(1996), Thomas M. Belk (1997), James E. S. Hynes (1997), and E. C. Wall, Jr. (1997). There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

                                               Shares
Director Elected          Shares Voted      Withholding     Broker
at Annual Meeting         for Election       Authority      Non-Votes

 John W. Copeland         19,334,079          167,597        N/A

 Alan T. Dickson          19,328,804          172,872        N/A

 Beverly F. Dolan         19,313,362          188,314        N/A

 Roddey Dowd, Sr.         19,271,884          229,292        N/A

















                                       10


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

              Exhibit No.     Description of Exhibit

                  4.1 Revolving Credit Agreement dated as of February 15, 1995 between Ruddick Corporation and First
                            Union National Bank of North Carolina

                  4.2 Revolving Credit Agreement dated as of February 15, 1995 between Ruddick Corporation and
                            NationsBank, National Association (Carolinas)

                  4.3 Revolving Credit Agreement dated as of February 15, 1995 between Ruddick Corporation and Wachovia Bank of North Carolina, National Association

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

                                      RUDDICK CORPORATION


DATE:  May 15, 1995
                                      /s/ R. N. BRIGDEN
                                          VICE PRESIDENT - FINANCE
                                          (PRINCIPAL FINANCIAL OFFICER)