Form 10-Q
period 1995-07-02
RUDDICK CORP
filed 1995-08-15
CIK 85704

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended      July 2, 1995

                               OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to ______

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


                                             Outstanding Shares
           Class                         As of August 4, 1995
        Common Stock                          23,030,380 shares

                       RUDDICK CORPORATION

                              INDEX


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               CONSOLIDATED CONDENSED BALANCE SHEETS  -
               JULY 2, 1995 AND OCTOBER 2, 1994             2

               CONSOLIDATED CONDENSED STATEMENTS OF
               INCOME - THREE MONTHS AND NINE MONTHS
               ENDED JULY 2, 1995 AND JULY 3, 1994          3

               CONSOLIDATED CONDENSED STATEMENTS OF
               CASH FLOWS - NINE MONTHS ENDED
               JULY 2, 1995 AND JULY 3, 1994                4

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                   5

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                   6-9


PART II.       OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K             10


SIGNATURES                                                    10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
     (in thousands)

                                        JULY 2,        OCTOBER 2,
     ASSETS                              1995             1994
                                      (Unaudited)      (Unaudited)

CURRENT ASSETS:
  Cash and Temporary Cash Investments   $ 14,210       $ 14,531
  Accounts Receivable, Net                68,392         62,302
  Inventories                            183,869        180,784
  Other                                   24,802         19,030
    Total Current Assets                 291,273        276,647

PROPERTY, NET                            334,841        299,660

INVESTMENTS AND OTHER ASSETS              67,566         64,485

        Total                           $693,680       $640,792



     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                         $  4,899       $  5,596
  Current Portion of Long-Term Debt        8,302          5,415
  Accounts Payable                       124,705        125,767
  Income Taxes Payable                     4,384          3,162
  Other Accrued Liabilities               53,236         50,464
    Total Current Liabilities            195,526        190,404

LONG-TERM DEBT                           133,737        104,152

DEFERRED LIABILITIES                      53,633         55,027

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                  52,725         57,620
  Retained Earnings                      260,021        235,543
  Cumulative Translation Adjustments      (1,962)        (1,954)
      Shareholders' Equity               310,784        291,209

        Total                           $693,680       $640,792

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)


                       THREE MONTHS ENDED         NINE MONTHS ENDED
                       JULY 2,    JULY 3,        JULY 2,     JULY 3,
                        1995       1994           1995        1994
                     (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
NET SALES
  American & Efird  $   78,304   $  71,590     $  225,314     $  202,452
  Harris Teeter        431,888     401,792      1,272,317      1,175,663
  Jordan Graphics       15,581      13,192         46,347         38,907
    Total              525,773     486,574      1,543,978      1,417,022

OPERATING PROFIT
  American & Efird      10,465       7,721         26,936        19,439
  Harris Teeter         11,808      10,350         32,093        27,377
  Jordan Graphics           11         116            468          (219)
  Ruddick Investment        41         399            841           850
    Total               22,325      18,586         60,338        47,447

OTHER COSTS AND DEDUCTIONS
  Interest expense, net  2,588       2,058          7,949         6,174
  Other expense          2,386       1,856          6,546         5,112
    Total                4,974       3,914         14,495        11,286

Income Before Taxes     17,351      14,672         45,843        36,161
Taxes                    6,044       5,421         15,968        13,201
NET INCOME          $   11,307   $   9,251     $   29,875    $   22,960

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK AND COMMON STOCK
   EQUIVALENTS OUTSTANDING:
    Primary          23,175,716  23,529,825    23,270,256  23,658,181
    Fully Diluted    23,180,172  23,529,851    23,287,869  23,658,767

NET INCOME PER SHARE:
  PRIMARY               $0.48       $0.39          $1.28       $0.97
  FULLY DILUTED         $0.48       $0.39          $1.28       $0.97

DIVIDENDS DECLARED PER SHARE:
    Common              $0.08       $0.07          $0.22       $0.21
    $.56 Convertible
     Preference            -        $0.10            -         $0.38

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                           NINE MONTHS ENDED
                                        JULY 2,        JULY 3,
                                         1995           1994
                                       (Unaudited)     (Unaudited)
CASH FLOW FROM INCOME                   $ 62,251      $ 56,102
  Decrease (Increase) in Current Assets  (15,819)      (13,010)
  Increase (Decrease) in Current
    Liabilities                            3,211         6,165
NET CASH PROVIDED BY OPERATING ACTIVITIES 49,643        49,257

INVESTING ACTIVITIES
  Purchase of Assets                     (82,606)      (51,470)
  Cash Proceeds from Sale of Assets       18,678         2,779
  Company Owned Life Insurance, Net       (6,272)       (5,922)
  Other, Net                              (2,396)        (1,133)
NET CASH USED IN INVESTING ACTIVITIES    (72,596)       (55,746)

FINANCING ACTIVITIES
  Proceeds (Repayments) of Long-Term
   Borrowings                             37,477        19,200
  Payment of Principal on Long-Term
   Debt                                   (4,053)       (4,333)
  Dividends                               (5,073)       (4,883)
  Other, Net                              (5,719)       (2,434)
NET CASH PROVIDED BY FINANCING ACTIVITIES 22,632         7,550

INCREASE (DECREASE) IN BALANCE SHEET CASH   (321)        1,061
BALANCE SHEET CASH AT BEGINNING OF PERIOD 14,531        12,392

BALANCE SHEET CASH AT END OF PERIOD     $ 14,210      $ 13,453

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Year for:
      Interest                          $   8,752     $  6,154
      Income Taxes                      $  17,748     $ 10,205

                       RUDDICK CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STAETMENTS

                           (UNAUDITED)

IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED REFLECTS
ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS)
NECESSARY TO PRESENT FAIRLY THE RESULTS FOR THE INTERIM PERIODS
PRESENTED.
ITEM 2.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Results of Operations

     The following table shows net sales and operating profit for each of Ruddick Corporation's subsidiaries for the quarters and nine months ended July 2, 1995 and July 3, 1994:

     (In Thousands)      Quarter Ended        Nine Months Ended
                         _____________        _______________
                         July 2, July 3         July 2, July 3,
                         1995    1994           1995     1994

Net Sales
  American & Efird     $  78,304 $  71,590 $  225,314  $  202,452
  Harris Teeter          431,888   401,792  1,272,317   1,175,663
  Jordan Graphics         15,581    13,192     46,347      38,907
                       _________  ________  _________  __________
     Total              $525,773  $486,574 $1,543,978  $1,417,022

Operating Profit
  American & Efird     $  10,465  $  7,721 $   26,936  $   19,439
  Harris Teeter           11,808    10,350     32,093      27,377
  Jordan Graphics             11       116        468       (219)
  Ruddick Investment          41       399        841        850
                        _________  _________ __________  ________
     Total             $  22,325  $ 18,586  $  60,338   $  47,447


    For the Three Months Ended July 2, 1995 and July 3, 1994
       __________________________________________________

    Consolidated sales of $526 million in the third quarter of fiscal 1995 increased 8% over the $487 million reported for the comparable quarter last year. Total operating profit of $22.3 million was 20% ahead of last year. Net income after taxes was $11.3 million, an increase of 22% over the $9.3 million reported last year.

     Fully diluted and primary earnings per share were $.48 in the third quarter of fiscal 1995 compared to $.39 for the comparable period last year.

     In the third quarter of fiscal 1995, American & Efird sales of $78.3 million increased 9% over the $71.6 million reported for the comparable period last year. The increase in sales occurred primarily in industrial thread, which sales were strong in the quarter in most markets served by A&E. Operating profit of $10.5 million increased 36% over last year's operating profit of $7.7 million. Increased sales allowing efficient plant operating schedules and cost reductions combined to produce the significant increase in operating profit. The International Division and export achieved sales increases in most markets and improvement was recorded in operating profit, though operations in Mexico continue to experience adverse results due to its continuing start-up activities. Rising raw material prices are resulting in increasing pressure on margins though cost reductions are offsetting some of these increases. A&E anticipates relatively weaker business conditions in the fourth quarter due to anticipated poor sales in the retail sector of the U.S. economy.

     Harris Teeter sales in the third fiscal quarter of $431.9 million increased 7% over the $401.8 million reported for the same period last year. The increase in sales was the result of new stores and aggressive feature plans and advertising. Net sales for stores in operation during both periods increased 4.8%. Same store sales growth rates are declining from prior quarters as more stores pass the first anniversary of the switch to 24-hour operations. Operating profit of $11.8 million in the quarter increased 14% over the $10.4 million reported last year. The increase in operating profit was the result of increased sales volume and more favorable product mix. Increases in gross margin exceeded increases in operating costs. The Columbia area stores, which have adversely affected operating profit this fiscal year, continue to show improvement.

     During the third fiscal quarter, Harris Teeter replaced one older, smaller store with a new, larger unit, opened four new stores and closed one store, leaving 142 in operation at July 2, 1995 compared to 141 in operation at July 3, 1994. The older store that was replaced was replaced under a previously announced marketing strategy and plan for which a restructuring reserve of $5.3 million before taxes was established in fiscal 1993.
Charges incurred against the reserve during the third fiscal quarter of 1995 were $25 thousand. A cumulative total of $746 thousand has been charged for all periods to date. The plan calls for the replacement of an anticipated 12 smaller, less competitive stores with larger stores offering increased variety and drawing from a larger marketing area, with related store closings planned to occur during fiscal years ending 1994 through 1996. Management anticipates that, on average, the charges associated with each store closing will be incurred within four years following the closing. Management expects that the effect on operating results of any fiscal year and on liquidity will not be material, and that capital resources will be adequate to complete such restructuring.

     Jordan Graphics sales of $15.6 million in the third quarter of fiscal 1995 increased 18% from the comparable period last year. Sales gains were realized in all product lines with label and stock tab being particularly strong. Operating profit this year was $11 thousand. Increased sales and improved margins generated a profit of $311 thousand prior to a one-time charge associated with the decision to close the Baltimore plant. This compares to an operating profit of $116 thousand in the third quarter last year. Jordan continues to be aggressive toward obtaining sales in its markets and improving the utilization of its manufacturing facilities which has contributed toward improving profit margins.

     Ruddick Investment reported an operating profit of $41 thousand in the quarter from its investment assets compared to $399 thousand for the same period last year. Last year's operating profit included rents from the Morrocroft Village shopping center that was sold in the second quarter of this fiscal year.



     For the Nine Months Ended July 2, 1995 and July 3, 1994
     _______________________________________________________

     Consolidated sales for the nine months ended July 2, 1995 of $1.54 billion increased 9% over the $1.42 billion reported for the first nine months in fiscal 1994, with all subsidiary companies reporting increases. Operating profit of $60.3 million was up 27% from the $47.4 million reported for the comparable period last year, with all subsidiaries, except Ruddick Investment, reporting increases. Net income of $29.9 million was up 30% from the $23.0 million reported last year. Fully diluted earnings per share for the first nine months this year were $1.28 versus $.97 a year ago.

     American & Efird sales of $225.3 million for the first nine months this year increased 11% over the comparable period last year. Sales increases were recorded in most product lines while consumer thread sales remained relatively weak. The 38% increase in operating profit was generally the result of increased sales, efficient plant operating schedules and other cost reductions.

     Harris Teeter sales of $1.27 billion for the nine months ended July 2, 1995 were 8% higher than for the same period last year, primarily the result of volume generated by feature programs, effective advertising and new, larger stores. Operating profit was up 17% from the comparable period last year due largely to increased sales volume, a more favorable product mix and improved operating results in the Columbia, South Carolina and Atlanta, Georgia markets.

     Jordan Graphics sales of $46.3 million for the nine months ended July 2, 1995 increased 19% over the comparable period last year with sales increases being recorded in all product lines. The operating profit for the nine months to date this year was $468 thousand after a one-time charge of $300 thousand associated with the decision in the third quarter to close the Baltimore plant. A $219 thousand loss was recorded in the first nine months last year. The operating profit for the nine months was realized from increasing sales, better service, aggressive cost reduction efforts and operational improvements.

     Ruddick Investment's operating profit for the nine months to date this year was equal to the comparable period last year. The majority of current year profit was generated primarily in the first fiscal quarter from rental income from the Morrocroft Village shopping center, which was sold during the second quarter at a gain. Also, during the second quarter loss reserves were increased to provide protection from the potential exposure to future investment losses which risks might be associated with the strategy toward investing in larger and fewer investments.

Capital Resources and Liquidity

     Ruddick has an overall financial goal of earning at least a 15% return on beginning shareholders' equity. The Company has not met that objective in a number of years. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of July 2, 1995, this percentage was 31.4% compared to 27.3% at October 2, 1994.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended July 2, 1995 was $74.1 million and $73.8 million was outstanding at quarter end. The majority of additional borrowings under Ruddick's revolving credit facilities were used for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt.

     Working capital of $95.7 million at July 2, 1995, increased $9.5 million from October 2, 1994, largely the result of increases in accounts receivable, inventory and other current assets offset in part by increases in current portions of long-term debt and income taxes and other accrued liabilities. The current ratio was 1.5 at both July 2, 1995 and October 2, 1994.

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



                                   RUDDICK CORPORATION


DATE:   August 15, 1995            /s/ R. N. Brigden
                                   __________________________
                                  R. N. BRIGDEN
                                  VICE PRESIDENT - FINANCE
                                  (PRINCIPAL FINANCIAL OFFICER)

                          EXHIBIT INDEX



  Exhibit No.
(per Item 601                 Description of        Sequential
 Of Reg. S-K)                  Exhibit                Page No.
_________________           __________________      ____________

       11                Statement Re:  Computation
                           of Per Share Earnings

       27                Financial Data Schedule