Form 10-K
period 1995-10-01
RUDDICK CORP
filed 1995-12-28
CIK 85704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
         (Mark one)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the Fiscal Year Ended:    October 1, 1995
                                            -----------------------

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the transition period from           to
                                                ----------   ---------

                        Commission File Number:   1-6905
                                                ----------

                              RUDDICK CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NORTH CAROLINA                                    56-0905940
-------------------------------------               --------------------------
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

    2000 TWO FIRST UNION CENTER, CHARLOTTE, NORTH CAROLINA       28282
    ---------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 372-5404
                                                          ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS:             NAME OF EXCHANGE ON WHICH REGISTERED:
-----------------------------------------  ------------------------------------
COMMON STOCK                                   NEW YORK STOCK EXCHANGE, INC.
RIGHTS TO PURCHASE SERIES A JUNIOR
 PARTICIPATING ADDITIONAL PREFERRED STOCK      NEW YORK STOCK EXCHANGE, INC.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
                                                                   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 31, 1995, was $340,849,396.

As of October 31, 1995, the Registrant had outstanding 46,370,690 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Certain portions of the Annual Report to Shareholders for the fiscal year ended October 1, 1995 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K and included as
Exhibit 13 hereto, the Annual Report to Shareholders for the fiscal year ended October 1, 1995, is not deemed to be filed or incorporated by reference as part of this report).

Part III: Definitive Proxy Statement dated December 20, 1995, as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 1996 Annual Meeting of Shareholders. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                              RUDDICK CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

              Form 10-K for the Fiscal Year ended October 1, 1995

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
                                                          PART I

Item 1.         Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.         Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Item 3.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
Item 4.         Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .     6
Item 4A.        Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

                                                         PART II

Item 5.         Market for Registrant's Common Equity and Related Shareholder Matters . . . . . . . . . . . . . . .     7
Item 6.         Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . .     8
Item 8.         Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . .     8

                                                         PART III

Item 10.        Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 11.        Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 12.        Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . .     9
Item 13.        Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . .     9

                                                         PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . . .    10


                                     PART I

Item 1. Business


         Ruddick Corporation (the "Registrant") is a diversified holding company which, through its subsidiaries, is engaged in four primary businesses:
Harris Teeter, Inc. ("Harris Teeter") operates a chain of supermarkets in five southeastern states; American & Efird, Inc. ("A&E") manufactures and distributes industrial and consumer sewing thread and sales yarn; Jordan Graphics, Inc. ("Jordan Graphics") produces and distributes business forms; and R.S. Dickson & Co., which does business as Ruddick Investment Company ("Ruddick Investment"), operates as an investment management, real estate development and venture capital company.

         At October 1, 1995, the Registrant and its subsidiaries had total consolidated assets of $721,941,000 and had approximately 20,000 employees.
The principal executive offices of the Registrant are located at 2000 Two First Union Center, Charlotte, North Carolina 28282.

         Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment. In 1969 the Registrant acquired Harris Teeter and the predecessor company of Jordan Graphics.

         The businesses in which the Registrant engages through its subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled "Industry Segment Information" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the Registrant's 1995 Annual Report to Shareholders (the "1995 Annual Report"), which information is incorporated herein by reference.

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

                                      A&E

         A&E produces industrial sewing thread from natural and synthetic fibers for use by apparel, automotive, upholstered furniture, home furnishings, and footwear manufacturers. A&E also produces consumer sewing thread for use in home sewing. These products are primarily manufactured in twelve plants, all located in North Carolina, and are sold primarily in the United States. Limited quantities of industrial sewing threads are exported. A&E also distributes sewing supplies manufactured by other companies. Thread and notion products accounted for approximately 98% of A&E's net sales in fiscal 1995.
A&E also produces a limited quantity of mercerized cotton yarns for use by knitting and weaving industries, which products accounted for 2% of A&E's net sales in fiscal 1995. This yarn production has decreased in recent years as plant capacity has been converted to the manufacture of sewing thread. Sales operations are conducted through A&E's employed salesmen and commission brokers and jobbers. A&E's sales constituted 14% of the Registrant's consolidated sales in fiscal 1995 (14% in 1994 and 15% in 1993).

         The order backlog, believed to be firm, as of the end of the 1995 fiscal year was approximately $12,920,000 versus $17,863,000 at the end of the preceding fiscal year. Such backlog normally is expected to be filled within three weeks of fiscal year end. A&E has approximately 7,900 active customer accounts. In fiscal 1994, no single customer accounted for more than 8% of total net sales, and the ten largest customers accounted for an aggregate of less then 26% of total net sales.

         A&E purchases cotton from domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers and are currently available in an adequate supply.

         There are no material patents, licenses, franchises, or concessions held by A&E. Research and Development expenditures were $245,000 and $244,000 in fiscal 1995 and fiscal 1994, respectively, none of which expenditures were sponsored by customers. Two employees are engaged in this activity full-time.

         A&E has expanded into international markets as sewing thread demand has increased outside the United States in the apparel, home furnishings, and industrial markets. A&E's value of assets in its subsidiaries in England, Costa Rica, Canada, Korea, Mexico, Hong Kong and Singapore and in its joint ventures in Dominican Republic and Venezuela totals approximately $51 million. Management expects to continue to expand foreign production and distribution operations, primarily through additional joint ventures.

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

         A&E employed approximately 2,800 persons as of the end of fiscal 1995. A&E considers its employee relations to be good.

                                 HARRIS TEETER

         Harris Teeter operates supermarkets in North Carolina (90), South Carolina (24), Virginia (19), Georgia (5), and Tennessee (1) for sales of groceries, produce, meat, delicatessen items, bakery items, and non-food items such as health and beauty care and other products normally offered for sale in supermarkets. Harris Teeter has a program in place whereby each retail store will undergo a major remodel every eight years. Harris Teeter remodeled nine stores during fiscal 1995 and expects to remodel nine stores in fiscal 1996.
In addition, eleven new stores were opened and eleven older, less profitable, stores were closed. In fiscal 1993, a reserve was established in anticipation of closing 12 smaller, less competitive stores and replacing them with larger stores offering increased variety and drawing from a larger market area. Seven of the eleven stores closed in fiscal 1995 were covered by this reserve. As of fiscal year end, Harris Teeter had 139 stores in operation. Its principal offices and perishable distribution facilities are located near Charlotte, North Carolina, and its dry grocery and cold storage distribution facilities are located in Greensboro, North Carolina. Harris Teeter produces some dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter's sales constituted 83% of the Registrant's consolidated sales in fiscal 1995 (83% in 1994 and 82% in 1993).

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

         At fiscal year end, Harris Teeter employed approximately 8,300 persons full-time and 8,700 part-time. Warehouse employees and drivers at Harris Teeter's warehouse near Charlotte, North Carolina are represented by a union, but Harris Teeter is not party to a collective bargaining agreement covering such employees. Harris Teeter considers its employee relations to be good.

                                JORDAN GRAPHICS

         Jordan Graphics produces a line of business forms and printed products and distributes its products through its own sales representatives. Its product line includes custom and stock continuous forms for computer use, snap-apart forms, pressure sensitive labels, sheeted and roll labels, envelopes, many specialty items and multi-color forms for laser printers. Jordan Graphics' offices and principal plant are located near Charlotte, North Carolina. Jordan Graphics manufactures and distributes its products, primarily through its direct sales force, mainly in the eastern United States.

         As of December 14, 1995, the Registrant and Jordan Graphics entered into a letter of intent to sell the assets of Jordan Graphics to The Reynolds and Reynolds Company.

Reynolds and Reynolds is an integrated information management systems provider headquartered in Dayton, Ohio. The sale of such assets, which is expected to close in the second fiscal quarter, is subject to the execution of a definitive agreement between the parties, the receipt of all necessary consents, releases and approvals and other conditions typical in transactions of this type. For certain financial information with respect to Jordan Graphics, reference is made to the Note entitled "Industry Segment Information" of the Notes to the Registrant's Consolidated Financial Statements contained in the 1995 Annual Report, which is incorporated by reference herein.

         The principal raw materials used by Jordan Graphics include paper, carbon, cartons, and ink. Management believes that sufficient sources of these raw materials are currently available.

         In fiscal 1995, the largest single customer of Jordan Graphics accounted for 4.1% of total net sales, and the ten largest customers accounted for an aggregate of 24.4% of total net sales. The loss of any one of its five largest accounts would not, in the opinion of management, materially affect Jordan Graphics' business.

         Jordan Graphics operates in a highly competitive industry, and many of its competitors are substantially larger, both in terms of assets and sales. The principal methods of competition in the business forms industry are price, quality, and service.

         At fiscal year end, Jordan Graphics employed 351 persons, of which 60 were in sales. Jordan Graphic considers its employee relations to be good.

                             RUDDICK INVESTMENT

         Ruddick Investment makes direct venture investments from its own capital base and from internally generated funds. In an increasingly important role, venture investment activities include the development of shopping centers where Harris Teeter serves as an anchor tenant. Additionally, the company's venture capital portfolio is invested in a limited number of industries and may include securities of start-ups and early stage firms, as well as publicly traded securities. Some of the products and services produced by the current portfolio holdings include proprietary building products, textiles, pharmaceuticals and medical diagnostic instrumentation. Ruddick Investment's principal objective is to achieve long-term gains on each of its investments. It is not an operating company and does not offer a service or product in the normal course of business.

ITEM 2. PROPERTIES

         The executive offices of the Registrant are located in approximately 8,086 square feet of leased space in a downtown office tower at 2000 Two First Union Center, Charlotte, North Carolina 28282, in which it is a tenant under a lease which expires in May 1998.

         A&E's principal offices and twelve domestic manufacturing plants are all owned by A&E and are all located in North Carolina. Manufacturing plants have an aggregate of 1,467,409 square feet of floor space and an insured value of $250,000,000. A&E has the capacity to produce annually approximately 35,800,000 pounds of industrial sewing thread and 3,250,000 pounds of sales yarn and has a dyeing capacity of approximately 35,000,000 pounds per year. Capacities are based on 168 hours of operations per week. A&E also leases 17 distribution centers scattered throughout its domestic markets at an approximate annual rent of $1,500,000. Through subsidiaries, A&E also owns seven international manufacturing plants with an aggregate of 336,500 square feet of floor space and an insured value of $49,952,000. These subsidiaries have the capacity to produce annually approximately 7,830,000 pounds of sewing thread and have a dyeing capacity of approximately 9,865,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its subsidiaries, A&E has a minority interest in two joint ventures.

         Harris Teeter owns its principal offices, which consist of 95,050 square feet of space located on a 10 acre tract of land near Charlotte, North Carolina. Harris Teeter owns a 104 acre tract east of Charlotte where its cold storage distribution facility is located. This facility contains approximately 176,000 square feet, most of which is equipped to store refrigerated or perishable goods. Harris Teeter also owns a 49 acre tract in Greensboro, North Carolina, where its dry grocery and frozen goods warehouses are located. The dry grocery warehouse contains approximately 547,000 square feet and the frozen goods warehouse contains approximately 130,000 square feet. Harris
Teeter owns a 18,050 square foot milk processing plant located on 8.3 acres of land in Charlotte, North Carolina and a 81,900 square foot milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina. Harris Teeter operates its retail stores exclusively from leased properties. The base annual rentals on leased store and warehouse properties as of October 1, 1995 aggregated approximately $31,862,000 net of sublease rentals of approximately $1,556,000. In addition to the base rentals, the majority of the lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended October 1, 1995, the additional rental amounted to approximately $1,277,000. Harris Teeter's supermarkets range in size from approximately 15,000 square feet to 67,000 square feet, with an average size of approximately 34,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

  HARRIS TEETER STORE DATA                               1993              1994              1995
                                                         ----              ----              ----
  Stores Open at End of Period                              138               139              139
  Average Weekly Net Sales Per Store*                 $ 197,745         $ 223,467        $ 234,656
  Average Square Footage Per Store                       30,480            30,974           33,678
  Average Square Footage Per New Store                   44,748            40,154           47,348
            Opened During Period
  Total Square Footage at End                         4,206,284         4,305,325        4,681,204
            of Period

* Computed on the basis of aggregate sales of stores open for a full year.


         The corporate offices and principal manufacturing facility and warehouses for Jordan Graphics are located near Charlotte, North Carolina. Jordan Graphics owns this facility, which contains 188,000 square feet and is located on 26 acres of land. In addition, Jordan Graphics closed a smaller manufacturing plant in Baltimore, Maryland. The Baltimore site, consisting of approximately 42,000 square feet located on six acres of land, will be used as a sales office and warehouse until its disposition, which is anticipated during fiscal 1996.

ITEM 3. LEGAL PROCEEDINGS

         The Registrant has entered into an Administrative Order on Consent with Region IV of the United States Environmental Protection Agency, together with 14 other parties who have been designated potentially responsible parties, to perform a remedial investigation/feasibility study at the Leonard Chemical Company Superfund site in Rock Hill, South Carolina. The Registrant's potential liability is based on the alleged disposal of waste material at this Superfund site by Pargo, Inc. Pargo, Inc. was a wholly owned subsidiary of the Registrant from 1969 to 1972. The Registrant has agreed to participate in the remedial investigation/feasibility study on the condition that its share of the costs does not exceed 1.8% of the total plus an additional payment of $4,680 for costs previously incurred by other parties. The Registrant estimates that, based on current information, the total cost of the remedial investigation/feasibility study should be approximately $500,000. Under the interim allocation of costs agreed to by the parties to the Administrative Order on Consent, the Registrant's share is 1.155% of the total cost. The Registrant does not believe that this proceeding will have a material effect on its business or financial condition.

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

         R. Stuart Dickson, age 66, has been Chairman of the Executive Committee since February, 1994. Prior to that time he had been Chairman of the Board of the Registrant since its formation in October, 1968.

         Alan T. Dickson, age 64, has been Chairman of the Board since February, 1994. Prior to that time he had been President of the Registrant since its formation in October, 1968.

         John W. Copeland, age 60, has been President of the Registrant since February, 1994. Prior to that time he had been President of A&E since October, 1984.

         Richard N. Brigden, age 56, has been Vice President-Finance of the Registrant since December, 1983.

         Thomas W. Dickson, age 40, has been President of A&E since February, 1994. Prior to that time, he served as Executive Vice President from 1991 to 1994 and as Senior Vice President-Marketing and International from 1989 to 1991.

         Edward S. Dunn, age 52, has been President of Harris Teeter since January 1, 1989.

         Brian F. Gallagher, age 48, has been President of Jordan Graphics, Inc. since July, 1993. From April, 1993 to July, 1993, he served as Vice President of Manufacturing. From May, 1985 to April, 1993, he served as Plant Manager at several plants for Moore Business Forms.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required for this item is incorporated herein by reference to the following sections of the Registrant's 1995 Annual Report: information regarding the principal market for Common Stock, number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock and $.56 Convertible Preference Stock for each quarterly period in the 1995 and 1994 fiscal years (the $.56 Preference was called for redemption on May 31, 1994) is incorporated by reference to the Note headed "Quarterly Information (Unaudited)" to the Notes to Consolidated Financial Statements; and information regarding restrictions on the ability of the Registrant to pay cash dividends is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity" and the Note headed "Long-Term Debt" to the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

         The information required for this item, for each of the last five fiscal years, is incorporated herein by reference to the section headed "Eleven-Year Financial and Operating Summary" in the Registrant's 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required for this item is incorporated herein by reference to the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Registrant, including the Report of Independent Public Accountants thereon, are incorporated herein by reference from the Registrant's 1995 Annual Report.

         The required supplementary financial information is incorporated herein by reference from the Note headed "Quarterly Information (Unaudited)" of the Notes to Consolidated Financial Statements in the Registrant's 1995 Annual Report.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to executive officers is set forth above in Part I, Item 4A. The other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Beneficial Ownership of Company Stock" in the Registrant's Proxy Statement dated December 20, 1995, filed with the Securities and Exchange Commission with respect to the Registrant's 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Directors' Fees and Attendance" and "Executive Compensation" in the Registrant's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Election of Directors-Beneficial Ownership of Company Stock" in the Registrant's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of report

        (1)     Financial Statements:   The following report and
                financial statements are incorporated by reference to the Registrant's 1995 Annual Report:

                Consolidated Balance Sheets, October 1, 1995 and October
                2, 1994

                Statements of Consolidated Income and Retained Earnings for the fiscal years ended October 1, 1995, October 2, 1994 and October 3, 1993

                Statements of Consolidated Cash Flows for the fiscal years ended October 1, 1995, October 2, 1994 and October 3, 1993

                Notes to Consolidated Financial Statements

                Report of Independent Public Accountants

        (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

                Report of Independent Public Accountants for each of the fiscal years in the three year period ended October 1, 1995

                Schedule II - Valuation and Qualifying Accounts and
                                  Reserves

                All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

        (3)     Exhibits:   The following exhibits are filed with
                this report or, as noted, incorporated by reference herein:

Exhibit No.                       Description
-----------     -----------------------------------------------------------------------------------------------------
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

   4.1          Revolving Credit Agreements for an aggregate of $100,000,000, entered into as of February 15, 1995, by and between the Registrant and each of First Union National Bank of North Carolina, NationsBank, National Association
                (Carolinas) and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibits 4.1,
                4.2 and 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995,
                (Commission File No. 1-6905).  The Registrant has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant.  The Registrant agrees to furnish a copy of each such agreement to the Commission upon request.

  10.1          Description of Incentive Compensation Plans, incorporated herein by reference to Exhibit 10.1 of the Registrant's
                Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (Commission File No. 1-6905).*

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



Exhibit No.               Description
-----------     -------------------------------------------------------------------------------------------------------------
  10.5          1982 Incentive Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the
                Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (Commission File No. 1-6905).*

  10.6          1988 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual
                Report on Form 10-K for the fiscal year ended October 2, 1994 (Commission File No. 1-6905).*

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

  10.9          Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive
                Program, incorporate herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the
                fiscal year ended September 30, 1990 (Commission File No. 1-6905).*

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

  11            Statement Regarding the Computation of Per Share Earnings.

  13            Ruddick Corporation 1995 Annual Report to Shareholders (consolidated financial statements on pages 20 to 32 and sections headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 16 to 19) and "Eleven-Year Financial and Operating Summary" (pages 12 to 13) only).

  21            List of Subsidiaries of the Registrant.

  23            Consent of Independent Public Accountants.


Exhibit No.         Description
-----------    -----------------------------------------------------------------

    27         Financial Data Schedule (For SEC Use Only)


__________________________
* Indicates management contract or compensatory plan required to be filed as an Exhibit.

(b)       Reports on Form 8-K.

          The Registrant did not file any reports on Form 8-K during the three months ended October 1, 1995.

(c) The following exhibits are filed herewith and follow the signature pages:

          11   Statement Regarding Computation of Per Share Earnings.

          13 Ruddick Corporation 1995 Annual Report to Shareholders (consolidated financial statements on pages 20 to 32 and sections headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 16 to 19) and "Eleven-Year Financial and Operating Summary" (pages 12 to 13)
               only).

          21   List of Subsidiaries of the Registrant.

          23   Consent of Independent Public Accountants.

          27   Financial Data Schedule. (For SEC Use Only)

(d) The financial statement schedules listed in Item 14(a)(2) above begin on Page S-1.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RUDDICK CORPORATION
                                 (Registrant)


                              By:  /s/ John W. Copeland
                                   --------------------------------------
                                   John W. Copeland, President

Dated: December 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Name                          Title                                Date
     ----                          -----                                ----
/s/ John W. Copeland          President and Director                  December 27, 1995
--------------------          (Principal Executive Officer)
John W. Copeland

/s/ Richard N. Brigden        Vice President-Finance                  December 27, 1995
----------------------        (Principal Financial Officer)
Richard N. Brigden

/s/ Douglas A. Stephenson     Treasurer                               December 27, 1995
-------------------------     (Principal Accounting Officer)
Douglas A. Stephenson

/s/ Thomas M. Belk            Director                                December 27, 1995
------------------
Thomas M. Belk

/s/ Edwin B. Borden, Jr.      Director                                December 27, 1995
------------------------
Edwin B. Borden, Jr.

/s/ Alan T. Dickson           Chairman of the Board                   December 27, 1995
-------------------           and Director
Alan T. Dickson

/s/ R. Stuart Dickson         Chairman of the Executive               December 27, 1995
---------------------         Committee and Director
R. Stuart Dickson

  Name                              Title                             Date
  ----                              -----                             ----
/s/ Beverly F. Dolan          Director                                December 27, 1995
--------------------
Beverly F. Dolan

/s/ Roddey Dowd, Sr.          Director                                December 27, 1995
--------------------
Roddey Dowd, Sr.

/s/ James E. S. Hynes         Director                                December 27, 1995
---------------------
James E. S. Hynes

/s/ Hugh L. McColl, Jr.       Director                                December 27, 1995
----------------------
Hugh L. McColl, Jr.

/s/ E. Craig Wall, Jr.        Director                                December 27, 1995
----------------------
E. Craig Wall, Jr.

INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                               Page
                                                                               ----

Report of Independent Public Accountants                                        S-2

For each of the fiscal years in the three year period ended October 1, 1995

     Schedule II    -    Valuation and Qualifying Accounts and
                         Reserves                                               S-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Ruddick Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ruddick Corporation's annual report to shareholders incorporated in this Form 10-K, and have issued our report thereon dated October 26, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
October 26, 1995.

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED
OCTOBER 3, 1993, OCTOBER 2, 1994
AND OCTOBER 1, 1995                                                SCHEDULE II
               (in thousands)

-------------------------------------------------------------------------------------------------------------------------
                COLUMN A                                   COLUMN B            COLUMN C         COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------------
                                                                               ADDITIONS
                                                            BALANCE           CHARGED TO                         BALANCE
                                                          AT BEGINNING         COSTS AND                         AT END
               DESCRIPTION                               OF FISCAL YEAR        EXPENSES        DEDUCTIONS       OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
   Fiscal Year Ended October 3, 1993:
     Reserves deducted from assets
       to which they apply -
         Allowance For Doubtful Accounts...........        $    903             $1,413          $337  *          $1,979
                                                        =================================================================

   Fiscal Year Ended October 2, 1994:
     Reserves deducted from assets
       to which they apply -
         Allowance For Doubtful Accounts...........        $  1,979             $  506          $454  *          $2,031
                                                        =================================================================


   Fiscal Year Ended October 1, 1995:
     Reserves deducted from assets
       to which they apply -
         Allowance For Doubtful Accounts...........        $  2,031             $  376          $176  *          $2,230
                                                        =================================================================

* Represents accounts receivable balances written off as uncollectible, less recoveries.

                              INDEX TO EXHIBITS


Exhibit No.
(per Item 601                                                        Sequential
of Reg. S-K             Description of Exhibit                       Page No.
-----------             ----------------------                       --------


       3.1    Restated Articles of Incorporation of the Registrant,      *
              incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1992 (Commission
              File No. 1-6905).

       3.2    Amended and Restated Bylaws of the Registrant,             *
              incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-
              6905).

       4.1    Revolving Credit Agreements for an aggregate of            *
              $100,000,000, entered into as of February 15, 1995, by and between the Registrant and each of First Union
              National Bank of North Carolina, NationsBank,
              National Association (Carolinas) and Wachovia Bank of
              North Carolina, N.A., incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
              April 2, 1995, (Commission File No. 1-6905).  The
              Registrant has certain other long-term debt, but has not filed the instruments evidencing such debt as part of
              Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Commission upon request.

      10.1    Description of Incentive Compensation Plans,               *
              incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (Commission File No. 1-
              6905). **


      10.2    Supplemental Executive Retirement Plan of Ruddick          *
              Corporation, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905). **

Exhibit No.
(per Item 601                                                         Sequential
of Reg. S-K               Description of Exhibit                      Page No.
-----------               ----------------------                      --------


     10.3   Resolutions adopted by the Board of Directors of the           *
            Registrant and the Plan's Administrative Committee with respect to benefits payable under the Registrant's Supplemental Executive Retirement Plan to Alan T.
            Dickson and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual
            Report on Form 10-K for the fiscal year ended
            September 29, 1991 (Commission File No. 1-6905). **

     10.4   Deferred Compensation Plan for Key Employees of                *
            Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File
            No. 1-6905). **

     10.5   1982 Incentive Stock Option Plan, incorporated herein          *
            by reference to Exhibit 10.5 of the Registrant's Annual
            Report on Form 10-K for the year ended October 2, 1994 (Commission File No. 1-6905). **

     10.6   1988 Incentive Stock Option Plan, incorporated herein          *
            by reference to Exhibit 10.6 of the Registrant's Annual
            Report on Form 10-K for the year ended October 2, 1994 (Commission File No. 1-6905). **

     10.7   1993 Incentive Stock Option and Stock Appreciation             *
            Rights Plan, incorporated herein by reference to Exhibit
            10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File
            No. 1-6905). **

     10.8   Description of the Registrant's Long Term Key                  *
            Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual
            Report on Form 10-K for the fiscal year ended
            September 29, 1991 (Commission File No. 1-6905). **

Exhibit No.
(per Item 601                                                         Sequential
of Reg. S-K          Description of Exhibit                             Page No.
-----------          ----------------------                             --------

    10.9       Ruddick Corporation Irrevocable Trust for the Benefit of        *
               Participants in the Long Term Key Management Incentive
               Program, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

   10.10       Rights Agreement dated November 15, 1990 by and between         *
               the Registrant and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 21,
               1990 (Commission File No. 1-6905).

   10.11       Ruddick Corporation Senior Officers Insurance Program Plan      *
               Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual
               Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

      11       Statement Regarding the Computation of Per Share Earnings.

      13 Ruddick Corporation 1995 Annual Report to Shareholders (consolidated financial statements on pages 20 to 32 and sections headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 16 to
               19) and "Eleven-Year Financial and Operating Summary" (pages 12 to 13) only).

      21       List of Subsidiaries of the Registrant.

      23       Consent of Independent Public Accountants.

      27       Financial Data Schedule. (For SEC Use Only)


--------------
*  Incorporated by reference.
** Indicates management contract or compensatory plan required to be filed as an exhibit.