Form 10-Q
period 1995-12-31
RUDDICK CORP
filed 1996-02-15
CIK 85704

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended      December 31, 1995

                               OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from          to

              Commission file number         1-6905



                    RUDDICK CORPORATION
     (Exact name of registrant as specified in its charter)


          NORTH CAROLINA                     56-0905940
  (State or other jurisdiction o          (I.R.S. Employer
  incorporation or organi                 Identification No.)

      2000 Two First Union Center
       Charlotte, North Carolina                  28282
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including          (704) 372-5404
area code

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

                               Outstanding Shares
    Class                    As of February 2, 1996
 Common Stock                   46,391,758 shares


                       RUDDICK CORPORATION

                              INDEX


                                                  PAGE NO.

PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS -
          DECEMBER 31, 1995 AND OCTOBER 1, 1995        2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS ENDED
          DECEMBER 31, 1995 AND JANUARY 1, 1995        3

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - THREE MONTHS ENDED
          DECEMBER 31, 1995 AND JANUARY 1, 1995        4

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                   5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                   6-8


PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K             9


SIGNATURES                                             9



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
          (in thousands)
                                       December 31,   OCTOBER 1,
              ASSETS                       1995         1995
                                       (Unaudited)   (Unaudited)
                                       ___________   ___________
CURRENT ASSETS:
  Cash and Temporary Cash Investments  $   11,465    $  18,959
  Accounts Receivable, Net                 55,140       57,906
  Inventories                             183,906      177,395
  Other                                    29,791       32,131
  Net Assets of Discontinued Operations    13,224       11,712
                                       ___________   ___________
    Total Current Assets                  293,526      298,103

PROPERTY, NET                             354,231      344,368
INVESTMENTS AND OTHER ASSETS               77,457       71,496
                                       ___________   ___________
        Total                          $  725,214    $ 713,967
                                       ===========   ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                        $    5,926    $   5,852
  Current Portion of Long-Term Debt         9,166        9,192
  Accounts Payable                        128,638      150,028
  Income Taxes Payable                      3,046         (253)
  Other Accrued Liabilities                46,990       59,567
                                       ___________   ___________
    Total Current Liabilities             193,766      224,386
                                       ___________   ___________

LONG-TERM DEBT                            156,271      119,760
DEFERRED LIABILITIES                       53,734       53,585

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                   54,923       54,816
  Retained Earnings                       268,258      262,921
  Cumulative Translation Adjustments       (1,738)      (1,501)
                                       ___________   ___________
      Shareholders' Equity                321,443      316,236
                                       ___________   ___________

        Total                          $  725,214    $  713,967
                                       ===========   ===========
RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)
                                         THREE MONTHS ENDED
                                       _________________________
                                       December 31,  January 1,
                                           1995         1995
                                       (Unaudited)  (Unaudited)
                                       ___________   ___________
NET SALES
  American & Efird                     $   67,114    $  69,716
  Harris Teeter                           462,555      423,875
                                       ___________   ___________
    Total                                 529,669      493,591
                                       ___________   ___________
OPERATING PROFIT
  American & Efird                          4,952        6,647
  Harris Teeter                            12,071       10,013
                                       ___________   ___________
    Total                                  17,023       16,660
                                       ___________   ___________
OTHER COSTS AND DEDUCTIONS
  Interest expense, net                     3,097        2,637
  Other expense                             2,378        1,294
                                       ___________   ___________
    Total                                   5,475        3,931
                                       ___________   ___________
Income from continuing operations
  before income taxes                      11,548       12,729
Income taxes                                3,505        4,431
                                       ___________   ___________
Income from continuing operations           8,043        8,298
Income (loss) from operations of
  discontinued business forms
  segment (less applicable
  income taxes of $47 and $(14))               76          (32)
                                       ___________   ___________
Net Income                             $    8,119    $   8,266
                                       ===========   ===========
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING:
    Primary                            46,578,843   46,704,435
    Fully Diluted                      46,578,843   46,704,435

NET INCOME PER SHARE - PRIMARY AND
  FULLY DILUTED:
Income from continuing operations            $.17         $.17
Income (loss) from discontinued operations      -            -
                                       ___________   ___________
NET INCOME PER SHARE                         $.17         $.17
                                       ===========   ===========
DIVIDENDS DECLARED PER SHARE - Common        $.06         $.03
RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                         THREE MONTHS ENDED
                                       _________________________
                                       December 31,  January 1,
                                           1995         1995
                                       (Unaudited)  (Unaudited)
                                       ___________  ___________
CASH FLOW FROM INCOME                  $   19,763   $   19,480
  Decrease (Increase) in
    Current Assets                         (1,947)      (2,607)
  Increase (Decrease) in
    Current Liabilities                   (30,518)      (6,778)
                                       ___________   ___________
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    (12,702)      10,095
                                       ___________   ___________
CASH USED IN DISCONTINUED ACTIVITIES       (1,297)      (1,821)

INVESTING ACTIVITIES
  Purchase of Assets                      (26,593)     (24,482)
  Cash Proceeds from Sale of Assets           623           33
  Company Owned Life Insurance, Net           618       (2,163)
  Other, Net                               (2,616)      (1,016)
                                       ___________   ___________
NET CASH USED IN INVESTING ACTIVITIES     (27,968)     (27,628)
                                       ___________   ___________
FINANCING ACTIVITIES
  Proceeds (Repayments) of
    Long-Term Borrowings                   37,900       22,200
  Payment of Principal on Long-Term Debt   (1,346)      (1,281)
  Dividends                                (2,783)      (1,620)
  Other, Net                                  702       (1,022)
                                       ___________   ___________
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                     34,473       18,277
                                       ___________   ___________
INCREASE (DECREASE) IN BALANCE
  SHEET CASH                               (7,494)      (1,077)
BALANCE SHEET CASH AT BEGINNING
  OF PERIOD                                18,959       14,531
                                       ___________   ___________
BALANCE SHEET CASH AT END OF PERIOD    $   11,465    $  13,454
                                       ===========   ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Year for:
      Interest                         $    1,546    $   2,141
      Income Taxes                     $      213    $   1,329




                       RUDDICK CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)



IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED REFLECTS
ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS)
NECESSARY TO PRESENT FAIRLY THE RESULTS FOR THE INTERIM PERIODS
PRESENTED.

ON JANUARY 23, 1996, THE ASSETS OF JORDAN GRAPHICS, INC. WERE SOLD
TO THE REYNOLDS AND REYNOLDS COMPANY. THE REVENUES OF THE DISCONTINUED OPERATION FOR THE FISCAL YEAR TO DATE OF SALE WERE $17.3 MILLION. JORDAN GRAPHICS RETAINED TITLE TO TRADE ACCOUNTS RECEIVABLE, LAND AND BUILDINGS, WHICH ASSETS HAVE BEEN VALUED AT THE LOWER OF COST OR NET REALIZABLE VALUE. THE DISPOSITION IS EXPECTED TO HAVE NO SIGNIFICANT IMPACT ON THE REPORTED CONSOLIDATED EARNINGS OR THE FINANCIAL CONDITION OF RUDDICK CORPORATION. THE BUSINESS FORMS SEGMENT IS REPORTED AS DISCONTINUED OPERATIONS.





ITEM 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     The following table shows net sales and operating profit for each of Ruddick Corporation's subsidiaries for the quarters ended
December 31, 1995 and January 1, 1995:

     (In Thousands)                    Quarter Ended
                              December 31,        January 1,
                                  1995               1995
     Net Sales
      American & Efird        $  67,114           $  69,716
      Harris Teeter             462,555             423,875
                              _________           _________
               Total          $ 529,669           $ 493,591
                              _________           _________

     Operating Profit
      American & Efird        $   4,952           $   6,647
      Harris Teeter              12,071              10,013
                              _________           _________
               Total          $  17,023           $  16,660
                              _________           _________


     Consolidated sales of $530 million in the first quarter of fiscal 1996 increased 7% over the $494 million reported in the comparable period last year. Total operating profit of $17 million increased 2% over the prior year quarter. Net income of $8.1 million was slightly lower than the $8.3 million reported last year.

     Fully diluted and primary earnings per share were $.17 in both the first quarter of fiscal 1996 and the prior year.

     In the first quarter of fiscal 1996, American & Efird sales of $67.1 million decreased 4% over the $69.7 million reported for the comparable period last year. The sales decline was driven by the decrease in U.S. industrial thread sales as a result of the soft market in apparel sales at retail. Operating profit of $5.0 million declined 25% from the $6.6 million reported last year.
In response to the sales decline, A&E reduced operating schedules to control inventories, which action had an adverse impact on operating profit. International sales and operating profit increased over the prior year while consumer products' sales declined. A&E expects poor business conditions to continue in its industry due to weakness in retail apparel sales. A&E will continue its efforts to gain market share through quality improvement and to reduce costs.

     Harris Teeter sales in the first fiscal quarter of 1996 of $462.6 million increased 9% over the $423.9 million reported for the same period last year. Net sales for stores in operation during both periods increased 4.6%. Sales increases were achieved in all major markets and were driven by very strong demand in the holiday periods of Thanksgiving and Christmas. Operating profit of $12.1 million was up 21% from the $10.0 million reported for the comparable period last year. The operating profit improvement was the result of increased sales volume and a favorable product mix of higher gross profit items, while operating expenses remainder under control. During the quarter, one new store was opened and two stores were closed leaving 138 stores in operation at December 31, 1995 compared to 139 in operation at January 1, 1995.

     During the first fiscal quarter, Harris Teeter closed one older, smaller store and replaced it with a new, larger store under a previously announced marketing strategy and plan for which a restructuring reserve of $5.3 million, before taxes, was established in fiscal 1993. Charges incurred in this quarter against the reserve were $162 thousand. A cumulative total of $1.7 million has been charged for all periods to date. The plan calls for the replacement of an anticipated 12 smaller, less competitive stores with larger stores offering increased variety and drawing from a larger marketing area, with related store closings planned to occur during fiscal years ending 1994 through 1996. Management anticipates that, on average, half of the charges associated with each store closing will be incurred in the year of the closing and the balance, within four years thereafter. Management expects that the effect on operating results of any fiscal year and on liquidity will not be material, and that capital resources will be adequate to complete such restructuring.

     On January 24, 1996, Ruddick Corporation announced the completion of the sale of the assets of Jordan Graphics, Inc. to The Reynolds and Reynolds Company. Jordan Graphics retained title to approximately $7.3 million of trade accounts receivable, net of reserves for uncollectible balances, which are expected to be collected within the next several months. Management believes applicable reserves to be adequate. Jordan also retained title to land and buildings which were plant sites in Charlotte, N.C. and Baltimore, Md. The Charlotte site has been leased to Reynolds on a 10-year term, while the Baltimore site is held for sale. Substantially all other assets of Jordan were sold. The disposition is expected to have no significant impact on the reported consolidated earnings or the financial condition of Ruddick. The business forms segment is reported as discontinued operations.

     Ruddick Investment Company has redefined its business.
Emphasis will be on the development of selected sites for Harris Teeter stores. Venture capital investment holdings will continue to be managed but future equity investment will be limited. Due to continued growth of the A&E and Harris Teeter businesses, Ruddick Investment's relative size to the consolidated company has declined. As a result, Ruddick Investment will no longer be considered an operating company. Effective with fiscal 1996, the activities of Ruddick Investment will be combined with those of the Parent
Company in "other administrative expense" for financial reporting.

CAPITAL RESOURCES AND LIQUIDITY

     Ruddick has an overall financial goal of earning at least a 15% return on beginning shareholders' equity. The Company has not met that objective in a number of years. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of December 31, 1995, this percentage was 34.0% compared to 29.0% at October 1, 1995.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended December 31, 1995 was $100 million, which amount was outstanding at quarter end. The majority of additional borrowings under Ruddick's revolving credit facilities were used for capital expenditures. Also significant was a reduction in accounts payable. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. The Company also has the ability to borrow up to $30 million in aggregate under short-term credit lines with three banks, and $650 thousand was outstanding at quarter end.

     Working capital of $99.8 million at December 31, 1995, increased $26.0 million from October 1, 1995, largely the result of decreases in accounts payable. The current ratio was 1.5 at December 31, 1995 and 1.3 at October 1, 1995.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness which the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     The level of capital expenditures incurred in the first quarter may be reasonably indicative of those expected quarterly for the balance of the year. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.




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



                                   RUDDICK CORPORATION


DATE:  February 14, 1996           /s/R.N. Brigden
                                   R. N. BRIGDEN
                                   VICE PRESIDENT - FINANCE
                                   (PRINCIPAL FINANCIAL OFFICER)