Form 10-Q
period 1996-03-31
RUDDICK CORP
filed 1996-05-13
CIK 85704

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1996
                                          --------------
                               OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to _________

              Commission file number            1-6905
                                     ---------------------------

              R U D D I C K   C O R P O R A T I O N
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     NORTH CAROLINA                             56-0905940
- ----------------------------------------  -----------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)

2000 Two First Union Center
Charlotte, North Carolina                          28282
- ---------------------------------------- ------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (704) 372-5404
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X       No
                          -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding Shares
     Class                                 As of April 26, 1996
- ----------------------------              ---------------------
  Common Stock                               46,418,558 shares





                       RUDDICK CORPORATION

                              INDEX
                                                         PAGE NO.
                                                         --------
PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS -
          MARCH 31, 1996 AND OCTOBER 1, 1995                2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS AND SIX MONTHS
          ENDED MARCH 31, 1996 AND APRIL 2, 1995            3

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - SIX MONTHS ENDED
          MARCH 31, 1996 AND APRIL 2, 1995                  4

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                        6-9


PART II.  OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS                               10

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  11


SIGNATURES                                                  11



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
             (in thousands)

                                          March 31,    OCTOBER 1,
          ASSETS                            1996         1995
          ------                         (Unaudited)  (Unaudited)
CURRENT ASSETS:                         -----------  -----------
  Cash and Temporary Cash Investments    $    7,253   $   18,959
  Accounts Receivable, Net                   58,620       57,906
  Inventories                               183,555      177,395
  Other                                      27,628       32,131
  Net Assets of Discontinued Operations         397       11,712
                                         ----------   ----------
   Total Current Assets                     277,453      298,103

PROPERTY, NET                               365,609      344,368
INVESTMENTS AND OTHER ASSETS                 74,702       71,496
                                         ----------   ----------
        Total                            $  717,764   $  713,967
                                         ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Notes Payable                          $   7,643   $    5,852
  Current Portion of Long-Term Debt          9,156        9,192
  Accounts Payable                         118,128      150,028
  Income Taxes Payable                       3,286         (253)
  Other Accrued Liabilities                 53,157       59,567
                                         ---------   ----------
   Total Current Liabilities               191,370      224,386
                                         ---------   ----------

LONG-TERM DEBT                             143,582      119,760

DEFERRED LIABILITIES                        55,103       53,585

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                    55,054       54,816
  Retained Earnings                        274,975      262,921
  Cumulative Translation Adjustments        (2,320)      (1,501)
                                         ---------   ----------
   Shareholders' Equity                    327,709      316,236
                                         ---------   ----------
        Total                             $717,764     $713,967
                                         =========   ==========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                            THREE MONTHS ENDED
                                        -------------------------
                                         March 31,      April 2,
                                           1996           1995
                                        (Unaudited)   (Unaudited)
                                        -----------   -----------
NET SALES
 American & Efird                       $   68,719    $   77,294
 Harris Teeter                             453,633       416,554
                                        -----------   -----------
  Total                                    522,352       493,848
                                        -----------   -----------
OPERATING PROFIT
 American & Efird                            7,434         9,824
 Harris Teeter                              11,208        10,272
                                        -----------   -----------
  Total                                     18,642        20,096
                                        -----------   -----------
OTHER COSTS AND DEDUCTIONS
 Interest expense, net                       2,989         2,724
 Other expense                               2,598         2,066
                                        -----------   -----------
  Total                                      5,587         4,790
                                        -----------   -----------

Income from continuing operations           13,055        15,306
 before income taxes
Income taxes                                 3,554         5,303
                                        -----------   -----------
Income from continuing operations            9,501        10,003
Income (loss) from discontinued
  operations before income taxes                -            503
Less applicable income taxes                    -           (204)
                                        -----------   -----------
Net income                              $    9,501    $   10,302
                                        ===========   ===========
AVERAGE NUMBER OF SHARES OF
 COMMON STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING:
  Primary                               46,532,336    46,561,240
  Fully Diluted                         46,621,386    46,566,256

NET INCOME PER SHARE-PRIMARY
  AND FULLY DILUTED:
Income from continuing operations             $.21          $.22
Income (loss) from discontinued operations    -             $.01
                                        -----------   -----------
NET INCOME PER SHARE                          $.21          $.23
                                        ===========   ===========
DIVIDENDS DECLARED PER SHARE - Common         $.06          $.04



RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                             SIX MONTHS ENDED
                                        -------------------------
                                         March 31,      April 2,
                                           1996           1995
                                        (Unaudited)   (Unaudited)
                                        -----------   -----------
NET SALES
 American & Efird                       $  135,833    $  147,010
 Harris Teeter                             916,188       840,429
                                        -----------   -----------
  Total                                  1,052,021       987,439
                                        -----------   -----------
OPERATING PROFIT
  American & Efird                          12,386        16,471
  Harris Teeter                             23,279        20,285
                                        -----------   -----------
   Total                                    35,665        36,756
                                        -----------   -----------
OTHER COSTS AND DEDUCTIONS
 Interest expense, net                       6,086         5,361
 Other expense                               4,976         3,360
                                        -----------   -----------
  Total                                     11,062         8,721
                                        -----------   -----------

Income from continuing operations           24,603        28,035
 before income taxes
Income taxes                                 7,059         9,734
                                        -----------   -----------
Income from continuing operations           17,544        18,301
Income (loss) from discontinued
  operations before income taxes               123           457
Less applicable income taxes                   (47)         (190)
                                        -----------   -----------
Net income                              $   17,620    $   18,568
                                        ===========   ===========
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK AND COMMON STOCK
   EQUIVALENTS OUTSTANDING:
   Primary                              46,560,058     46,632,852
   Fully Diluted                        46,606,967     46,650,644

NET INCOME PER SHARE-PRIMARY
  AND FULLY DILUTED:
Income from continuing operations             $.38           $.39
Income (loss) from discontinued operations     -              $.01
                                        -----------   -----------
NET INCOME PER SHARE                          $.38           $.40
                                        ===========   ===========
DIVIDENDS DECLARED PER SHARE - Common         $.12           $.07

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                             SIX MONTHS ENDED
                                        -------------------------
                                         March 31,      April 2,
                                           1996           1995
                                        (Unaudited)   (Unaudited)
                                        -----------   -----------
CASH FLOW FROM INCOME                   $   45,186    $   38,504
 Decrease (Increase) in Current Assets (2,371) (12,030) Increase (Decrease) in Current
   Liabilities                             (33,197)       (4,538)
                                        -----------   -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       9,618        21,936
                                        -----------   -----------

CASH PROVIDED BY (USED IN)
  DISCONTINUED ACTIVITIES                   11,414        (1,173)

INVESTING ACTIVITIES
 Purchase of Assets                        (52,378)      (52,099)
 Cash Proceeds from Sale of Assets           1,826        18,457
 Company Owned Life Insurance, Net          (1,355)       (4,423)
 Other, Net                                     80          (275)
                                        -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES      (51,827)      (38,340)
                                        -----------   -----------
FINANCING ACTIVITIES
 Proceeds (Repayments) of
   Long-Term Borrowings                     26,600        20,077
 Payment of Principal on Long-Term Debt     (2,693)       (2,562)
 Dividends                                  (5,567)       (3,236)
 Other, Net                                    749        (4,156)
                                        -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES   19,089        10,123
                                        -----------   -----------

INCREASE (DECREASE) IN BALANCE SHEET
  CASH                                     (11,706)       (7,454)
BALANCE SHEET CASH AT BEGINNING OF PERIOD   18,959        14,531
                                        -----------   -----------
BALANCE SHEET CASH AT END OF PERIOD     $    7,253    $    7,077
                                        ===========   ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash Paid During the Year for:
   Interest                             $    5,921    $    5,824
   Income Taxes                         $    2,910    $    9,718

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

ITEM 2.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table shows net sales and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and six months ended March 31, 1996 and April 2, 1995:

(In Thousands)           Quarter Ended        Six Months Ended
                      -------------------   ---------------------
                      March 31,  April 2,    March 31,   April 2,
                         1996     1995         1996       1995
                      --------- ---------   ----------  ---------
Net Sales
 American & Efird     $ 68,719  $ 77,294    $  135,833  $ 147,010
 Harris Teeter         453,633   416,554       916,188    840,429
                      --------- ---------   ----------  ---------
   Total              $522,352  $493,848    $1,052,021  $ 987,439
                      --------- ---------   ----------  ---------

Operating Profit
 American & Efird     $  7,434  $  9,824    $   12,386  $  16,471
 Harris Teeter          11,208    10,272        23,279     20,285
                      --------- ---------   ----------  ---------
   Total              $ 18,642  $ 20,096    $   35,665  $  36,756
                      --------- ---------   ----------  ---------


   FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995

     Consolidated sales of $522 million in the second quarter of fiscal 1996 increased 6% over the $494 million reported for the comparable period last year. Total operating profit of $18.6 million declined 7% from last year. Net income after taxes of $9.5 million was down 8% from the $10.3 million reported last year.

     Fully diluted and primary earnings per share were $.21 in the second quarter of fiscal 1996 and compare to $.23 for the comparable period last year.

     Per share earnings from continuing operations in the second quarter of fiscal 1996 were $.21 compared to $.22 reported in the comparable quarter last year. The assets of Jordan Graphics, Inc. were sold in the second fiscal quarter this year and all financial statement categories have been restated to reflect the printing business segment as discontinued operations.

     In the second quarter of fiscal 1996, American & Efird sales of $68.7 million declined 11% from the $77.3 million reported for the comparable period last year. The sales decrease was driven by continuing weakness in apparel sales at retail which resulted in reduced demand for industrial thread in the U.S. and Canada.
In response to the weak demand, A&E's manufacturing plants were operated on reduced schedules throughout the quarter, which had a substantial negative impact on operating profit for the quarter. Operating profit of $7.4 million in the March, 1996 quarter declined 24% from the $9.8 million in the comparable period of last year. International sales increased compared to the 1995 second quarter, but operating profit showed a slight decline resulting largely from the weak conditions in Canada.

     While A&E sales continue to be depressed, a slight improvement in retail sales was seen late in the second quarter.
If this sales improvement advances, demand for thread could improve early in the fourth quarter, and any improved demand should have a positive impact on operating profit at A&E.

     During the second quarter of fiscal 1996, A&E announced that it has reached an agreement in principle to acquire certain assets of Threads USA (a subsidiary of Dixie Yarns, Inc.) used in its sewing thread manufacturing operations. The assets to be acquired include the plants and equipment at four manufacturing facilities in Gastonia, NC and the equipment at one manufacturing facility in Puerto Rico. The acquisition is subject to execution of a definitive agreement, completion of environmental assessments and receipt of all required regulatory approvals.

     Harris Teeter sales in the second quarter of fiscal 1996 of $453.6 million increased 9% over the $416.6 million reported for the comparable period last year. Net sales for stores in operation during both periods increased 4.5%. Sales increases were achieved in all major markets and were driven by aggressive feature plans and advertising. Operating profit of $11.2 million was up 9% from the $10.3 million reported for the comparable period last year. The operating profit increase was largely the result of increased sales volume, a favorable customer acceptance of recently opened stores and continued control of operating expenses.

     At March 31, 1996, 136 stores were in operation, compared to 139 at April 2 1995. During the second quarter of fiscal 1996, one new store was opened and three smaller stores were closed.
In addition, two new, larger stores were opened during the quarter, replacing two older, smaller stores, under a previously announced marketing strategy and plan for which a restructuring reserve of $5.3 million, before taxes, was established in fiscal 1993. Charges incurred in this quarter against the reserve were $129 thousand. A cumulative total of $1.9 million has been charged for all periods to date. The plan calls for the replacement of an anticipated 12 smaller, less competitive stores with larger stores offering increased variety and drawing from a larger marketing area, with related store closings planned to occur during fiscal years ending 1994 through 1996. Management anticipates that, on average, half of the charges associated with each store closing will be incurred in the year of the closing and the balance, within four years thereafter. Management expects that the effect on operating results of any fiscal year and on liquidity will not be material, and that capital resources will be adequate to complete such restructuring.

     During the quarter, the Company elected to begin paying directly to its ESOP employee-shareholders the cash dividends on ESOP shares instead of accumulating such dividends within the ESOP Trust. Favorable tax treatment of the ESOP dividend pass-through under the applicable income tax statutes along with favorable tax attributes of Company-owned life insurance have significantly reduced the effective income tax rate of the Company, subject to the potential of adverse future tax legislation, if any.

    FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995

     Consolidated sales for the six months ended March 31, 1996 of $1.05 billion increased 7% over the $987 million reported for the first six months of fiscal 1995, with Harris Teeter reporting an increase and A&E reporting a decrease. Operating profit of $35.7 million was down 3% from the $36.8 million reported for the comparable period last year, with Harris Teeter reporting an increase and A&E reporting a decrease. Net income of $17.6 million was down 5% from $18.6 million reported last year. Fully diluted per share earnings for the first six months this year were $.38 versus $.40 a year ago, and from continuing operations, $.38 versus $.39 a year ago.

     American & Efird sales of $136 million for the first six months this year declined 8% from the comparable period last year. The sales decrease was in industrial thread in the U.S. and Canada and was the result of continuing weakness in apparel sales at retail which reduced demand by apparel manufacturers for industrial thread. In response, A&E's thread manufacturing plants operated on reduced schedules throughout the six months which had a substantial negative impact on operating profit, down 25% from the comparable prior year period.

     Harris Teeter sales of $916.2 million for the six months ended March 31, 1996 increased 9% over the same period last year, primarily the result of increased selling area in new and remodeled stores, strong holiday sales, promotion of feature programs and effective advertising. Operating profit was up 15%, the result of increased sales volume, a favorable product mix of higher gross profit items, favorable customer acceptance of recently opened stores, and continued control of operating expenses.


CAPITAL RESOURCES AND LIQUIDITY

     Ruddick has an overall financial goal of earning 15% return on beginning shareholders' equity. The Company has not met that objective in a number of years. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of March 31, 1996, this percentage was 31.8% compared to 29.0% at October 1, 1995.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended March 31, 1996 was $100 million, and $38.7 million was outstanding at quarter end. The majority of the borrowings under Ruddick's revolving credit facilities were used for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt.

     On March 1, 1996, the Company executed an unsecured $50 million 6.48% Senior Promissory Note, due March 1, 2011 with The Prudential Insurance Company of America (Prudential). Proceeds from this note were used to reduce the amount borrowed under the revolving lines of credit. Also on March 1, 1996, a non-committed $50 million Private Shelf Facility was executed with Prudential. Neither the Company nor Prudential is committed or required to fulfill on the terms of the Private Shelf Facility. No borrowings under this $50 million Private Shelf Facility had been undertaken as of March 31, 1996.

     Working capital of $86.1 million at March 31, 1996 increased $12.4 million from October 1, 1995, largely the result of the net reductions in cash balances and accounts payable. The current ratio was 1.4 at March 31, 1996 and 1.3 at October 1, 1995.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     The level of capital expenditures incurred in the second fiscal quarter may be reasonably indicative of those expected quarterly for the balance of the year. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

     During the quarter, the Company announced to its shareholders the adoption of a Dividend Reinvestment Plan available to all shareholders of record.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Ruddick Corporation was held on February 1, 1996 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual
Meeting:


     1.   ELECTION OF DIRECTORS

     The shareholders elected three directors for terms ending in 1999. In addition, the following directors currently are serving for terms to expire in 1997 or 1998, as indicated: Thomas M. Belk (1997), James E.S. Hynes (1997), E. C. Wall, Jr. (1997),
John W. Copeland (1998), Alan T. Dickson (1998), Beverly F. Dolan
(1998), and Roddey Dowd, Sr. (1998). There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

                                            Shares
   Director Elected       Shares Voted    Withholding     Broker
   at Annual Meeting      for Election     Authority    Non-Votes
   -----------------      ------------    -----------   ---------

   Edwin B. Borden, Jr.    39,111,484       814,439        N/A

   R. Stuart Dickson       38,997,510       928,413        N/A

   Hugh L. McColl, Jr.     39,071,232       854,692        N/A


     2.   APPROVAL OF THE 1995 COMPREHENSIVE STOCK OPTION PLAN

     The shareholders approved the adoption of the Ruddick
Corporation 1995 Comprehensive Stock Option Plan, and the following information is provided with respect to the approval thereof:

   Shares Voted      Shares Voted        Shares           Broker
       For              Against        Abstaining       Non-Votes
   ------------      ------------      ----------       ---------

    37,283,667         1,960,759        681,497            None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

           EXHIBIT NO.   DESCRIPTION OF EXHIBIT

              4.1        $50,000,000 6.48% Series A Senior Notes
                         due March 1, 2011 and $50,000,000
                         Private Shelf Facility dated March 1,
                         1996 between Ruddick Corporation and The
                         Prudential Insurance Company of America.

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

                              RUDDICK CORPORATION


DATE:  May 13, 1996           /s/ R. N. Brigden
                              -----------------------------------
                              R. N. BRIGDEN
                              VICE PRESIDENT - FINANCE
                              (PRINCIPAL FINANCIAL OFFICER)