Form 10-Q
period 1996-06-30
RUDDICK CORP
filed 1996-08-14
CIK 85704

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended   June 30, 1996

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

                                                   Outstanding Shares
              Class                                As of August 2, 1996
           Common Stock                              46,445,090 shares




                            RUDDICK CORPORATION

                                   INDEX


                                                          PAGE NO.

     PART I.     FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS
            CONSOLIDATED CONDENSED BALANCE SHEETS -
            JUNE 30, 1996 AND OCTOBER 1, 1995                     2

            CONSOLIDATED CONDENSED STATEMENTS     OF
            INCOME - THREE MONTHS AND NINE MONTHS
            ENDED JUNE 30, 1996 AND JULY 2, 1995                   3

            CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS - NINE MONTHS ENDED
            JUNE 30, 1996 AND JULY 2, 1995                         4

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                             5

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                            6-9


     PART II.    OTHER INFORMATION

          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K            10


     SIGNATURES                                                   10














     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

     RUDDICK CORPORATION

     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in thousands)

                                              June 30,    October 1,
                        ASSETS                 1996         1995
                        ------              (Unaudited)  (Unaudited)
                                            -----------  -----------
     CURRENT ASSETS:
       Cash and Temporary Cash Investments     $ 10,485    $ 18,959
       Accounts Receivable, Net                  66,457      57,906
       Inventories                              193,818     177,395
       Other                                     21,985      32,131
                                               --------    --------
         Total Current Assets                   292,745     286,391

     PROPERTY, NET                              398,585     344,368

     INVESTMENTS AND OTHER ASSETS                78,159      71,496
                                               --------    --------
             Total                             $769,489    $702,255
                                               ========    ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

     CURRENT LIABILITIES:
       Notes Payable                           $  7,557    $  5,852
       Current Portion of Long-Term Debt          6,477       9,192
       Accounts Payable                         125,123     150,028
       Income Taxes Payable                       5,084        (253)
       Other Accrued Liabilities                 58,090      59,567
       Net Liabilities (Assets) of
        Discontinued Operations                     621     (11,712)
                                               --------    --------
         Total Current Liabilities              202,952     212,674
                                               --------    --------
     LONG-TERM DEBT                             171,893     119,760

     DEFERRED LIABILITIES                        56,291      53,585

     SHAREHOLDERS' EQUITY:
       Capital Stock - Common                    55,456      54,816
       Retained Earnings                        285,337     262,921
       Cumulative Translation Adjustments        (2,440)     (1,501)
                                               --------    --------
           Shareholders' Equity                 338,353     316,236
                                               --------    --------
             Total                             $769,489    $702,255
                                               ========    ========




RUDDICK CORPORATION

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     (in thousands, except share and per share data)

                                                THREE MONTHS ENDED
                                              -----------------------
                                                June 30,    July 2,
                                                  1996        1995
                                              (Unaudited) (Unaudited)
                                              ----------- -----------
     NET SALES
       American & Efird                        $ 78,477    $ 78,304
       Harris Teeter                            454,074     431,888
                                               --------    --------
         Total                                  532,551     510,192
                                               ========    ========
     OPERATING PROFIT
       American & Efird                          11,234      10,465
       Harris Teeter                             14,074      11,808
                                               --------    --------
         Total                                   25,308      22,273
                                               ========    ========
     OTHER COSTS AND DEDUCTIONS
       Interest expense, net                      2,961       2,588
       Other expense                              2,882       2,345
                                               --------    --------
         Total                                    5,843       4,933
                                               ========    ========
     Income from continuing operations
       before income taxes                       19,465      17,340
     Income taxes                                 5,852       6,036
                                               --------    --------
     Income from continuing operations           13,613      11,304
     Income (loss) from discontinued
       operations before income taxes                 -          11
     Less applicable income taxes                     -          (8)
                                               --------    --------
     NET INCOME                                 $13,613     $11,307
                                               ========    ========
     AVERAGE NUMBER OF SHARES OF
       COMMON STOCK AND COMMON STOCK
        EQUIVALENTS OUTSTANDING:
         Primary                             46,702,716  46,351,432
         Fully Diluted                       46,702,924  46,360,344

     NET INCOME PER SHARE -
     PRIMARY AND FULLY DILUTED:
     Income from continuing operations         $    .29    $    .24
     Income (loss) from discontinued
       operations                                   -           -
                                               --------    --------
     NET INCOME PER SHARE                      $    .29    $    .24


          DIVIDENDS DECLARED PER SHARE - Common     $    .07    $    .04


RUDDICK CORPORATION

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     (in thousands, except share and per share data)

                                                NINE MONTHS ENDED
                                             -----------------------
                                               June 30,    July 2,
                                                 1996        1995
                                             (Unaudited) (Unaudited)
                                             ----------- -----------
     NET SALES
       American & Efird                      $  214,310  $  225,314
       Harris Teeter                          1,370,262   1,272,317
                                             ----------  ----------
         Total                                1,584,572   1,497,631
                                             ----------  ----------
     OPERATING PROFIT
       American & Efird                          23,620      26,936
       Harris Teeter                             37,353      32,093
                                             ----------  ----------
         Total                                   60,973      59,029
                                             ----------  ----------
     OTHER COSTS AND DEDUCTIONS
       Interest expense, net                      9,047       7,949
       Other expense                              7,858       5,705
                                             ----------   ---------
         Total                                   16,905      13,654
                                             ----------   ---------
     Income from continuing operations
       before income taxes                       44,068      45,375
     Income taxes                                12,911      15,770
                                             ----------   ---------
     Income from continuing operations           31,157      29,605
     Income (loss) from discontinued
       operations before income taxes               123         468
     Less applicable income taxes                   (47)       (198)
                                              ---------   ---------
     NET INCOME                               $  31,233   $  29,875
                                              =========   =========
     AVERAGE NUMBER OF SHARES OF
       COMMON STOCK AND COMMON STOCK
        EQUIVALENTS OUTSTANDING:
         Primary                             46,608,999  46,540,512
         Fully Diluted                       46,636,515  46,575,738

     NET INCOME PER SHARE -
     PRIMARY AND FULLY DILUTED:
     Income from continuing operations        $     .67   $     .63
     Income (loss) from discontinued
       operations                                   -     $     .01
                                              ---------   ---------
     NET INCOME PER SHARE                     $     .67   $     .64
                                              =========   =========

     DIVIDENDS DECLARED PER SHARE - Common    $     .19   $     .11



     RUDDICK CORPORATION

     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     (in thousands)



                                                 NINE MONTHS ENDED
                                              -----------------------
                                                June 30,    July 2,
                                                  1996        1995
                                              (Unaudited) (Unaudited)
                                              ----------- -----------
     CASH FLOW FROM INCOME                     $ 71,156    $ 60,784
       Decrease (Increase) in Current Assets    (15,078)    (14,671)
       Increase (Decrease) in Current
         Liabilities                            (19,110)      3,010
                                               --------    --------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                36,968      49,123
                                               --------    --------
     CASH PROVIDED BY (USED IN)
       DISCONTINUED ACTIVITIES                   12,913        (442)

     INVESTING ACTIVITIES
       Purchase of Assets                      (100,486)    (81,478)
       Cash Proceeds from Sale of Assets          3,572      18,512
       Company Owned Life Insurance, Net         (4,158)     (6,272)
       Other, Net                                   838      (2,396)
                                               --------    --------
     NET CASH USED IN INVESTING ACTIVITIES     (100,234)    (71,634)
                                               --------    --------
     FINANCING ACTIVITIES
       Proceeds (Repayments) of
         Long-Term Borrowings                    56,300      37,477
       Payment of Principal on Long-Term Debt    (6,705)     (4,053)
       Dividends                                 (8,817)     (5,073)
       Other, Net                                 1,101      (5,719)
                                                -------     -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES   41,879      22,632
                                                -------     -------
     INCREASE (DECREASE) IN BALANCE SHEET CASH   (8,474)       (321)
     BALANCE SHEET CASH AT BEGINNING OF PERIOD   18,959      14,531
                                                -------     -------
     BALANCE SHEET CASH AT END OF PERIOD        $10,485     $14,210
                                                =======     =======
     SUPPLEMENTAL DISCLOSURES OF
       CASH FLOW INFORMATION
         Cash Paid During the Year for:
           Interest                             $ 8,701     $ 8,752
           Income Taxes                         $ 5,924     $17,748












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





















      5



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table shows net sales and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and nine months ended June 30, 1996 and July 2, 1995:

(In Thousands)        Quarter  Ended                  Nine Months Ended
                    June 30,     July 2,         June 30,        July 2,
                      1996        1995             1996            1995
  Net Sales
   American & Efird  $ 78,477  $  78,304      $  214,310       $  225,314
   Harris Teeter      454,074    431,888       1,370,262        1,272,317
       Total         $532,551  $ 510,192      $1,584,572       $1,497,631

  Operating Profit
   American & Efird  $ 11,234  $  10,465       $  23,620       $   26,936
   Harris Teeter       14,074     11,808          37,353           32,093
        Total          25,308  $  22,273       $  60,973       $   59,029


For the Three Months Ended June 30, 1996 and July 2, 1995

     Consolidated sales of $533 million in the third quarter of fiscal 1996 increased 4% over the $510 million reported for the comparable period last year. Total operating profit of $25.3 million increased 14% over last year. Net income after taxes of $13.6 million was up 20% over the $11.3 million reported last year.

     Fully diluted and primary earnings per share from continuing operations for the third quarter of fiscal 1996 were $.29 compared to $.24 for the prior year quarter. The discontinued operations of the printing business segment, the assets of which were sold in January, 1996, generated no significant earnings or loss during the third quarter or comparable prior year period.

     On June 3, 1996, A&E completed the previously announced acquisition of certain assets of Threads USA. The assets included the plants and equipment at four manufacturing facilities in Gastonia, N.C. and the equipment at one manufacturing facility in Puerto Rico.

     American & Efird sales in the third quarter of fiscal 1996 of $78.5 million were flat when compared to last year. Sales this year included $6.7 million resulting from the acquisition of certain assets of Threads USA, which sales were primarily in domestic U.S.


                                     6
markets. The U.S. textile and apparel industries have shown slight improvement in market conditions and demand for industrial thread in weeks just prior to quarter end. International sales and operating profit were ahead of last year as a result of improvements in Mexico, Dominican Republic, Great Britain and Korea. Operating profit of $11.2 million improved 7% over the comparable period last year. Utilizing sales from the Threads acquisition resulted in improved operating schedules which had a positive impact on operating profit for the quarter. Significant progress has been achieved in the operational plan for integrating Threads USA into A&E and progress was also made in reducing costs in the Threads USA facilities.
A&E remains focused on integrating the Threads USA operations into those of A&E.

     Harris Teeter sales in the third quarter of fiscal 1996 of $454 million increased 5% over the $432 million reported for the comparable period last year. Net sales for stores in operation during both periods increased 2.6%. Customer acceptance of newly opened stores, aggressive feature plans and advertising have contributed to the increase in sales. Operating profit of $14.1 million was up 19% from the $11.8 million reported for the comparable period last year. The operating profit increase was largely the result of increased sales volume, an increased percentage of the sales coming from higher margin products and continued control of operating expenses.

     At June 30, 1996, 133 stores were in operation, compared to 142 at July 2, 1995. During the third quarter of fiscal 1996, six smaller stores in less urban markets were sold at no significant gain or loss. Four new larger stores were opened, one of which was a replacement for an older, smaller store which was closed under a previously announced marketing strategy and plan for which a restructuring reserve of $5.3 million, before taxes, was established in fiscal 1993. Charges incurred in this quarter against the reserve were $1.0 million. A cumulative total of $2.9 million has been charged for all periods to date. The plan calls for the replacement of an anticipated 12 smaller, less competitive stores with larger stores offering increased variety and drawing from a larger marketing area, with related store closings planned to occur during fiscal years through 1996. Management anticipates that the remaining charges associated with the closed stores will be incurred through fiscal year ending 2000. Management expects that the effect on operating results of any fiscal year and on liquidity will not be material, and that capital resources will be adequate to complete such restructuring.

     During the second fiscal 1996 quarter, the Company elected to begin paying directly to its ESOP employee-shareholders the cash dividends on ESOP shares instead of accumulating such dividends within the ESOP Trust. Favorable tax treatment of the ESOP dividend pass-through under the applicable income tax statutes along with favorable tax attributes of Company-owned life insurance have significantly reduced the effective income tax rate of the Company. These favorable tax attributes are subject to the potential of adverse future tax legislation, if any.





                                     7
         For the Nine Months Ended June 30, 1996 and July 2, 1995

     Consolidated sales for the nine months ended June 30, 1996 of $1.58 billion increased 6% over the $1.5 billion reported for the first nine months of fiscal 1995, with Harris Teeter reporting an increase and A&E reporting a decrease. Operating profit of $61 million increased 3% over the $59 million reported for the comparable period last year, with Harris Teeter reporting an increase and A&E reporting a decrease. Net income from continuing operations of $31.2 million was up 5% from $29.6 million reported last year. Fully diluted per share earnings for the first nine months this year were $.67 versus $.64 a year ago, and from continuing operations, $.67 versus
$.63 a year ago.

     American & Efird sales of $214 million for the first nine months of fiscal 1996 declined 5% from the comparable period last year. The sales decrease was in industrial thread in the U.S. and Canada and was the result of continuing weakness in apparel sales at retail. This resulted in reduced demand by apparel manufacturers for industrial thread throughout most of the period before showing very slight improvement toward the end of the quarter.
In response, A&E's thread manufacturing plants operated on reduced schedules which had a substantial negative impact on operating profit, down 12% from the comparable prior year period. In more recent weeks, particularly in the last month of the period, the slight improvement in textile and apparel industries and more significantly the progress in integrating the acquired Threads USA business into A&E improved operating results.

     Harris Teeter sales of $1.37 billion for the nine months ended
June 30, 1996 increased 8% over the same period last year, primarily the result of increased selling area in new and remodeled stores, customer acceptance of newly opened stores, strong holiday sales, promotion of feature programs and effective advertising. Operating profit was up 16%, the result of increased sales volume, a favorable product mix of higher gross profit items, and continued control of operating expenses.


Capital Resources and Liquidity

     Ruddick has an overall financial goal of earning 15% return on beginning shareholders' equity. The Company has not met that objective in a number of years. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of June 30, 1996, this percentage was 34.5% compared to 29.0% at October 1, 1995.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended June 30, 1996 was $68.4 million, and $68.4 million was outstanding at quarter end. The majority of the borrowings under Ruddick's revolving credit facilities were used for capital expenditures, including American & Efird's acquisition

                                     8
of certain assets of Threads USA. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt.

     On March 1, 1996, the Company executed an unsecured $50 million 6.48% Senior Promissory Note, due March 1, 2011 with The Prudential Insurance Company of America (Prudential). Proceeds from this note were used to reduce the amount borrowed under the revolving lines of credit. Also on March 1, 1996, a non-committed $50 million Private Shelf Facility was executed with Prudential. Neither the Company nor Prudential is committed or required to fulfill on the terms of the Private Shelf Facility. No borrowings under this $50 million Private Shelf Facility had been undertaken as of June 30, 1996.

     Working capital of $89.8 million at June 30, 1996 increased $16.1 million from October 1, 1995, largely the result of the net reductions in cash balances and accounts payable and increases in accounts receivable and inventories. The current ratio was 1.4 at June 30, 1996 and 1.3 at October 1, 1995.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     The average quarterly level of capital expenditures incurred for the three quarters to June 30, 1996, may be reasonably indicative of those expected in the fourth fiscal quarter. Capital expenditures in the third fiscal quarter were greater than normal due to the acquisition of certain assets of Threads USA. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

     Since the beginning of fiscal 1996, the Company has increased its regular quarterly dividend and therefore it does not anticipate the payment of an extra dividend at fiscal year end.

     During the third fiscal 1996 quarter, the Company implemented its previously announced Dividend Reinvestment Plan which is available to all shareholders of record.











                                     9































PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (A)   EXHIBITS

       Exhibit No.    Description of Exhibit

              10.1 Ruddick Corporation 1995 Comprehensive Stock Option Plan, as Amended

              10.2 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Thomas M. Belk

              10.3 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Edwin B. Borden, Jr.

              10.4 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Beverly F. Dolan

              10.5 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Roddey Dowd, Sr.

              10.6 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and James E.S. Hynes

              10.7 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Hugh L. McColl, Jr.

              10.8 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and E. Craig Wall, Jr.

              11      Statement Re:  Computation of Per Share Earnings

              27      Financial Data Schedule

       (B)   REPORTS ON FORM 8-K - None

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              RUDDICK CORPORATION

DATE:   August 14, 1996            /s/ R. N. Brigden
                              R. N. BRIGDEN
                              VICE PRESIDENT - FINANCE
                              (PRINCIPAL FINANCIAL OFFICER)

                          10