Form 10-K405
period 1996-09-29
RUDDICK CORP
filed 1996-12-20
CIK 85704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      (Mark one)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended:  September 29, 1996
                                               -------------------

      [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the transition period from           to

                       Commission File Number:     1-6905
                                                   ------

                             RUDDICK CORPORATION
-------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         NORTH CAROLINA                                       56-0905940
-------------------------------------                 -------------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

        2000 TWO FIRST UNION CENTER, CHARLOTTE, NORTH CAROLINA    28282
        -----------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 372-5404

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


         TITLE OF EACH CLASS:              NAME OF EXCHANGE ON WHICH REGISTERED:
-----------------------------------------  -------------------------------------
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
Yes  X    No
   ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 6, 1996, was $362,774,639.

As of December 6, 1996, the Registrant had outstanding 46,520,833 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Certain portions of the Annual Report to Shareholders for the fiscal year ended September 29, 1996 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K and included as Exhibit 13 hereto, the Annual Report to Shareholders for the fiscal year ended September 29, 1996, is not deemed to be filed or incorporated by reference as part of this report).

Part III: Definitive Proxy Statement dated December 20, 1996, as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 1997 Annual Meeting of Shareholders. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                             RUDDICK CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

           Form 10-K for the Fiscal Year ended September 29, 1996

                              TABLE OF CONTENTS


PAGE
----

                                    PART I

Item 1.   Business ................................................................................    1
Item 2.   Properties ..............................................................................    3
Item 3.   Legal Proceedings .......................................................................    5
Item 4.   Submission of Matters to a Vote of Security Holders .....................................    5
Item 4A.  Executive Officers of the Registrant ....................................................    5


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters .....................................................................    6
Item 6.   Selected Financial Data .................................................................    6
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................................................    6
Item 8.   Financial Statements and Supplementary Data .............................................    6
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .....................................................    7

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ......................................    7
Item 11.  Executive Compensation ..................................................................    7
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ..............................................................................    7
Item 13.  Certain Relationships and Related Transactions ..........................................    7

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K .............................................................................    8

                                     PART I

ITEM 1.  BUSINESS

     Ruddick Corporation (the "Registrant") is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. ("Harris Teeter") operates a regional chain of supermarkets in five southeastern states and American & Efird, Inc. ("A&E") manufactures and distributes industrial and consumer sewing thread and sales yarn.

     At September 29, 1996, the Registrant and its subsidiaries had total consolidated assets of $801,702,000 and had approximately 20,100 employees.
The principal executive offices of the Registrant are located at 2000 Two First Union Center, Charlotte, North Carolina 28282.

     Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company, a subsidiary of the Registrant. In 1969 the Registrant acquired Harris Teeter. Also in 1969, the Registrant acquired the predecessor of Jordan Graphics, Inc. ("Jordan Graphics"). On January 23, 1996, certain assets of Jordan Graphics were sold to The Reynolds and Reynolds Company. Jordan Graphics' name has been changed to JGBF, Inc., and it no longer represents one of the Registrant's primary businesses.

     The two businesses in which the Registrant engages through its principal operating subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled "Industry Segment Information" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the Registrant's 1996 Annual Report to Shareholders (the "1996 Annual Report"), which information is incorporated herein by reference.

     The only foreign operations conducted by the Registrant are through A&E. Neither of the two businesses engaged in by the Registrant would be characterized as seasonal.

     The Registrant employs twenty-one people, including five executives who formulate and implement overall corporate objectives and policies. The Registrant's employees perform functions in a number of areas including finance, accounting, audit, insurance, reporting, employee benefits, and public and shareholder relations. The Registrant assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills, and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Registrant.

                                     A & E

     A&E produces industrial sewing thread from natural and synthetic fibers for use by apparel, automotive, upholstered furniture, home furnishings, medical supplies and footwear manufacturers. A&E also produces consumer sewing thread for use in home sewing. These products are primarily manufactured in fourteen plants, all located in North Carolina, and are sold primarily in the United States. Limited quantities of industrial sewing threads are exported. A&E also distributes sewing supplies manufactured by other companies. Thread and notion products accounted for approximately 99% of A&E's net sales in fiscal 1996. A&E also produces a limited quantity of mercerized cotton yarns for use by the knitting and weaving industries, which products accounted for 1% of A&E's net sales in fiscal 1996. This yarn production has decreased considerably in recent years as plant capacity has been converted to the manufacture of sewing thread. Sales operations are conducted through primarily A&E's employed salespersons, and additionally, through commission brokers and distributors. A&E's sales constituted 14% of the Registrant's consolidated sales in fiscal 1996 (15% in 1995 and 15% in 1994).

     The order backlog, believed to be firm, as of the end of the 1996 fiscal year was approximately $14,390,000 versus $12,920,000 at the end of the preceding fiscal year. Such backlog normally is expected to be filled within two weeks of fiscal year end. A&E has approximately 7,100 active customer accounts. In fiscal 1996, no single customer accounted for more than 6% of total net sales, and the ten largest customers accounted for an aggregate of less than 22% of total net sales.

     A&E purchases cotton from domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers and are currently available in an adequate supply.

     There are no material patents, licenses, franchises, or concessions held by A&E. Research and Development expenditures were $304,000 and $245,000 in fiscal 1996 and fiscal 1995, respectively, none of which expenditures were sponsored by customers. Three employees are engaged in this activity full-time.

     A&E has expanded into international markets as sewing thread demand has increased outside the United States in the apparel, home furnishings, and industrial markets. A&E's recorded investment in its subsidiaries in England, Costa Rica, Canada, Korea, Mexico, Hong Kong and Malaysia and in its joint ventures in Dominican Republic and Honduras totals approximately $52 million. Management expects to continue to expand foreign production and distribution operations, primarily through additional joint ventures.

     The industrial sewing thread industry is highly competitive. A&E is the largest producer in the U.S. industrial thread market. Principal competitors include Coats/American and imported products sold primarily through distributors. Principal competitive factors include quality, service and price. Less than 4% of A&E's fiscal 1996 sales were in the consumer thread market, in which market A&E competes with a number of large, well-established companies, including Coats/American.

     A&E employed approximately 3,400 persons worldwide as of the end of fiscal 1996. A&E considers its employee relations to be good.

                                 HARRIS TEETER

     Harris Teeter operates supermarkets in North Carolina (92), South Carolina
(23), Virginia (13), Georgia (5), and Tennessee (1) for sales of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, floral and other products normally offered for sale in supermarkets. Harris Teeter has a program in place whereby each retail store will undergo a major remodel every eight years. Harris Teeter remodeled five stores during fiscal 1996 and expects to remodel twelve stores in fiscal 1997. In addition, nine new stores were opened and fourteen older, less profitable, stores were sold or closed in fiscal 1996. In fiscal 1993, a reserve was established in anticipation of closing 12 smaller, less competitive stores and replacing them with larger stores offering increased variety and drawing from a larger market area. Four of the stores closed in fiscal 1996 were covered by this reserve. As of fiscal year end, Harris Teeter had 134 stores in operation. Its principal offices and cold storage perishable distribution facilities are located near Charlotte, North Carolina, and its dry grocery and frozen storage distribution facilities are located in Greensboro, North Carolina. Harris Teeter produces some dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter's sales constituted 86% of the Registrant's consolidated sales in fiscal 1996 (85% in 1995 and 85% in 1994).

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

     At fiscal year end, Harris Teeter employed approximately 8,600 persons full-time and 8,100 part-time. Warehouse employees and drivers at Harris Teeter's warehouse near Charlotte, North Carolina are represented by a union, but Harris Teeter is not party to a collective bargaining agreement covering such employees. Harris Teeter considers its employee relations to be good.

                               RUDDICK INVESTMENT

     Ruddick Investment makes direct venture investments from its own capital base and from internally generated funds primarily for the development of retail sites for Harris Teeter stores. Additionally, the company's venture capital portfolio is invested in a limited number of industries and may include securities of start-ups and early stage firms, as well as publicly traded securities. Some of the products and services produced by the current portfolio holdings include proprietary building products, textiles, pharmaceuticals and medical diagnostic instrumentation. Ruddick Investment's principal objective is to achieve long-term gains on each of its investments. It is not an operating company and does not offer a service or product in the normal course of business.

ITEM 2. PROPERTIES

     The executive offices of the Registrant are located in approximately 8,086 square feet of leased space in a downtown office tower at 2000 Two First Union Center, Charlotte, North Carolina 28282, in which it is a tenant under a lease which expires in May 1998.

     A&E's principal offices and fourteen domestic manufacturing plants are all owned by A&E and are all located in North Carolina. Manufacturing plants have an aggregate of 2,225,093 square feet of floor space and an insured value of $418,599,000. A&E has the capacity to produce annually approximately 41,300,000 pounds of industrial sewing thread and 3,250,000 pounds of sales yarn and has a dyeing capacity of approximately 46,900,000 pounds per year. Capacities are based on 168 hours of operations per week. A&E also leases 22 distribution centers scattered throughout its domestic markets at an approximate annual rent of $1,738,000. Through subsidiaries, A&E also owns seven international manufacturing plants with an aggregate of 338,599 square feet of floor space and an insured value of $51,215,000. These subsidiaries have sewing thread dyeing capacity of approximately 10,000,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its subsidiaries, A&E has minority interests in two joint ventures.

     Harris Teeter owns its principal offices, which consist of 116,000 square feet of space located on a 10 acre tract of land near Charlotte, North Carolina. Harris Teeter also owns a 104 acre tract east of Charlotte where its cold storage distribution facility is located. This facility contains approximately 176,000 square feet, most of which is equipped to store refrigerated or perishable goods. Harris Teeter also owns a 49 acre tract in Greensboro, North Carolina, where its dry grocery and frozen goods warehouses are located. The dry grocery warehouse contains approximately 547,000 square feet and the frozen goods warehouse contains approximately 130,000 square feet. Harris Teeter owns an 18,050 square foot milk processing plant located on 8.3 acres of land in Charlotte, North Carolina and an 81,900 square foot milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina. Harris Teeter operates its retail stores exclusively from leased properties. The base annual rentals on leased store and warehouse properties as of September 29, 1996 aggregated approximately $38,823,000 net of sublease rentals of approximately $1,010,000. In addition to the base rentals, the majority of the lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended September 29, 1996, the additional rental amounted to approximately $1,175,000. Harris Teeter's supermarkets range in size from approximately 24,000 square feet to 67,000 square feet, with an average size of approximately 36,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:


HARRIS TEETER STORE DATA                 1994         1995         1996
                                         ----         ----         ----
Stores Open at End of Period              139          139          134
Average Weekly Net Sales Per Store*   $223,467     $234,656     $259,160
Average Square Footage Per Store        30,974       33,678       36,273
Average Square Footage Per New Store
 Opened During Period                   40,154       47,348       57,610
Total Square Footage at End
 of Period                           4,305,325    4,681,204    4,860,546


* Computed on the basis of aggregate sales of stores open for a full year.


     JGBF, Inc. owns corporate offices and a manufacturing facility and warehouse located near Charlotte, North Carolina. This facility, which contains 188,000 square feet and is located on 26 acres of land, is leased to The Reynolds and Reynolds Company on a long-term lease.

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

      R. Stuart Dickson, age 67, has been Chairman of the Executive Committee since February, 1994. Prior to that time he had been Chairman of the Board of the Registrant since its formation in October, 1968.

      Alan T. Dickson, age 65, has been Chairman of the Board since February, 1994. Prior to that time he had been President of the Registrant since its formation in October, 1968.

      John W. Copeland, age 61, has been President of the Registrant since February, 1994. Prior to that time he had been President of A&E since October, 1984.

      Thomas W. Dickson, age 41, has been Executive Vice President of the Registrant since February, 1996. He served also as President of A&E from February, 1994 to August, 1996. Prior to that time, he served as A&E's Executive Vice President from 1991 to 1994 and Senior Vice
      President-Marketing and International from 1989 to 1991.

      Richard N. Brigden, age 57, has been Vice President-Finance of the Registrant since December, 1983.

      Edward S. Dunn, Jr., age 53, has been President of Harris Teeter since January 1, 1989.

      Fred A. Jackson, age 46, has been President of A&E since August, 1996. Prior to that time, for more than five years, he served as its Senior Vice President-Industrial Thread Sales.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required for this item is incorporated herein by reference to the following sections of the Registrant's 1996 Annual Report: information regarding the principal market for Common Stock, number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in the 1996 and 1995 fiscal years is incorporated by reference to the Note headed "Quarterly Information (Unaudited)" to the Notes to Consolidated Financial Statements; and information regarding restrictions on the ability of the Registrant to pay cash dividends is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity" and the Note headed "Long-Term Debt" to the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The information required for this item, for each of the last five fiscal years, is incorporated herein by reference to the section headed "Eleven-Year Financial and Operating Summary" in the Registrant's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required for this item is incorporated herein by reference to the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Registrant, including the Report of Independent Public Accountants thereon, are incorporated herein by reference from the Registrant's 1996 Annual Report.

     The required supplementary financial information is incorporated herein by reference from the Note headed "Quarterly Information (Unaudited)" of the Notes to Consolidated Financial Statements in the Registrant's 1996 Annual Report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to executive officers is set forth above in Part I, Item 4A. The other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement dated December 20, 1996, filed with the Securities and Exchange Commission with respect to the Registrant's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors -Directors' Fees and Attendance" and "Executive Compensation" in the Registrant's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Election of Directors-Beneficial Ownership of Company Stock" in the Registrant's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of report

      (1) Financial Statements: The following report and financial statements are incorporated herein by reference to the Registrant's 1996 Annual Report:

            Consolidated Balance Sheets, September 29, 1996 and October 1, 1995

            Statements of Consolidated Income and Retained Earnings for the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994

            Statements of Consolidated Cash Flows for the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994

            Notes to Consolidated Financial Statements

            Report of Independent Public Accountants

      (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

            Report of Independent Public Accountants for each of the fiscal years in the three year period ended September 29, 1996

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

  4.1 Revolving Credit Agreements for an aggregate of $100,000,000, entered into as of February 15, 1995, by and between the Registrant and each of First Union National Bank of North Carolina, NationsBank, National Association (formerly NationsBank, National Association (Carolinas)) and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 (Commission File No. 1-6905).

  4.2 $50,000,000 6.48% Series A Senior Notes due March 1, 2011 and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 1-6905). The Registrant has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Commission upon request.

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

 10.7 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Thomas W. Dickson dated November 12, 1992.*

 10.8 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Fred A. Jackson dated November 12, 1992.*

 10.9 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and John W. Copeland dated November 18, 1993.*

 10.10 1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).*

 10.11 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Thomas W. Dickson dated November 18, 1993.*

 10.12 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Thomas W. Dickson dated November 15, 1995.*

 10.13 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Fred A. Jackson dated November 18, 1993.*

 10.14 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Fred A. Jackson dated November 15, 1995.*

 10.15 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Edward S. Dunn, Jr. dated November 15, 1995.*

 10.16 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and R. N. Brigden dated November 15, 1995.*

 10.17 Description of the Registrant's Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).*

Exhibit No. Description

 10.18 Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).*

 10.19 Rights Agreement dated November 15, 1990 by and between the Registrant and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 21, 1990 (Commission File No. 1-6905).

 10.20 Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit
       10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).*

 10.21 Ruddick Corporation 1995 Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).*

 10.22 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Thomas M. Belk, incorporated herein by reference to
       Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).*

 10.23 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Edwin B. Borden, Jr., incorporated herein by reference to
       Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).*

 10.24 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Beverly F. Dolan, incorporated herein by reference to
       Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).*

 10.25 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Roddey Dowd, Sr., incorporated herein by reference to
       Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).*

 10.26 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and James E.S. Hynes, incorporated herein by reference to
       Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).*

Exhibit No. Description

 10.27 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and Hugh L. McColl, Jr., incorporated herein by reference to
       Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).*

 10.28 Ruddick Corporation Nonstatutory Stock Option Agreement Between the Registrant and E. Craig Wall, Jr., incorporated herein by reference to
       Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).*

 11    Statement Regarding the Computation of Per Share Earnings.

 13 Ruddick Corporation 1996 Annual Report to Shareholders (consolidated financial statements on pages 19 to 32 and sections headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 14 to 18) and "Eleven-Year Financial and Operating Summary" (pages 12 to 13) only).

 21    List of Subsidiaries of the Registrant.

 23    Consent of Independent Public Accountants.

 27    Financial Data Schedule.


________________________
* Indicates management contract or compensatory plan required to be filed as an Exhibit.

(b) Reports on Form 8-K.

    The Registrant did not file any reports on Form 8-K during the three months ended September 29, 1996.

(c)  The following exhibits are filed herewith and follow the signature pages:

     10.1 Description of Incentive Compensation Plans.

     10.7 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Thomas W. Dickson dated November 12, 1992.

     10.8 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Fred A. Jackson dated November 12, 1992.

     10.9 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and John W. Copeland dated November 18, 1993.

    10.11 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Thomas W. Dickson dated November 18, 1993.

    10.12 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Thomas W. Dickson dated November 15, 1995.

    10.13 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Fred A. Jackson dated November 18, 1993.

    10.14 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Fred A. Jackson dated November 15, 1995.

    10.15 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and Edward S. Dunn, Jr. dated November 15, 1995.

    10.16 Ruddick Corporation Incentive Stock Option Agreement between the Registrant and R. N. Brigden dated November 15, 1995.

    11    Statement Regarding Computation of Per Share Earnings.

    13    Ruddick Corporation 1996 Annual Report to Shareholders
          (consolidated financial statements on pages 19 to 32 and sections headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 14 to 18) and "Eleven-Year Financial and Operating Summary" (pages 12 to 13) only).

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


Dated: December 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


        Name                      Title                           Date
        ----                      -----                           ----

  /s/ John W. Copeland       President and Director         December 20, 1996
  -------------------------  (Principal Executive Officer)
  John W. Copeland

  /s/ Richard N. Brigden     Vice President-Finance         December 20, 1996
  -------------------------  (Principal Financial Officer)
  Richard N. Brigden

  /s/ Douglas A. Stephenson  Treasurer                      December 20, 1996
  -------------------------  (Principal Accounting Officer)
  Douglas A. Stephenson

  /s/ Thomas M. Belk         Director                       December 20, 1996
  -------------------------
  Thomas M. Belk

                             Director                       December 20, 1996
  -------------------------
  Edwin B. Borden, Jr.

  /s/ Alan T. Dickson        Chairman of the Board          December 20, 1996
  -------------------------  and Director
  Alan T. Dickson

  /s/ R. Stuart Dickson      Chairman of the Executive      December 20, 1996
  -------------------------  Committee and Director
  R. Stuart Dickson

      Name                   Title        Date
      ----                   -----        ----

/s/ Beverly F. Dolan     Director   December 20, 1996
-----------------------
Beverly F. Dolan

/s/ Roddey Dowd, Sr.     Director   December 20, 1996
-----------------------
Roddey Dowd, Sr.

/s/ James E. S. Hynes    Director   December 20, 1996
-----------------------
James E. S. Hynes

/s/ Hugh L. McColl, Jr.  Director   December 20, 1996
-----------------------
Hugh L. McColl, Jr.

/s/ E. Craig Wall, Jr.   Director   December 20, 1996
-----------------------
E. Craig Wall, Jr.

INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                         Page

Report of Independent Public Accountants                                  S-2

For each of the fiscal years in the three year period ended
  September 29, 1996

     Schedule II - Valuation and Qualifying Accounts and Reserves         S-3


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Ruddick Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ruddick Corporation's annual report to shareholders incorporated in this Form 10-K, and have issued our report thereon dated October 24, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
October 24, 1996.

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED
OCTOBER 2, 1994, OCTOBER 1, 1995                                     SCHEDULE II
AND SEPTEMBER 29, 1996
                        (IN THOUSANDS)

----------------------------------------------------------------------------------------------------
               COLUMN A                        COLUMN B       COLUMN C      COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                BALANCE      CHARGED TO                      BALANCE
                                             AT BEGINNING     COSTS AND                      AT END
             DESCRIPTION                    OF FISCAL YEAR    EXPENSES     DEDUCTIONS       OF PERIOD
----------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED OCTOBER 2, 1994:
  RESERVES DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY -
      ALLOWANCE FOR DOUBTFUL ACCOUNTS.......   $1,820          $367          $325 *          $1,862
                                               =====================================================

FISCAL YEAR ENDED OCTOBER 1, 1995:
  RESERVES DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY -
      ALLOWANCE FOR DOUBTFUL ACCOUNTS.......   $1,862          $152          $287 *          $1,727
                                               =====================================================


FISCAL YEAR ENDED SEPTEMBER 29, 1996:
  RESERVES DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY -
      ALLOWANCE FOR DOUBTFUL ACCOUNTS.......   $1,727          $428          $757 *          $1,398
                                               =====================================================


*REPRESENTS ACCOUNTS RECEIVABLE BALANCES WRITTEN OFF AS UNCOLLECTIBLE, LESS RECOVERIES.

<Caption

                               INDEX TO EXHIBITS

Exhibit No.
(per Item 601                                                                            Sequential
of Reg. S-K                  Description of Exhibit                                      Page No.
-------------                ----------------------                                      -----------
3.1      Restated Articles of Incorporation of the Registrant,                                *
         incorporated herein by reference to Exhibit 3.1 of the Registrant's
         Quarterly Report on Form 10-Q for the quarterly period ended March 29,
         1992 (Commission File No. 1-6905).

3.2      Amended and Restated Bylaws of the Registrant, incorporated                          *
         herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission
         File No. 1-6905).

4.1      Revolving Credit Agreements for an aggregate of $100,000,000, entered                *
         into as of February 15, 1995, by and between the Registrant and each of First
         Union National Bank of North Carolina, NationsBank, National Association (formerly
         NationsBank, National Association (Carolinas)) and Wachovia Bank of
         North Carolina, N.A., incorporated herein by reference to Exhibits
         4.1, 4.2 and 4.3 of the Registrant's Quarterly Report on Form 10-Q for
         the quarterly period ended April 2, 1995 (Commission File No. 1-6905).

4.2      $50,000,000 6.48% Series A Senior Notes due March 1, 2011 and                        *
         $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick
         Corporation and The Prudential Insurance Company of America,
         incorporated herein by reference to Exhibit 4.1 of the Registrant's
         Quarterly Report on Form 10-Q for the quarterly period ended March 31,
         1996 (Commission File No. 1-6905).  The Registrant has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant.  The Registrant agrees to furnish a copy of each such agreement to the Commission upon request.

10.1     Description of Incentive Compensation Plans.**

10.2     Supplemental Executive Retirement Plan of Ruddick Corporation, as                    *
         amended and restated, incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1990 (Commission File No. 1-6905).**

Exhibit No.
(per Item 601                                                                              Sequential
of Reg. S-K                  Description of Exhibit                                        Page No.
-------------                ----------------------                                        ----------
10.3       Resolutions adopted by the Board of Directors of the Registrant and                  *
           the Plan's Administrative Committee with respect to benefits payable under the Registrant's Supplemental Executive Retirement Plan to Alan T. Dickson
           and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
           September 29, 1991 (Commission File No. 1-6905).**

10.4       Deferred Compensation Plan for Key Employees of Ruddick Corporation                  *
           and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1990 (Commission File No.
           1-6905).**

10.5       1982 Incentive Stock Option Plan, incorporated herein by reference                   *
           to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the
           year ended October 2, 1994 (Commission File No. 1-6905).**

10.6       1988 Incentive Stock Option Plan, incorporated herein by reference                   *
           to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the
           year ended October 2, 1994 (Commission File No. 1-6905).**

10.7       Ruddick Corporation Incentive Stock Option Agreement between the
           Registrant and Thomas W. Dickson dated November 12, 1992.**

10.8       Ruddick Corporation Incentive Stock Option Agreement between the
           Registrant and Fred A. Jackson dated November 12, 1992.**

10.9       Ruddick Corporation Incentive Stock Option Agreement between the
           Registrant and John W. Copeland dated November 18, 1993.**

10.10      1993 Incentive Stock Option and Stock Appreciation Rights Plan,                      *
           incorporated herein by reference to Exhibit 10.7 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended October 3, 1993
           (Commission File No. 1-6905).**

10.11      Ruddick Corporation Incentive Stock Option Agreement between the
           Registrant and Thomas W. Dickson dated November 18, 1993.**

Exhibit No.
(per Item 601                                                                              Sequential
of Reg. S-K                  Description of Exhibit                                        Page No.
-------------                ----------------------                                        ----------
10.12   Ruddick Corporation Incentive Stock Option Agreement between the
        Registrant and Thomas W. Dickson dated November 15, 1995.**

10.13   Ruddick Corporation Incentive Stock Option Agreement between the
        Registrant and Fred A. Jackson dated November 18, 1993.**

10.14   Ruddick Corporation Incentive Stock Option Agreement between the
        Registrant and Fred A. Jackson dated November 15, 1995.**
10.15   Ruddick Corporation Incentive Stock Option Agreement between the
        Registrant and Edward S. Dunn, Jr. dated November 15, 1995.**

10.16   Ruddick Corporation Incentive Stock Option Agreement between the
        Registrant and R. N. Brigden dated November 15, 1995.**

10.17   Description of the Registrant's Long Term Key Management Incentive                      *
        Program, incorporated herein by reference to Exhibit 10.7 of the
        Registrant's Annual Report on Form 10-K for the fiscal year ended
        September 29, 1991 (Commission File No. 1-6905).**

10.18   Ruddick Corporation Irrevocable Trust for the Benefit of                                *
        Participants in the Long Term Key Management Incentive Program,
        incorporated herein by reference to Exhibit 10.9 of the Registrant's
        Annual Report on Form 10-K for the fiscal year ended September 30, 1990
        (Commission File No. 1-6905).**

10.19   Rights Agreement dated November 15, 1990 by and between the                             *
        Registrant and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
        dated November 21, 1990 (Commission File No. 1-6905).

10.20   Ruddick Corporation Senior Officers Insurance Program Plan Document                     *
        and Summary Plan Description, incorporated herein by reference to Exhibit
        10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

Exhibit No.
(per Item 601                                                                                   Sequential
of Reg. S-K                  Description of Exhibit                                             Page No.
-------------                ----------------------                                             ----------
10.21    Ruddick Corporation 1995 Comprehensive Stock Option Plan,                                   *
         incorporated herein by reference to Exhibit 10.1 of the Registrant's
         Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996
         (Commission File No. 1-6905).**

10.22    Ruddick Corporation Nonstatutory Stock Option Agreement Between the                         *
         Registrant and Thomas M. Belk, incorporated herein by reference to Exhibit
         10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.23    Ruddick Corporation Nonstatutory Stock Option Agreement Between the                         *
         Registrant and Edwin B. Borden, Jr., incorporated herein by reference to
         Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the
         quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.24    Ruddick Corporation Nonstatutory Stock Option Agreement Between the                         *
         Registrant and Beverly F. Dolan, incorporated herein by reference to
         Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the
         quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.25    Ruddick Corporation Nonstatutory Stock Option Agreement Between the                         *
         Registrant and Roddey Dowd, Sr., incorporated herein by reference to
         Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the
         quarterly period ended June 30, 1996 (Commission File No. 1-6905).**


10.26    Ruddick Corporation Nonstatutory Stock Option Agreement Between the                         *
         Registrant and James E.S. Hynes, incorporated herein by reference to
         Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the
         quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.27    Ruddick Corporation Nonstatutory Stock Option Agreement Between the                         *
         Registrant and Hugh L. McColl, Jr., incorporated herein by reference to
         Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the
         quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

Exhibit No.
(per Item 601                                                                                    Sequential
of Reg. S-K                  Description of Exhibit                                              Page No.
-------------                ----------------------                                              -----------
10.28    Ruddick Corporation Nonstatutory Stock Option Agreement Between the                         *
         Registrant and E. Craig Wall, Jr., incorporated herein by reference to
         Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the
         quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

   11    Statement Regarding the Computation of Per Share Earnings.

   13 Ruddick Corporation 1996 Annual Report to Shareholders (consolidated financial statements on pages 19 to 32 and sections headed "Management's
         Discussion and Analysis of Financial Condition and Results of Operations"
         (pages 14 to 18) and "Eleven-Year Financial and Operating Summary" (pages
         12 to 13) only).

   21    List of Subsidiaries of the Registrant.

   23    Consent of Independent Public Accountants.

   27    Financial Data Schedule.

----------------------
*   Incorporated by reference.
** Indicates management contract or compensatory plan required to be filed as an exhibit.