Form 10-Q
period 1996-12-29
RUDDICK CORP
filed 1997-02-11
CIK 85704

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended   DECEMBER 29, 1996

                                OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________

           Commission file number   1-6905



                       RUDDICK CORPORATION
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                          56-0905940
---------------------------------           -------------------
 (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

     2000 TWO FIRST UNION CENTER
      CHARLOTTE, NORTH CAROLINA                   28282
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)

                          (704) 372-5404
       ----------------------------------------------------
        Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes __X__           No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        OUTSTANDING SHARES
        CLASS                         AS OF FEBRUARY 7, 1997
----------------------                ----------------------
    Common Stock                        46,534,765 shares






                       RUDDICK CORPORATION

                              INDEX


                                                       PAGE NO.
                                                       --------
PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS -
          DECEMBER 29, 1996 AND SEPTEMBER 29, 1996          2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS ENDED
          DECEMBER 29, 1996 AND DECEMBER 31, 1995           3

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - THREE MONTHS ENDED
          DECEMBER 29, 1996 AND DECEMBER 31, 1995           4

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                        6-8


PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  9


SIGNATURES                                                  9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
           (in thousands)
                                      DECEMBER 29, SEPTEMBER 29,
           ASSETS                         1996        1996
                                      (UNAUDITED)  (UNAUDITED)
           ------                     -----------  ------------

CURRENT ASSETS:
  Cash and Temporary Cash Investments   $ 14,127    $ 21,033
  Accounts Receivable, Net                68,931      70,809
  Inventories                            195,724     183,649
  Other                                   26,528      22,569
  Net Assets of Discontinued Operations                  413
                                        --------    --------
    Total Current Assets                 305,310     298,473

PROPERTY, NET                            426,473     410,567

INVESTMENTS AND OTHER ASSETS              93,371      92,662
                                        --------    --------
        Total                           $825,154    $801,702
                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes Payable                         $  7,007    $  7,118
  Current Portion of Long-Term Debt        7,536       5,247
  Accounts Payable                       139,372     138,032
  Income Taxes Payable                     6,341       1,945
  Other Accrued Liabilities               59,464      80,997
                                        --------    --------
    Total Current Liabilities            219,720     233,339

LONG-TERM DEBT                           185,539     159,188

DEFERRED LIABILITIES                      64,105      62,319

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                  56,103      55,599
  Retained Earnings                      301,512     293,654
  Cumulative Translation Adjustments      (1,825)     (2,397)
                                        --------    --------
      Shareholders' Equity               355,790     346,856
                                        --------    --------
        Total                           $825,154    $801,702
                                        ========    ========


RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                          THREE MONTHS ENDED
                                       -------------------------
                                      DECEMBER 29,  DECEMBER 31,
                                          1996         1995
                                       (UNAUDITED)  (UNAUDITED)
                                      ------------  -----------
NET SALES
  American & Efird                     $  87,409     $ 67,114
  Harris Teeter                          486,704      462,555
                                       ---------     --------
    Total                                574,113      529,669
                                       ---------     --------
OPERATING PROFIT
  American & Efird                        10,087        4,952
  Harris Teeter                           12,954       12,071
                                       ---------     --------
    Total                                 23,041       17,023
                                       ---------     --------
OTHER COSTS AND DEDUCTIONS
  Interest expense, net                    3,194        3,097
  Other expense                            2,434        2,378
                                       ---------     --------
    Total                                  5,628        5,475
                                       ---------     --------
Income from continuing operations
  before income taxes                     17,413       11,548
Income taxes                               5,834        3,505
                                       ---------     --------
Income from continuing operations         11,579        8,043
Income from operations of discontinued
  operations before income taxes               -          123
Less applicable income taxes                   -          (47)
                                       ---------     --------
NET INCOME                              $ 11,579     $  8,119
                                       =========     ========

AVERAGE NUMBER OF SHARES OF COMMON
  STOCK AND COMMON STOCK EQUIVALENTS
  OUTSTANDING:
    Primary                            46,723,969    46,578,843
    Fully Diluted                      46,763,853    46,578,843

NET INCOME PER SHARE -
  PRIMARY AND FULLY DILUTED:                 $.25          $.17

DIVIDENDS DECLARED PER SHARE - Common        $.08          $.06


RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                       THREE MONTHS ENDED
                                    --------------------------
                                    DECEMBER 29,   DECEMBER 31,
                                       1996           1995
                                    (UNAUDITED)    (UNAUDITED)
                                    -----------    -----------
CASH FLOW FROM INCOME                $ 27,448        $ 19,839
  Decrease (Increase) in
    Current Assets                    (12,469)         (1,668)
  Increase (Decrease) in
    Current Liabilities               (17,296)        (30,797)
                                     --------        --------
NET CASH USED IN OPERATING ACTIVITIES  (2,317)        (12,626)
                                     --------        --------
CASH USED IN DISCONTINUED ACTIVITIES        -          (1,373)

INVESTING ACTIVITIES
  Purchase of Assets                  (31,257)        (26,593)
  Cash Proceeds from Sale of Assets        42             623
  Company Owned Life Insurance, Net     6,610             618
  Other, Net                           (4,867)         (2,616)
                                     --------        --------
NET CASH USED IN INVESTING ACTIVITIES (29,472)        (27,968)
                                     --------        --------

FINANCING ACTIVITIES
  Proceeds (Repayments) of
    Long-Term Borrowings               29,400          37,900
  Payment of Principal on
    Long-Term Debt                     (1,272)         (1,346)
  Dividends                            (3,722)         (2,783)
  Other, Net                              477             702
                                     --------        --------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                 24,883          34,473
                                     --------        --------

INCREASE (DECREASE) IN
  BALANCE SHEET CASH                   (6,906)         (7,494)
BALANCE SHEET CASH AT
  BEGINNING OF PERIOD                  21,033          18,959
                                     --------        --------

BALANCE SHEET CASH AT END OF PERIOD  $ 14,127        $ 11,465
                                     ========        ========

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION
    Cash Paid During the Year for:
      Interest                       $  3,101        $  1,546
      Income Taxes                   $    212        $    213


                       RUDDICK CORPORATION

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED REFLECTS
ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS)
NECESSARY TO PRESENT FAIRLY THE RESULTS FOR THE INTERIM PERIODS
PRESENTED.

ON JANUARY 23, 1996, THE ASSETS OF THE BUSINESS FORMS SEGMENT WERE SOLD UNDER A PLAN OF DISPOSITION ENTERED INTO DURING THE FIRST FISCAL QUARTER ENDED DECEMBER 31, 1995. THE REVENUES OF THE DISCONTINUED OPERATION WERE $14 MILLION FOR THE DECEMBER 31, 1995 QUARTER AND $17.3 MILLION FOR THE FISCAL YEAR TO THE DATE OF THE SALE. OPERATING PROFIT FOR THAT PERIOD WAS $123 THOUSAND. THE DISPOSITION WAS SUBSTANTIALLY COMPLETED DURING THE FISCAL YEAR ENDED SEPTEMBER 29, 1996, AND HAD NO SIGNIFICANT IMPACT ON CONSOLIDATED EARNINGS OR FINANCIAL CONDITION. THE BUSINESS FORMS SEGMENT IS REPORTED AS DISCONTINUED OPERATIONS.

IN OCTOBER, 1995, THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) ISSUED STATEMENT NO. 123 WHICH WILL REQUIRE THAT THE COMPANY MAKE CERTAIN ADDITIONAL DISCLOSURES RELATED TO THE GRANTS OF STOCK OPTIONS TO ITS EMPLOYEES, SUCH DISCLOSURE REQUIREMENTS BEING EFFECTIVE FOR THE FISCAL YEAR ENDING SEPTEMBER 28, 1997. AS PERMITTED BY STATEMENT NO. 123, THE COMPANY INTENDS TO CONTINUE TO APPLY FASB OPINION 25 IN ACCOUNTING FOR ITS STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS AND TO ADOPT THE NEW DISCLOSURE STANDARDS FOR PROFORMA NET INCOME AND EARNINGS PER SHARE IN ITS ANNUAL FINANCIAL REPORTING. THE EFFECTS ON REPORTED CONSOLIDATED EARNINGS OR THE FINANCIAL CONDITION OF THE COMPANY ARE NOT EXPECTED TO BE MATERIAL.

ITEM 2.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Results of Operations

     The following table shows net sales and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters ended December 29, 1996 and December 31, 1995:

     (In Thousands)                       QUARTER ENDED
                                     --------------------------
                                     DECEMBER 29,  DECEMBER 31,
                                        1996           1995
                                     ------------  ------------
     Net Sales
       American & Efird              $    87,409   $   67,114
       Harris Teeter                     486,704      462,555
                                     -----------   ----------
               Total                 $   574,113   $  529,669
                                     -----------   ----------


     Operating Profit
       American & Efird              $    10,087   $   4,952
       Harris Teeter                      12,954      12,071
                                     -----------   ----------
               Total                 $    23,041   $  17,023
                                     -----------   ----------

     Consolidated sales of $574 million in the first quarter of fiscal 1997 increased 8% over the $530 million reported in the comparable period last year. Total operating profit of $23 million increased 35% over the prior year quarter. Net income of $11.6 million was 43% higher than the $8.1 million reported last year.

     On the fully diluted and primary basis, net income per share was $.25, as compared to $.17 per share reported in the same quarter last year.

     American & Efird sales in the first quarter of fiscal 1997 of $87.4 million increased 30% over the comparable quarter last year. The sales increase was driven by improved market conditions for industrial sewing thread and sales to the acquired Threads USA customer base. Threads USA sales, which were not present in the prior year quarter, accounted for $15.3 million of the sales increase. Operating profit of $10.1 million was more than double that of the prior year quarter. The strong sales volume generated improved operating schedules in manufacturing plants which contributed significantly to the improvement in operating profit. Management expects market conditions to remain relatively good in the second fiscal quarter. Additionally, in the first fiscal quarter, international sales and operating profit improved over last year as increased demand for core thread products and better market conditions contributed to the improved international performance.

     As the result of a joint venture agreement executed with the Hengshui City Thread Mill, Hebei Province, China during the first fiscal quarter, A&E owns the controlling interest in a spun polyester spinning mill in that country effective January 2, 1997. This plant will service A&E's foreign subsidiaries. Domestically, management remains focused on the integration plan for Threads USA which includes the consolidation of product brands. This consolidation begins in the second quarter and is scheduled for completion by the end of this fiscal year. The spinning mill modernization at the former Threads USA is near completion.

     Harris Teeter sales in the first quarter of fiscal 1997 of $486.7 million increased 5% over the $462.6 million reported for the comparable period last year. Net sales for stores in operation during both periods increased 2.5%. Sales increases in the quarter were driven by very strong demand in the holiday periods of Thanksgiving and Christmas. Operating profit of $13 million was up 7.3% from the $12.1 million reported for the comparable period last year. The operating profit improvement was the result of increased sales and margin improvement while operating expenses, as a percentage of sales, remained unchanged. At December 29, 1996, 133 stores were in operation compared to 138 in operation December 31, 1995. Four new stores were opened during the first fiscal quarter and five older stores were closed.


Capital Resources and Liquidity

     Ruddick has an overall financial goal of earning at least a 15% return on beginning shareholders' equity. The Company has not met that objective in a number of years. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of December 29, 1996, this percentage was 35.2% compared to 32.2% at September 29, 1996.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended December 29, 1996 was $88 million, and $78 million was outstanding at quarter end compared to $49 million at September 29, 1996. The additional borrowings under Ruddick's revolving credit facilities were used for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. In addition, the Company has available a non-committed $50 million Private Shelf Facility with a major life insurance company. No borrowings under this facility had been undertaken as of December 29, 1996.

     Working capital of $85.6 million at December 29, 1996 increased $20.5 million from September 29, 1996, primarily the result of increases in inventories and reductions in cash balances and accrued liabilities. The current ratio was 1.4 at December 29, 1996 and 1.3 at September 29, 1996.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     In the first fiscal quarter, capital expenditures totaled $30 million. A&E spent $11 million of the $46 million it expects to spend in fiscal year 1997, and Harris Teeter spent $19 million of an expected $101 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.


Other Matters

     The foregoing discussion contains some forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

     Factors that might cause actual results to differ materially from these forward-looking statements include (1) unforeseeable changes in the market conditions faced by the Company, (2) management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements, and (3) changes in the Company's capital expenditures, new store openings and store closings.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          EXHIBIT NO.    DESCRIPTION OF EXHIBIT
          -----------    ----------------------
               10.1      Ruddick Corporation Nonstatutory Stock
                         Option Agreement Between the Registrant
                         and Thomas M. Belk

               10.2      Ruddick Corporation Nonstatutory Stock
                         Option Agreement Between the Registrant
                         and Edwin B. Borden, Jr.

               10.3      Ruddick Corporation Nonstatutory Stock
                         Option Agreement Between the Registrant
                         and Beverly F. Dolan

               10.4      Ruddick Corporation Nonstatutory Stock
                         Option Agreement Between the Registrant
                         and Roddey Dowd, Sr.

               10.5      Ruddick Corporation Nonstatutory Stock
                         Option Agreement Between the Registrant
                         and James E.S. Hynes

               10.6      Ruddick Corporation Nonstatutory Stock
                         Option Agreement Between the Registrant
                         and Hugh L. McColl, Jr.

               10.7      Ruddick Corporation Nonstatutory Stock
                         Option Agreement Between the Registrant
                         and E. Craig Wall, Jr.

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

                              RUDDICK CORPORATION

DATE:  February 11, 1997      /S/ R. N. BRIGDEN
                              ----------------------------------
                              R. N. BRIGDEN
                              VICE PRESIDENT - FINANCE
                              (PRINCIPAL FINANCIAL OFFICER)