Form 10-Q
period 1997-03-30
RUDDICK CORP
filed 1997-05-13
CIK 85704

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended   March 30, 1997

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

                                                Outstanding Shares
              Class                              As of May 4, 1997
           Common Stock                          46,551,533 shares





                           RUDDICK CORPORATION

                                  INDEX


                                                              PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS -
          MARCH 30, 1997 AND SEPTEMBER 29, 1996                   2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS AND SIX MONTHS
          ENDED MARCH 30, 1997 AND MARCH 31, 1996                  3

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - SIX MONTHS ENDED
          MARCH 30, 1997 AND MARCH 31, 1996                        4

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                               5

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                             6-9


PART II.  OTHER INFORMATION

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.                                       10

 ITEM 5.   OTHER MATTERS                                           11

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        11


SIGNATURES                                                         11


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
            (in thousands)

                                         March 30,        September 29,
              ASSETS                       1997                1996
              ------                   (Unaudited)         (Unaudited)
                                       -----------           ------------
CURRENT ASSETS:

  Cash and Temporary Cash
   Investments                             $13,466              $21,033
  Accounts Receivable, Net                  73,404               70,809
  Inventories                              193,875              183,649
  Other                                     32,424               22,569
  Net Assets of Discontinued
      Operations                                                    413
                                         ---------            ---------
  Total Current Assets                     313,169              298,473

PROPERTY, NET                              439,395              410,567

INVESTMENTS AND OTHER
   ASSETS                                  100,391               92,662
                                         -----------           ------------
        Total                             $852,955              $801,702
                                         ===========            ============


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Notes Payable                             $4,500                $7,118
  Current Portion of Long-Term
    Debt                                     7,576                 5,247
  Accounts Payable                         135,811               138,032
  Income Taxes Payable                       3,718                 1,945
  Other Accrued Liabilities                 65,830                80,997
                                          -----------          ------------
    Total Current Liabilities              217,435               233,339

LONG-TERM DEBT                             206,203               159,188

DEFERRED LIABILITIES                        66,436                62,319

SHAREHOLDERS' EQUITY:

  Capital Stock - Common                    56,287                55,599
  Retained Earnings                        308,980               293,654
  Cumulative Translation
     Adjustments                            (2,386)               (2,397)
                                          -----------         ------------
      Shareholders' Equity                 362,881                346,856
                                          -----------         ------------

        Total                             $852,955               $801,702
                                          ===========          ============



RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)


                                                THREE MONTHS ENDED
                                               ----------------------
                                        March 30, 1997   March 31, 1996
                                          (Unaudited)     (Unaudited)
                                          ---------        ---------

NET SALES
  American & Efird                          $90,642         $68,719
  Harris Teeter                             473,285         453,633
                                           ---------       ---------
    Total                                   563,927          522,352
                                           ---------        ---------

OPERATING PROFIT
  American & Efird                           11,911            7,434
  Harris Teeter                              10,025           11,208
                                            ---------        ---------
    Total                                    21,936           18,642
                                            ---------        ---------

OTHER COSTS AND DEDUCTIONS
  Interest expense, net                       3,480            2,989
  Other expense,net                           1,822            2,598
                                             ---------       ---------
    Total                                     5,302            5,587
                                             ---------       ---------

Income from continuing operations
   before income taxes                       16,634           13,055
Income taxes                                  5,441            3,554
                                             ---------       ---------
Income from continuing operations            11,193            9,501
Income from discontinued
  operations before income tax                  -                -
Less applicable income taxes                    -                -
                                              ---------       ---------
NET INCOME                                   $11,193           $9,501
                                              =========       ==========

AVERAGE NUMBER OF SHARES OF
COMMON STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING:
    Primary                                46,863,232            46,532,336
    Fully Diluted                          46,909,245            46,621,386

NET INCOME PER SHARE -
 PRIMARY AND FULLY DILUTED:                  $.24        $.21
 DIVIDENDS DECLARED PER SHARE - Common       $.08        $.06


                                             SIX MONTHS ENDED
                                           ----------------------
                                        March 30, 1997    March 31, 1996
                                          (Unaudited)      (Unaudited)
                                           ---------        ---------

NET SALES
  American & Efird                          178,051          135,833
  Harris Teeter                             959,989          916,188
                                            ---------       ---------
    Total                                 1,138,040        1,052,021
                                            ---------      ----------

OPERATING PROFIT
  American & Efird                           21,998           12,386
  Harris Teeter                              22,979           23,279
                                            ---------        ---------
    Total                                    44,977           35,665
                                            ---------        ---------
OTHER COSTS AND DEDUCTIONS
  Interest expense, net                       6,674             6,086
  Other expense, net                          4,256             4,976
                                             ---------        ---------
    Total                                    10,930            11,062
                                             ---------        ---------

Income from continuing operations
 before income taxes                         34,047            24,603
Income taxes                                 11,275             7,059
                                             ---------        ----------
Income from continuing operations            22,772            17,544
Income from discontinued
  operations before income taxes                -                 123
Less applicable income taxes                    -                 (47)
                                             ---------         ---------
Net Income                                   $22,772           $17,620
                                             =========         =========

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK AND COMMON STOCK
   EQUIVALENTS OUTSTANDING:
    Primary                                46,796,098        46,560,058
    Fully Diluted                          46,898,629        46,606,967

NET INCOME PER SHARE -
  PRIMARY AND FULLY DILUTED:                    $.49              $.38

DIVIDENDS DECLARED PER SHARE - Common           $.16              $.12



RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                                 SIX MONTHS ENDED
                                             ----------------------
                                           March 30,             March 31,
                                             1997                   1996
                                          (Unaudited)           (Unaudited)
                                           ---------             ---------

CASH FLOW FROM INCOME                        $55,748               $45,262
  Decrease (Increase) in Current Assets      (21,963)               (2,371)
  Increase (Decrease) in Current
     Liabilities                             (18,232)              (33,197)
                                           ----------             ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   15,553                 9,694
                                           ----------             ---------
CASH PROVIDED BY DISCONTINUED
 ACTIVITIES                                      413                11,338

INVESTING ACTIVITIES
  Purchase of Assets                         (64,213)              (52,378)
  Cash Proceeds from Sale of Assets              265                 1,826
  Company Owned Life Insurance, Net            3,538                (1,355)
  Other, Net                                  (5,735)                   80
                                             ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES        (66,145)              (51,827)
                                             ---------              ---------

FINANCING ACTIVITIES
  Proceeds (Repayments) of Long-Term
      Borrowings                              51,550                 26,600
  Payment of Principal on Long-Term Debt      (2,543)                (2,693)
  Dividends                                   (7,445)                (5,567)
  Other, Net                                   1,050                    749
                                              ---------              ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                   42,612                 19,089
                                              ---------              ---------

INCREASE (DECREASE) IN BALANCE
 SHEET CASH                                   (7,567)               (11,706)
BALANCE SHEET CASH AT BEGINNING
  OF PERIOD                                   21,033                 18,959
                                              ----------             ---------



BALANCE SHEET CASH AT END OF PERIOD           $13,466                $7,253
                                              =========              =========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash Paid During the Year for:
      Interest                                  $6,341                 $5,921
      Income Taxes                              $5,997                 $2,910




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


ITEM 2.                 Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

Results of Operations

     The following table shows net sales and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and six months ended March 30, 1997 and March 31, 1996:

 (In Thousands)             Quarter  Ended               Six Months Ended
                         ----------------------     -----------------------
                          March 30,    March 31,      March 30,    March 31,
                             1997        1996            1997        1996
                         ----------  ----------     -----------  -----------
 Net Sales
        American & Efird $  90,642   $   68,719     $   178,051  $   135,833
        Harris Teeter      473,285      453,633         959,989      916,188
                         ---------   ----------     -----------  -----------
          Total          $ 563,927   $  522,352     $ 1,138,040  $ 1,052,021
                         ---------   ----------     -----------  -----------

     Operating Profit
        American & Efird $  11,911   $    7,434     $    21,998  $    12,386
        Harris Teeter       10,025       11,208          22,979       23,279
                         ---------   ----------     -----------  -----------
          Total          $  21,936   $   18,642     $    44,977  $    35,665
                         ---------   ----------     -----------  -----------

For the Three Months Ended March 30, 1997 and March 31, 1996

     Consolidated sales of $564 million in the second quarter of fiscal 1997 increased 8% over the $522 million reported for the comparable period last year. Total operating profit of $21.9 million increased 18% over last year. Net income after taxes of $11.2 million was up 18% from the $9.5 million reported last year.

     Fully diluted and primary earnings per share were $.24 in the second quarter of fiscal 1997 and compare to $.21 for the comparable period last year.

     In the second quarter of fiscal 1997, American & Efird sales of $90.6 million increased 32% from the $68.7 million reported for the comparable period last year. The sales increase was driven by improved market conditions for industrial sewing thread and sales to the acquired Threads USA customer base, which were not in the prior year's sales. The sales growth resulted in more efficient operating schedules in manufacturing, which had an extremely positive impact on operating profit for the quarter. Operating profit of $11.9 million in the March quarter of 1997 increased 60% over the $7.4 million in the comparable period last year. Management expects market conditions in the U.S. to remain strong in the third fiscal quarter. A&E's management remains primarily focused on the integration plan of combining the operations of Threads USA with those of A&E. Additionally, in the second fiscal quarter, foreign sales and operating profit showed improvement. A&E established a joint venture in China during the second fiscal quarter and the 20,000 spindle plant is now operating on a full schedule with a major portion of production going to A&E international subsidiaries.


     Harris Teeter sales in the second quarter of fiscal 1997 of $473.3 million increased 4% over the $453.6 million reported for the comparable period last year. Net sales for stores in operation during both periods declined 0.9%. Comparative sales results reflect increased competition, including a number of competitive store openings in the Harris Teeter market areas. Additionally, milder weather this year reduced customer demand in comparison to the prior year quarter. Increased emphasis has been placed on merchandising programs and promotional activities to combat increased competition. Operating profit of $10.0 million was down 11% from the $11.2 million reported for the comparable period last year. The operating profit decline was primarily the result of opening expenses and added fixed costs associated with the acceleration in the opening of a number of larger, new stores. Secondly, the added expenses incurred in successfully launching the customer loyalty card to Harris Teeter's customer base reduced operating profit. While the above items adversely affected operating profit, Harris Teeter continued to maintain good control over variable operating expenses, particularly store labor. At March 30, 1997, 136 stores were in operation, the same number as of March 31, 1996. Five new stores were opened during the second fiscal quarter and two older stores were closed.


     For the Six Months Ended March 30, 1997 and March 31, 1996

     Consolidated sales in the six months ended March 30, 1997 of $1.14 billion increased 8% over the $1.05 billion reported for the first six months of fiscal 1996, with both A&E and Harris Teeter reporting increases.
Operating profit of $45.0 million was up 26% from the $35.7 million reported for the comparable period last year, with A&E reporting an increase and Harris Teeter reporting a slight decrease. Net income of $22.8 million was up 29% over the $17.6 million reported last year. Fully diluted and primary earnings per share for the first six months this year were $.49 versus $.38 a year ago.

     American & Efird sales of $178 million for the first six months this year increased 31% over the comparable period last year. A significant portion of the sales increase came from the acquisition of Threads USA, which had no sales in the comparable period last year. The balance of the increase resulted from the strong demand during the period for industrial thread, particularly from the apparel industry. The sales growth allowed efficient manufacturing operating schedules throughout the period which had an extremely positive impact on operating profit which was up 78% from the comparable period last year.

     Harris Teeter sales of $960 million in the six months ended March 30, 1997 increased 5% over the same period last year, primarily the result of increased selling area, strong holiday sales in the first fiscal quarter and more promotional programs. Operating profit showed a slight decline, primarily the result of opening expenses from nine new stores opened during this period and increased fixed costs associated with all newly opened stores.





 Capital Resources and Liquidity

     Ruddick has an overall financial goal of earning at least 15% return on beginning shareholders' equity. The Company has not met that objective in a number of years. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of March 30, 1997, this percentage was 37.1% compared to 32.2% at September 29, 1996.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended March 30, 1997 was $100 million, and $100 million was outstanding at quarter end compared to $49 million at September 29, 1996.
The additional borrowings under Ruddick's revolving credit facilities were used for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. The Company also has the ability to borrow up to $20 million in aggregate under short-term credit lines with its banks, and $5 million was outstanding at quarter end.

     On April 15, 1997, the Company executed unsecured $50 million 7.72% Series B Senior Notes, due April 15, 2017 with a major U.S. life insurance company. Proceeds from these notes were used to reduce the amount borrowed under the revolving and short-term lines of credit. Also on April 15, 1997, an uncommitted $50 million Private Shelf Facility was executed with the same insurance company. Neither the Company nor the insurance company is committed or required to fulfill on the terms of the Private Shelf Facility. Uncommitted Private Shelf Facilities now total $100 million. No borrowings under these Private Shelf Facilities have been undertaken.

     Working capital of $95.7 million at March 30, 1997 increased $30.6 million from September 29, 1996, primarily the result of increases in inventories and other current assets and reductions in cash balances and accrued liabilities. The current ratio was 1.4 at March 30, 1997 and 1.3 at September 29, 1996.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     In the first six months, capital expenditures totaled $64 million.
A&E has spent $17 million of the $42 million it expects to spend in fiscal year 1997, and Harris Teeter has spent $42 million of an expected $93 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.





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


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Ruddick Corporation was held on February 6, 1997 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual Meeting:


     1.   APPROVAL FOR FIXING THE NUMBER OF DIRECTORS AT ELEVEN

     The shareholders approved the setting of the number of Directors at eleven and the following information is provided with respect to the approval thereof:

                Shares Voted       Shares Voted       Shares       Broker
                     For              Against       Abstaining    Non-Votes
                ------------       ------------     ----------    ---------
                  39,486,286          585,301         572,873     286,045


     2.   ELECTION OF DIRECTORS

     The shareholders elected four directors for terms ending in 2000. In addition, the following directors currently are serving for terms to expire in 1998 or 1999, as indicated: John W. Copeland (1998), Alan T. Dickson
(1998), Beverly F. Dolan (1998), Roddey Dowd, Sr. (1998), Edwin B. Borden, Jr. (1999), R. Stuart Dickson (1999), and Hugh L. McColl (1999) . There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

                                              Shares
       Director Elected     Shares Voted    Withholding       Broker
      at Annual Meeting     for Election     Authority      Non-Votes
      -----------------     ------------    -----------     ---------
        John R. Belk         39,894,420       551,143          N/A
        Thomas W. Dickson    39,916,248       529,513          N/A
        James E.S. Hynes     39,931,747       513,816          N/A
        E. C. Wall, Jr.*     39,928,226       517,337          N/A

     *Mr. Wall died unexpectedly on March 5, 1997. Accordingly, currently there is a vacancy on the Board.



ITEM 5.  OTHER INFORMATION

      Effective February 6, 1997, John W. Copeland retired as President of Ruddick Corporation, and Thomas W. Dickson was elected by the Board of Directors as President.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

          Exhibit No.       Description of Exhibit
          ----------    -----------------------------
              11        Statement Re:  Computation of Per Share Earnings
              27        Financial Data Schedule


     (B)   REPORTS ON FORM 8-K - None


                              SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS
BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  RUDDICK CORPORATION

DATE:  May 12, 1997               /s/ R. N. Brigden
                                      R. N. BRIGDEN
                                      VICE PRESIDENT - FINANCE
                                      (PRINCIPAL FINANCIAL OFFICER)





