Form 10-Q
period 1997-06-29
RUDDICK CORP
filed 1997-08-13
CIK 85704

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended   June 29, 1997
                                             ---------------
                                OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to _______

            Commission file number          1-6905
                                           --------

                       RUDDICK CORPORATION
    (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                  56-0905940
       -----------------------------      -------------------
        (State or other jurisdiction       (I.R.S. Employer
       of incorporation or organization)   Identification No.)

      2000 Two First Union Center
       Charlotte, North Carolina                  28282
-----------------------------------------      ------------
(Address of principal executive offices)        (Zip Code)

                         (704) 372-5404
        --------------------------------------------------
        Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X          No
                         ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding Shares
              Class                  As of August 1, 1997
           ------------              --------------------
           Common Stock                46,575,301 shares





                       RUDDICK CORPORATION

                              INDEX


                                                  PAGE NO.
                                                  --------
PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS -
          JUNE 29, 1997 AND SEPTEMBER 29, 1996         2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS AND NINE MONTHS
          ENDED JUNE 29, 1997 AND JUNE 30, 1996        3

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - NINE MONTHS ENDED
          JUNE 29, 1997 AND JUNE 30, 1996              4

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                   5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                   6-9


PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K             10


SIGNATURES                                             10







PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
         (in thousands)

                                       June  29,   September 29,
               ASSETS                    1997          1996
               ------                (Unaudited)    (Unaudited)
                                     -----------   -------------
CURRENT ASSETS:
  Cash and Temporary Cash Investments $  14,336     $  21,033
  Accounts Receivable, Net               75,683        70,809
  Inventories                           197,698       183,649
  Other                                  30,082        22,569
  Net Assets of Discontinued Operations                   413
                                      ---------     ---------
    Total Current Assets                317,799       298,473

PROPERTY, NET                           455,711       410,567

INVESTMENTS AND OTHER ASSETS             91,638        92,662
                                      ---------     ---------

        Total                         $ 865,148     $ 801,702
                                      =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes Payable                       $   8,954     $   7,118
  Current Portion of Long-Term Debt       5,230         5,247
  Accounts Payable                      132,441       138,032
  Income Taxes Payable                    3,609         1,945
  Other Accrued Liabilities              70,716        80,997
                                      ---------     ---------
    Total Current Liabilities           220,950       233,339

LONG-TERM DEBT                          200,569       159,188

DEFERRED LIABILITIES                     66,928        62,319

MINORITY INTEREST                         4,407            -

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                 56,450        55,599
  Retained Earnings                     318,320       293,654
  Cumulative Translation Adjustments     (2,476)       (2,397)
                                      ---------      --------
    Shareholders' Equity                372,294       346,856
                                     ----------     ---------
        Total                        $  865,148     $ 801,702
                                     ==========     =========



RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)


                                        THREE MONTHS ENDED
                                   ---------------------------
                                     June 29,         June 30,
                                      1997             1996
                                   (Unaudited)      (Unaudited)
                                   -----------      -----------

NET SALES
  American & Efird                 $    95,311      $    78,477
  Harris Teeter                        484,436          454,074
                                   -----------      -----------
    Total                              579,747          532,551
                                   -----------      -----------
OPERATING PROFIT
  American & Efird                      14,066           11,234
  Harris Teeter                         11,382           14,074
                                   -----------      -----------
    Total                               25,448           25,308
                                   -----------      -----------
OTHER COSTS AND DEDUCTIONS
  Interest expense, net                  3,928            2,961
  Other expense, net                     1,830            2,882
  Minority interest                        329               -
                                   -----------      -----------
    Total                                6,087            5,843
                                   -----------      -----------
Income from continuing operations
   before income taxes                  19,361           19,465
Income taxes                             6,297            5,852
                                   -----------      -----------
Income from continuing operations       13,064           13,613
Income from discontinued
  operations before income taxes            -                -
Less applicable income taxes                -                -
                                   -----------      -----------
Net Income                         $    13,064      $    13,613
                                   ===========      ===========
AVERAGE NUMBER OF SHARES
  OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING:
  Primary                           46,870,418       46,702,716
  Fully Diluted                     46,870,418       46,702,924

NET INCOME PER SHARE -
 PRIMARY AND FULLY DILUTED                $.28             $.29

DIVIDENDS DECLARED PER SHARE -
  Common                                  $.08             $.07










RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)


                                        NINE MONTHS ENDED
                                   ----------------------------
                                    June 29,          June 30,
                                      1997             1996
                                  (Unaudited)       (Unaudited)
                                  -----------       -----------

NET SALES
  American & Efird                $   273,362      $   214,310
  Harris Teeter                     1,444,425        1,370,262
                                  -----------      -----------
    Total                           1,717,787        1,584,572
                                  -----------      -----------
OPERATING PROFIT
  American & Efird                     36,064           23,620
  Harris Teeter                        34,361           37,353
                                  -----------      -----------
    Total                              70,425           60,973
                                  -----------      -----------
OTHER COSTS AND DEDUCTIONS
  Interest expense, net                10,602            9,047
  Other expense, net                    6,086            7,858
  Minority interest                       329               -
                                  -----------      -----------
    Total                              17,017           16,905
                                  -----------      -----------
Income from continuing operations
   before income taxes                 53,408           44,068
Income taxes                           17,572           12,911
                                  -----------      -----------
Income from continuing operations      35,836           31,157
Income from discontinued
  operations before income taxes           -               123
Less applicable income taxes               -               (47)
                                  -----------      -----------
Net Income                        $    35,836      $    31,233
                                  ===========      ===========
AVERAGE NUMBER OF SHARES
  OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING:
  Primary                          46,822,228       46,608,999
  Fully Diluted                    46,832,308       46,636,515

NET INCOME PER SHARE -
 PRIMARY AND FULLY DILUTED               $.77             $.67

DIVIDENDS DECLARED PER SHARE -
  Common                                 $.24             $.19






RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                             NINE MONTHS ENDED
                                          ----------------------
                                            June 29,    June 30,
                                             1997        1996
                                          (Unaudited) (Unaudited)
                                          ----------- -----------
CASH FLOW FROM INCOME                       $ 88,605   $ 71,232
  Decrease (Increase) in Current Assets      (25,522)   (15,078)
  Increase (Decrease) in Current Liabilities (12,372)   (19,110)
                                            --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES     50,711     37,044
                                            --------   --------
CASH PROVIDED BY DISCONTINUED ACTIVITIES         413     12,837

INVESTING ACTIVITIES
  Purchase of Assets                         (96,717)  (100,486)
  Cash Proceeds from Sale of Assets            9,489      3,572
  Company Owned Life Insurance, Net              831     (4,158)
  Other, Net                                  (2,356)       838
                                            --------   --------
NET CASH USED IN INVESTING ACTIVITIES        (88,753)  (100,234)
                                            --------   --------
FINANCING ACTIVITIES
  Proceeds (Repayments) of Long-Term
    Borrowings                                56,150     56,300
  Payment of Principal on Long-Term Debt     (14,705)    (6,705)
  Dividends                                  (11,170)    (8,817)
  Other, Net                                     657      1,101
                                            --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES     30,932     41,879
                                            --------   --------

INCREASE (DECREASE) IN BALANCE SHEET CASH     (6,697)    (8,474)
BALANCE SHEET CASH AT BEGINNING OF PERIOD     21,033     18,959
                                            --------   --------
BALANCE SHEET CASH AT END OF PERIOD         $ 14,336   $ 10,485
                                            ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Year for:
    Interest                                $  9,860   $  8,701
    Income Taxes                            $  9,751   $  5,924





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





ITEM 2.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

     The following table shows net sales and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and nine months ended June 29, 1997 and June 30, 1996:

(In Thousands)           Quarter Ended        Nine Months Ended
                     --------------------   ---------------------
                     June 29,    June 30,    June 29,    June 30,
                       1997       1996        1997         1996
                     --------    --------   ---------    --------
Net Sales
  American & Efird   $ 95,311    $ 78,477   $  273,362 $  214,310
  Harris Teeter       484,436     454,074    1,444,425  1,370,262
                     --------    --------   ---------- ----------
    Total            $579,747    $532,551   $1,717,787 $1,584,572
                     --------    --------   ---------- ----------
Operating Profit
  American & Efird   $ 14,066    $ 11,234   $   36,064 $   23,620
  Harris Teeter        11,382      14,074       34,361     37,353
                     --------    --------   ---------- ----------
    Total            $ 25,448    $ 25,308   $   70,425 $   60,973
                     --------    --------   ---------- ----------


    For the Three Months Ended June 29, 1997 and June 30, 1996
    ----------------------------------------------------------

     Consolidated sales of $580 million in the third quarter of fiscal 1997 increased 9% over the $533 million reported for the comparable period last year. Total operating profit of $25.4 million was about equal to last year. Net income after taxes of $13.1 million declined 4% from the $13.6 million reported last year.

     Fully diluted and primary earnings per share were $.28 in the third fiscal quarter of fiscal 1997 and compare to $.29 for the comparable period last year.

     In the third quarter of fiscal 1997, American & Efird sales of $95.3 million increased 21% over the comparable period last year. The prior year quarter included approximately one month of sales to the Threads USA customer base acquired in the June, 1996 quarter. The sales increase was also driven by good market conditions for industrial sewing thread in major domestic and foreign markets of the Company. Although a relatively small portion of A&E's total sales, export sales continued to grow as A&E gained international market share. Strong sales allowed manufacturing plants to operate on full, efficient schedules which generated most of the increase in operating profit for the quarter. Operating profit of $14.1 million improved 25% over the comparable period last year. The renovation and upgrading of a spinning plant which was acquired in the Threads USA acquisition in fiscal 1996 was completed during the third quarter of fiscal 1997, and the plant was on a full operating schedule by the end of the quarter. Integration of the Threads USA acquisition into A&E's operations continues, as well as initiatives to improve customer service, streamline manufacturing processes and reduce operating expenses.



     Harris Teeter sales in the third quarter of fiscal 1997 of $484.4 million increased 7% over the $454.1 million reported for the comparable period last year. Net sales for stores in operation during both periods declined 0.3%. Comparative sales results reflect increased competition, including a number of competitive store openings in the Harris Teeter market areas.
The overall sales growth of Harris Teeter came from increased selling capacity from its new stores. Operating profit of $11.4 million decreased 19% from the $14.1 million reported for the comparable period last year. The decrease in operating profit was primarily the result of an increase in opening expenses and fixed costs of larger new stores recently opened and of vigorous promotional activities. The increase in promotional activities was designed to address the increased competition in Harris Teeter's markets and to promote the customer loyalty card introduced earlier in the year. Although the last few weeks of the third fiscal quarter displayed some slight improvement in comparable sales of stores in operation during both periods, sales growth prospects continue to be tempered as a result of competition, and increased promotional activities are expected to continue in the foreseeable future. Four new larger stores were opened in the third fiscal quarter of 1997, two of which were replacements, leaving 138 in operation at June 29, 1997 compared to 133 stores at June 30, 1996.

    For the Nine Months Ended June 29, 1997 and June 30, 1996
    ---------------------------------------------------------

     Consolidated sales for the nine months ended June 29, 1997 of $1.72 billion increased 8% over the $1.58 billion reported for the first nine months of fiscal 1996, with both American & Efird and Harris Teeter reporting increases. Operating profit of $70.4 million increased 16% over the $61.0 million reported for the comparable period last year, with American & Efird reporting an increase and Harris Teeter reporting a decrease. Net income of $35.8 million was up 15% from $31.2 million reported last year. Fully diluted and primary earnings per share for the first nine months this year were $.77 versus $.67 a year ago.

     American & Efird sales of $273 million for the first nine months of fiscal 1997 increased 28% over the comparable period last year. The sales increase was primarily in industrial thread in the U.S. domestic markets, in which a significant portion of the increase came from the acquisition of Threads USA consummated in the prior year third fiscal quarter. During the first six months of fiscal 1997, there were no comparable acquisition sales in the same period last year. Further sales growth was driven by good market conditions in most major industries served by A&E, while during the prior year period relative weakness in thread sales was related to weak apparel sales at retail. Export sales, albeit a small portion of total sales, continued to grow as A&E gained international market share. The sales growth provided for very efficient manufacturing operating schedules throughout the period which primarily accounted for the 53% increase in operating profit for the first nine months of fiscal 1997, when compared to the comparable prior year period in which weak apparel sales at retail translated into reduced schedules at A&E's manufacturing operations.

     Harris Teeter sales of $1.4 billion for the nine months ended June 29, 1997 increased 5% over the same period last year, primarily the result of increased selling area in new and remodeled stores, favorable customer acceptance of new stores, strong holiday sales in the first fiscal quarter, and increased promotional programs. Net sales for stores in operation during the same period in the prior year displayed only slight growth for the nine months and sales growth prospects continued to be tempered as a result of competition. Operating profit declined 8% from the comparable prior year period as a result of increased opening expenses and fixed costs associated with larger new stores opened and of increased promotional activities implemented to address competition and enhance customer loyalty.

Capital Resources and Liquidity

     Ruddick has an overall financial goal of earning 15% return on beginning shareholders' equity. The Company has not met that objective in a number of years. At the same time, Ruddick seeks to limit long-term debt so as to constitute no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of June 29, 1997, this percentage was 35.6% compared to 32.2% at September 29, 1996.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended June 29, 1997 was $100 million, and $56 million was outstanding at quarter end compared to $49 million at September 29, 1996. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt.

     On April 15, 1997, the Company executed unsecured 7.72% Senior Notes in the amount of $50 million, due April 15, 2017, and an additional uncommitted $50 million Private Shelf Facility with a major U.S. life insurance company. Subsequently, on July 15, 1997, the Company executed unsecured 7.55% Senior Notes in the amount of $50 million, due July 15, 2017, under the Private Shelf Facility. Under a separate Private Shelf Facility dated March 1, 1996, the Company has uncommitted capacity to borrow an additional $50 million. Proceeds from the executed unsecured senior notes were used to reduce long term borrowings under revolving credit facilities and the balance of existing 8.57% term notes, respectively, which borrowings and term debt had been primarily undertaken for capital expenditures. Capital asset purchases for the nine months ended June 29, 1997, totaled $97 million compared to $100 million for the comparable prior year period. American & Efird has spent $26 million of the $34 million it expects to spend in fiscal year 1997, and Harris Teeter has spent $64 million of an expected $93 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

     Working capital of $96.8 million at June 29, 1997 increased
$31.7 million from September 29, 1996. The net change in working capital was primarily the result of the increases in inventories and accounts receivable driven by higher sales levels and reductions in cash balances, accounts payable and accrued liabilities. The current ratio was 1.4 at June 29, 1997 and 1.3 at September 29, 1996.

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






PART II.  OTHER INFORMATION
-------   -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

          (A)   EXHIBITS

                Exhibit No.    Description of Exhibit
                -----------    ----------------------
                    4.1        Note Purchase and Private
                               Shelf Agreement dated April
                               15, 1997 between Ruddick
                               Corporation and The Prudential
                               Insurance Company of America
                               with respect to $50,000,000
                               7.72% Senior Series B Notes
                               due April 15, 2017 and
                               $50,000,000 Private Shelf
                               Facility

                   10.1        Ruddick Corporation Nonstatutory
                               Stock Option Agreement
                               Between the Registrant
                               and John R. Belk

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

                              RUDDICK CORPORATION

DATE:   August 13, 1997       /s/ R. N. Brigden
                              ---------------------------------
                              R. N. BRIGDEN
                              VICE PRESIDENT - FINANCE
                              (PRINCIPAL FINANCIAL OFFICER)







