Form 10-K
period 1997-09-28
RUDDICK CORP
filed 1997-12-18
CIK 85704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended: September 28, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from __________ to __________

                         Commission File Number: 1-6905
                                                 ------

                               RUDDICK CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NORTH CAROLINA                                       56-0905940
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

          2000 TWO FIRST UNION CENTER, CHARLOTTE, NORTH CAROLINA 28282
--------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704) 372-5404
                                                           --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS:             NAME OF EXCHANGE ON WHICH REGISTERED:
--------------------------------------------------------------------------------
COMMON STOCK                               NEW YORK STOCK EXCHANGE, INC.
RIGHTS TO PURCHASE SERIES A JUNIOR
PARTICIPATING ADDITIONAL PREFERRED STOCK   NEW YORK STOCK EXCHANGE, INC.

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 5, 1997, was $550,123,789.

As of December 5, 1997, the Registrant had outstanding 46,676,296 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Certain portions of the Annual Report to Shareholders for the fiscal year ended September 28, 1997 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K and included as
Exhibit 13 hereto, the Annual Report to Shareholders for the fiscal year ended September 28, 1997, is not deemed to be filed or incorporated by reference as part of this report).

Part III: Definitive Proxy Statement dated December 18, 1997, as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 1998 Annual Meeting of Shareholders. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                               RUDDICK CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Form 10-K for the Fiscal Year ended September 28, 1997

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.         Business ..................................................  1
Item 2.         Properties ................................................  3
Item 3.         Legal Proceedings .........................................  5
Item 4.         Submission of Matters to a Vote of Security Holders .......  5
Item 4A.        Executive Officers of the Registrant ......................  5

                                     PART II

Item 5.         Market for Registrant's Common Equity and Related
                Shareholder Matters .......................................  6
Item 6.         Selected Financial Data ...................................  6
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................  6
Item 7A.        Quantitative and Qualitative Discussion about
                Market Risk ...............................................  6
Item 8.         Financial Statements and Supplementary Data ...............  6
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure .......................  7

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant ........  7
Item 11.        Executive Compensation ....................................  7
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management ................................................  7
Item 13.        Certain Relationships and Related Transactions ............  7

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports
                on Form 8-K ...............................................  8

                                     PART I

ITEM 1.  BUSINESS

                  Ruddick Corporation (the "Registrant") is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. ("Harris Teeter") operates a regional chain of supermarkets in five southeastern states and American & Efird, Inc. ("A&E") manufactures and distributes primarily industrial thread, but also manufactures and distributes consumer sewing thread.

                  At September 28, 1997, the Registrant and its subsidiaries had total consolidated assets of $885,243,000 and had approximately 19,700 employees. The principal executive offices of the Registrant are located at 2000 Two First Union Center, Charlotte, North Carolina 28282.

                  Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company. In 1969, the Registrant acquired Harris Teeter. Also in 1969, the Registrant acquired the predecessor of Jordan Graphics, Inc. ("Jordan Graphics"), the assets of which were sold to The Reynolds and Reynolds Company in January, 1996. In addition, as of the beginning of fiscal year 1996, Ruddick Investment Company redefined its business and emphasis is now on the development of selected sites for Harris Teeter stores. Venture capital investment holdings will continue to be managed but future equity investment will be limited. Due to continued growth of the Harris Teeter and A&E businesses, Ruddick Investment's relative size to the consolidated Company has declined and it is no longer considered an operating company. For certain other information regarding the Company's venture capital and real estate holdings, see the Note entitled "Investments" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the Registrant's 1997 Annual Report to Shareholders (the "1997 Annual Report"), which information is incorporated herein by reference.

                  The two businesses in which the Registrant engages through its operating subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled "Industry Segment Information" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the 1997 Annual Report.

                  The only foreign operations conducted by the Registrant are through A&E. Neither of the two businesses engaged in by the Registrant would be characterized as seasonal.

                  The Registrant employs twenty-two people, including four executives who formulate and implement overall corporate objectives and policies. The Registrant's employees perform functions in a number of areas including finance, accounting, audit, insurance, reporting, employee benefits and public and shareholder relations. The Registrant assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Registrant.

                                  HARRIS TEETER

                  Harris Teeter operates supermarkets in North Carolina (93), South Carolina (22), Virginia (14), Georgia (7), and Tennessee (2) for sales of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, floral and other products normally offered for sale in supermarkets. Harris Teeter has a program in place whereby each retail store will undergo a remodel every eight years. Harris Teeter remodeled twelve stores during fiscal 1997 and expects to remodel twenty-three stores in fiscal 1998. In addition, thirteen new stores were opened and nine older, less profitable, stores were sold or closed in fiscal 1997. As of fiscal year end, Harris Teeter had 138 stores in operation. Its principal offices and cold storage perishable distribution facilities are located near Charlotte, North Carolina, and its dry grocery and frozen storage distribution facilities are located in Greensboro, North Carolina. Both distribution facilities are currently undergoing major expansion and are expected to function as full-service facilities in early 1998. Harris Teeter produces some dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter's sales constituted 84% of the Registrant's consolidated sales in fiscal 1997 (86% in 1996 and 85% in 1995).

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

                  At fiscal year end, Harris Teeter employed approximately 8,600 persons full-time and 7,500 part-time. Warehouse employees and drivers at Harris Teeter's warehouse near Charlotte, North Carolina are represented by a union, but Harris Teeter is not party to a collective bargaining agreement covering such employees. Harris Teeter considers its employee relations to be good.


                                      A & E

                  A&E is a leading manufacturer and distributor of sewing thread, produced from natural and synthetic fibers, for worldwide industrial and consumer markets. Manufacturers of apparel and other products rely on A&E industrial sewing thread to manufacture their products. The apparel market is made up of many categories servicing both genders and diverse age groups, including jeanswear, underwear, menswear, womenswear, outerwear, intimate apparel, workwear and childrenswear. A&E also manufactures thread for a wide variety of nonapparel products, including home furnishings, automotive, footwear, upholstered furniture, sporting goods, caps and hats, gloves, leather products, medical products and tea bag strings. The company's sales are primarily industrial sewing thread products, which are sold to manufacturers through A&E's employed sales representatives, commissioned agents and distributors. In addition, A&E produces the SIGNATURE line of consumer sewing thread, which is sold through independent retail outlets. A&E also distributes sewing supplies manufactured by other companies. A&E's sales constituted 16% of the Registrant's consolidated sales in fiscal 1997 (14% in 1996 and 15% in 1995).

                  Headquartered in Mt. Holly, North Carolina, the company operates 13 modern manufacturing facilities in North Carolina. These facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to the six dyeing and finishing and seven spinning plants in North Carolina, A&E operates 19 distribution centers in the U.S. and one in Puerto Rico.

                  A&E also has wholly-owned operations in Belgium, Canada, Costa Rica, England, Guatemala, Hong Kong, Ireland, Korea, Mexico and Malaysia, a majority-owned joint venture in China and minority interests in joint ventures in the Dominican Republic and Honduras. These facilities include eight dyeing and finishing operations, one spinning operation and 12 additional distribution centers. The value of total assets in consolidated operations at the end of fiscal 1997 was approximately $75 million. Management expects to continue to expand foreign production and distribution operations, primarily through additional joint ventures.

                  The domestic order backlog, believed to be firm, as of the end of the 1997 fiscal year was approximately $13,941,000 versus $14,390,000 at the end of the preceding fiscal year. The majority of the order backlog is expected to be filled within three weeks of fiscal year end. The international order backlog is not material. A&E has approximately 8,600 domestic and 4,700 international customer accounts which are active. In fiscal 1997, no single customer accounted for more than 7% of total net sales and the ten largest accounted for approximately 20% of total net sales.

                  A&E purchases cotton from domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers and are currently available in an adequate supply.

                  There are no material patents, licenses, franchises, or concessions held by A&E. Research and Development expenditures were approximately $328,000 and $304,000 in fiscal 1997 and fiscal 1996, respectively, none of which were sponsored by customers. Three employees are engaged in this activity on a full-time basis.

                  The industrial sewing thread industry is highly competitive. A&E is believed to be the largest producer in the domestic industrial thread market. Principal competitors include Coats American, Inc., Barbour Threads, Inc. and imported products sold primarily through distributors. Principal competitive factors include quality, service and price.

                  A&E employed approximately 3,600 persons worldwide as of the end of fiscal 1997. A&E considers its employee relations to be good.

ITEM 2. PROPERTIES

                  The executive offices of the Registrant are located in approximately 8,100 square feet of leased space in a downtown office tower at 2000 Two First Union Center, Charlotte, North Carolina 28282.

                  Harris Teeter owns its principal offices, which consist of 116,000 square feet of space located on a 10 acre tract of land near Charlotte, North Carolina. Harris Teeter also owns a 104 acre tract east of Charlotte where its cold storage distribution facility is located. This facility contains approximately 176,000 square feet, most of which is equipped to store refrigerated or perishable goods. Harris Teeter also owns a 49 acre tract in Greensboro, North Carolina, where its dry grocery and frozen goods warehouses are located. The dry grocery warehouse contains approximately 547,000 square feet and the frozen goods warehouse contains approximately 130,000 square feet. Harris Teeter owns an 18,050 square foot milk processing plant located on 8.3 acres of land in Charlotte, North Carolina and an 81,900 square foot milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina. Harris Teeter operates its retail stores primarily from leased properties. The base annual rentals on leased store and warehouse properties as of September 28, 1997 aggregated approximately $46,388,000 net of sublease rentals of approximately $896,000. In addition to the base rentals, the majority of the lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended September 28, 1997, the additional rental amounted to approximately $941,000. Harris Teeter's supermarkets range in size from approximately 15,000 square feet to 66,000 square feet, with an average size of approximately 38,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

HARRIS TEETER STORE DATA

                                              1995            1996            1997
                                          ----------      ----------      ----------
Stores Open at End of Period                     139             134             138
Average Weekly Net Sales Per Store*       $  234,656      $  259,160      $  272,924
Average Square Footage Per Store              33,678          36,273          38,076
Average Square Footage Per New Store          47,348          57,610          50,191
         Opened During Period
Total Square Footage at End                4,681,204       4,860,546       5,254,457
         of Period

* Computed on the basis of aggregate sales of stores open for a full year.



                  A&E's principal offices and thirteen domestic manufacturing plants are all owned by A&E and are all located in North Carolina. Manufacturing plants and related warehouse facilities have an aggregate of 2,225,093 square feet of floor space and an insured value of $526,872,000. A&E has the capacity to produce annually approximately 42,750,000 pounds of industrial sewing thread and has a dyeing capacity of approximately 46,900,000 pounds per year. Capacities are based on 168 hours of operations per week.

                  A&E owns one distribution center and leases another eighteen scattered throughout its domestic markets at an approximate annual rent of $1,559,000.

                  Through subsidiaries, A&E also owns five international manufacturing and/or distribution facilities with an aggregate of 312,972 square feet of floor space and an insured value of $21,312,326. A&E leases another 15 international facilities with an aggregate of 263,253 square feet of floor space and an approximate annual rent of $1,061,000. The subsidiaries which are engaged in manufacturing have a sewing thread dyeing capacity of approximately 12,400,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its subsidiaries, A&E also has minority interests in two joint ventures.

ITEM 3. LEGAL PROCEEDINGS

                  The Registrant has entered into an Administrative Order on Consent with Region IV of the United States Environmental Protection Agency, together with 14 other parties who have been designated potentially responsible parties, to perform a remedial investigation/feasibility study at the Leonard Chemical Company Superfund site in Rock Hill, South Carolina. The Registrant's potential liability is based on the alleged disposal of waste material at this Superfund site by Pargo, Inc. Pargo, Inc. was a wholly owned subsidiary of the Registrant from 1969 to 1972. The Registrant has agreed to participate in the remedial investigation/feasibility study on the condition that its share of the costs does not exceed 1.8% of the total plus an additional payment of $4,680 for costs previously incurred by other parties. The Registrant estimates that, based on current information, the total cost of the remedial investigation/feasibility study should be approximately $1,500,000. Under the interim allocation of costs agreed to by the parties to the Administrative Order on Consent, the Registrant's share is 1.155% of the total cost. The Registrant does not believe that this proceeding will have a material effect on its business or financial condition.

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

                  R. Stuart Dickson, age 68, has been Chairman of the Executive Committee since February 1994. Prior to that time he had been Chairman of the Board of the Registrant since its formation in October 1968.

                  Alan T. Dickson, age 66, has been Chairman of the Board since February 1994. Prior to that time he had been President of the Registrant since its formation in October 1968.

                  Thomas W. Dickson, age 42, has been President of the Registrant since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Registrant. He also served as A&E's President from February 1994 to August 1996 and Executive Vice President from 1991 to 1994.

                  Richard N. Brigden, age 58, has been Vice President-Finance of the Registrant since December 1983.

                  Fred J. Morganthall, II, age 46, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from

                  October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

                  Fred A. Jackson, age 47, has been President of A&E since August 1996. Prior to that time, for more than five years, he served as its Senior Vice President-Industrial Thread Sales.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                  The information required for this item is incorporated herein by reference to the following sections of the Registrant's 1997 Annual Report: information regarding the principal market for Common Stock, number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in the 1997 and 1996 fiscal years is incorporated by reference to the Note headed "Quarterly Information (Unaudited)" to the Notes to Consolidated Financial Statements; and information regarding restrictions on the ability of the Registrant to pay cash dividends is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity" and the Note headed "Long-Term Debt" to the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                  The information required for this item, for each of the last five fiscal years, is incorporated herein by reference to the section headed "Eleven-Year Financial and Operating Summary" in the Registrant's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The information required for this item is incorporated herein by reference to the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

                  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Consolidated Financial Statements of the Registrant, including the Report of Independent Public Accountants thereon, are incorporated herein by reference from the Registrant's 1997 Annual Report.

                  The required supplementary financial information is incorporated herein by reference from the Note headed "Quarterly Information (Unaudited)" of the Notes to Consolidated Financial Statements in the Registrant's 1997 Annual Report.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by this item with respect to executive officers is set forth above in Part I, Item 4A. The other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement dated December 18, 1997, filed with the Securities and Exchange Commission with respect to the Registrant's 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

                  The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors -Directors' Fees and Attendance" and "Executive Compensation" in the Registrant's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Election of Directors-Beneficial Ownership of Company Stock" in the Registrant's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Registrant's 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (1) Financial Statements: The following report and financial statements are incorporated herein by reference to the Registrant's 1997 Annual Report:

                  Consolidated Balance Sheets, September 28, 1997 and September 29, 1996

                  Statements of Consolidated Income and Retained Earnings for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995

                  Statements of Consolidated Cash Flows for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995

                  Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants

         (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

                  Report of Independent Public Accountants for
                  each of the fiscal years in the three year
                  period ended September 28, 1997                     Page S-1

                  Schedule II - Valuation and Qualifying
                  Accounts and Reserves                               Page S-2

                  All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

         (3) Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

                                                                                         Sequentially
   Exhibit                                                                                 Numbered
   Number           Description of Exhibit                                                   Page
   ------           ----------------------                                                   ----
    3.1      Restated Articles of Incorporation of the Registrant, incorporated                *
             herein by reference to Exhibit 3.1 of the Registrant's Quarterly
             Report on Form 10-Q for the quarterly period ended March 29,
             1992 (Commission File No. 1-6905).

    3.2      Amended and Restated Bylaws of the Registrant, incorporated                       *
             herein by reference to Exhibit 3.2 of the Registrant's Annual
             Report on Form 10-K for the fiscal year ended September
             27, 1992 (Commission File No. 1-6905).

    4.1      Revolving Credit Agreements for an aggregate of $100,000,000,                     *
             entered into as of February 15, 1995, by and between the Registrant and each of First Union National Bank of North Carolina,
             NationsBank, National Association (formerly NationsBank,
             National Association (Carolinas)) and Wachovia Bank of North
             Carolina, N.A., incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3 of the Registrant's Quarterly Report on Form 10-Q for the
             quarterly period ended April 2, 1995 (Commission File No. 1-6905).

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

    4.3      $50,000,000 7.55% Senior Series B Notes due July 15, 2017                         +
             (filed herewith) and $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf
             Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the Registrant's Quarterly
             Report on Form 10-Q for the quarterly period ended June 29, 1997
             (Commission File No. 1-6905).

             The Registrant has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Commission upon request.

   10.1      Description of Incentive Compensation Plans, incorporated                         *
             herein by reference to Exhibit 10.1 of the Registrant's Annual
             Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

                                                                                         Sequentially
   Exhibit                                                                                 Numbered
   Number           Description of Exhibit                                                   Page
   ------           ----------------------                                                   ----
   10.2      Supplemental Executive Retirement Plan of Ruddick                                 *
             Corporation, as amended and restated, incorporated herein
             by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990
             (Commission File No. 1-6905).**

   10.3      Resolutions adopted by the Board of Directors of the Registrant                   *
             and the Plan's Administrative Committee with respect to benefits payable under the Registrant's Supplemental Executive Retirement
             Plan to Alan T. Dickson and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on
             Form 10-K for the fiscal year ended September 29, 1991
             (Commission File No. 1-6905).**

   10.4      Deferred Compensation Plan for Key Employees of Ruddick                           *
             Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual
             Report on Form 10-K for the fiscal year ended September 30, 1990
             (Commission File No. 1-6905).**

   10.5      1982 Incentive Stock Option Plan, as amended and restated,                        *
             incorporated herein by reference to Exhibit 10.5 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended October 2,
             1994 (Commission File No. 1-6905).**

   10.6      1988 Incentive Stock Option Plan, incorporated herein by reference                *
             to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K
             for the fiscal year ended October 2, 1994 (Commission File No.
             1-6905).**

   10.7      1993 Incentive Stock Option and Stock Appreciation Rights Plan,                   *
             incorporated herein by reference to Exhibit 10.7 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended October 3,
             1993 (Commission File No. 1-6905).**

   10.8      Ruddick Corporation Incentive Stock Option Agreement between                      *
             the Registrant and Thomas W. Dickson dated November 12, 1992, incorporated herein by reference to Exhibit 10.7 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

   10.9      Ruddick Corporation Incentive Stock Option Agreement between                      *
             the Registrant and Fred A. Jackson dated November 12, 1992, incorporated herein by reference to Exhibit 10.8 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

                                                                                         Sequentially
   Exhibit                                                                                 Numbered
   Number           Description of Exhibit                                                   Page
   ------           ----------------------                                                   ----
   10.10     Ruddick Corporation Incentive Stock Option Agreement between                      *
             the Registrant and John W. Copeland dated November 12, 1992, incorporated herein by reference to Exhibit 10.9 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

   10.11     Ruddick Corporation Incentive Stock Option Agreement between                      *
             the Registrant and Thomas W. Dickson dated November 18, 1993, incorporated herein by reference to Exhibit 10.11 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

   10.12     Ruddick Corporation Incentive Stock Option Agreement between                      *
             the Registrant and Thomas W. Dickson dated November 15, 1995, incorporated herein by reference to Exhibit 10.12 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

   10.13     Ruddick Corporation Incentive Stock Option Agreement between                      *
             the Registrant and Fred A. Jackson dated November 18, 1993, incorporated herein by reference to Exhibit 10.13 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

   10.14     Ruddick Corporation Incentive Stock Option Agreement between                      *
             the Registrant and Fred A. Jackson dated November 15, 1995, incorporated herein by reference to Exhibit 10.14 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

   10.15     Ruddick Corporation Incentive Stock Option Agreement between                      *
             the Registrant and R. N. Brigden dated November 15, 1995,
             incorporated herein by reference to Exhibit 10.16 of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended September
             29, 1996 (Commission No. 1-6905).**

   10.16     Description of the Registrant's Long Term Key Management                          *
             Incentive Program, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

   10.17     Ruddick Corporation Irrevocable Trust for the Benefit of Participants             *
             in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990
             (Commission File No. 1-6905).**

                                                                                         Sequentially
   Exhibit                                                                                 Numbered
   Number           Description of Exhibit                                                   Page
   ------           ----------------------                                                   ----
   10.18     Rights Agreement dated November 15, 1990 by and between the                       *
             Registrant and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 21, 1990 (Commission File No. 1-6905).

   10.19     Ruddick Corporation Senior Officers Insurance Program Plan                        *
             Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992
             (Commission File No. 1-6905).**

   10.20     Ruddick Corporation Nonstatutory Stock Option Agreement                           *
             Between the Registrant and John R. Belk, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report
             on Form 10-Q for the quarterly period ended June 29, 1997
             (Commission File No. 1-6905).**

   10.21     Ruddick Corporation Nonstatutory Stock Option Agreement                           *
             Between the Registrant and Edwin B. Borden, Jr., incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report
             on Form 10-Q for the quarterly period ended December 29, 1996
             (Commission File No. 1-6905).**

   10.22     Ruddick Corporation Nonstatutory Stock Option Agreement                           *
             Between the Registrant and Beverly F. Dolan, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report
             on Form 10-Q for the quarterly period ended December 29, 1996
             (Commission File No. 1-6905).**

   10.23     Ruddick Corporation Nonstatutory Stock Option Agreement                           *
             Between the Registrant and Roddey Dowd, Sr., incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report
             on Form 10-Q for the quarterly period ended December 29, 1996
             (Commission File No. 1-6905).**

   10.24     Ruddick Corporation Nonstatutory Stock Option Agreement                           *
             Between the Registrant and James E.S. Hynes, incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report
             on Form 10-Q for the quarterly period ended December 29, 1996
             (Commission File No. 1-6905).**

   10.25     Ruddick Corporation Nonstatutory Stock Option Agreement                           *
             Between the Registrant and Hugh L. McColl, Jr., incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report
             on Form 10-Q for the quarterly period ended December 29, 1996
             (Commission File No. 1-6905).**

                                                                                         Sequentially
   Exhibit                                                                                 Numbered
   Number           Description of Exhibit                                                   Page
   ------           ----------------------                                                   ----
   10.26     Ruddick Corporation 1995 Comprehensive Stock Option Plan,                         *
             incorporated herein by reference to Exhibit 10.1 of the Registrant's
             Quarterly Report on Form 10-Q for the quarterly period ended June
             30, 1996 (Commission File No. 1-6905).**

   10.27     Ruddick Corporation Nonstatutory Stock Option Agreement Between                   *
             the Registrant and Edwin B. Borden, Jr., incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the
             quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

   10.28     Ruddick Corporation Nonstatutory Stock Option Agreement Between                   *
             the Registrant and Beverly F. Dolan, incorporated herein by reference to to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the
             quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

   10.29     Ruddick Corporation Nonstatutory Stock Option Agreement Between                   *
             the Registrant and Roddey Dowd, Sr., incorporated herein by reference to
             Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the
             quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

   10.30     Ruddick Corporation Nonstatutory Stock Option Agreement Between                   *
             the Registrant and James E.S. Hynes, incorporated herein by reference to
             Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the
             quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

   10.31     Ruddick Corporation Nonstatutory Stock Option Agreement Between                   *
             the Registrant and Hugh L. McColl, Jr., incorporated herein by reference to
             Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the
             quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

   11        Statement Regarding the Computation of Per Share Earnings.                        +

   13        Ruddick Corporation 1997 Annual Report to Shareholders:                           +
             Consolidated Financial Statements on pages 17 to 29 and sections headed "Management's Discussion and Analysis of Financial Condition
             and Results of Operations" (pages 13 to 16) and "Eleven-Year
             Financial and Operating Summary" (pages 30 to 31) only.

   21        List of Subsidiaries of the Registrant.                                            +

   23        Consent of Independent Public Accountants.                                         +

                                                                                         Sequentially
   Exhibit                                                                                 Numbered
   Number           Description of Exhibit                                                   Page
   ------           ----------------------                                                   ----
   27        Financial Data Schedule.                                                           +

------------------------
*        Incorporated by reference.

** Indicates management contract or compensatory plan required to be filed as an Exhibit.

+        Indicates exhibits filed herewith and follow the signature pages.


(b)      Reports on Form 8-K.

         The Registrant did not file any reports on Form 8-K during the three months ended September 28, 1997.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RUDDICK CORPORATION
                                            (Registrant)


                                        By:  /s/ Thomas W. Dickson
                                             -------------------------------
                                             Thomas W. Dickson, President

Dated: December 18, 1997

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Name                          Title                          Date
         ----                          -----                          ----

/s/ Thomas W. Dickson        President and Director            December 18, 1997
---------------------------- (Principal Executive Officer)
Thomas W. Dickson

/s/ Richard N. Brigden       Vice President-Finance            December 18, 1997
---------------------------- (Principal Financial Officer)
Richard N. Brigden

/s/ Douglas A. Stephenson    Treasurer                         December 18, 1997
---------------------------- (Principal Accounting Officer)
Douglas A. Stephenson

/s/ John R. Belk             Director                          December 18, 1997
----------------------------
John R. Belk

/s/ Edwin B. Borden, Jr.     Director                          December 18, 1997
----------------------------
Edwin B. Borden, Jr.

/s/ John W. Copeland         Director                          December 18, 1997
----------------------------
John W. Copeland

/s/ Alan T. Dickson          Chairman of the Board             December 18, 1997
---------------------------- and Director
Alan T. Dickson

/s/ R. Stuart Dickson        Chairman of the Executive         December 18, 1997
---------------------------- Committee and Director
R. Stuart Dickson

         Name                          Title                          Date
         ----                          -----                          ----

/s/ Beverly F. Dolan         Director                          December 18, 1997
----------------------------
Beverly F. Dolan

/s/ Roddey Dowd, Sr.         Director                          December 18, 1997
----------------------------
Roddey Dowd, Sr.

/s/ James E. S. Hynes        Director                          December 18, 1997
----------------------------
James E. S. Hynes

/s/ Hugh L. McColl. Jr.      Director                          December 18, 1997
----------------------------
Hugh L. McColl, Jr.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Ruddick Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ruddick Corporation's annual report to shareholders incorporated in this Form 10-K, and have issued our report thereon dated October 22, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           /s/ ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
October 22, 1997.

                                                                     SCHEDULE II

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED
OCTOBER 1, 1995, SEPTEMBER 29, 1996
AND SEPTEMBER 28, 1997

                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------
          COLUMN A                              COLUMN B         COLUMN C           COLUMN D            COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                BALANCE         CHARGED TO                              BALANCE
                                             AT BEGINNING        COSTS AND                              AT END
         DESCRIPTION                        OF FISCAL YEAR       EXPENSES         DEDUCTIONS           OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED OCTOBER 1, 1995:
  RESERVES DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY -
      ALLOWANCE FOR DOUBTFUL ACCOUNTS            $1,862            $  152            $  287*             $1,727
                                                 ======            ======            ======              ======


FISCAL YEAR ENDED SEPTEMBER 29, 1996:
  RESERVES DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY -
      ALLOWANCE FOR DOUBTFUL ACCOUNTS            $1,727            $  428            $  757*             $1,398
                                                 ======            ======            ======              ======


FISCAL YEAR ENDED SEPTEMBER 28, 1997:
  RESERVES DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY -
      ALLOWANCE FOR DOUBTFUL ACCOUNTS            $1,398            $1,704            $1,097*             $2,005
                                                 ======            ======            ======              ======


* Represents accounts receivable balances written off as uncollectible, less recoveries.