Form 10-Q
period 1997-12-28
RUDDICK CORP
filed 1998-02-11
CIK 85704

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended  December 28, 1997

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

                                                Outstanding Shares
            Class                             As of February 6, 1998
         Common Stock                            46,710,771 shares






                        RUDDICK CORPORATION

                               INDEX


                                                               PAGE NO.

  PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
            CONSOLIDATED CONDENSED BALANCE SHEETS -
            DECEMBER 28, 1997 AND SEPTEMBER 28, 1997               2

            CONSOLIDATED CONDENSED STATEMENTS OF
            INCOME - THREE MONTHS ENDED
            DECEMBER 28, 1997 AND DECEMBER 29, 1996                3

            CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS - THREE MONTHS ENDED
            DECEMBER 28, 1997 AND DECEMBER 29, 1996                4

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                             5

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                           6-9


PART II.    OTHER INFORMATION

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                      10


     SIGNATURES                                                    10





         PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

   RUDDICK CORPORATION

   CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands)


                                    December 28,    September 28,
             ASSETS                     1997             1997
                                    (Unaudited)     (Unaudited)
                                   -------------   --------------
     CURRENT ASSETS:
       Cash and Temporary Cash
         Investments                  $11,371           $17,150
       Accounts Receivable, Net        74,303            77,852
       Inventories                    209,940           196,049
       Other                           29,686            32,249
                                   -------------   ---------------
         Total Current Assets         325,300           323,300

     PROPERTY, NET                    485,544           466,559

     INVESTMENTS AND OTHER ASSETS      88,773            95,384
                                   -------------   ---------------
             Total                   $899,617          $885,243
                                   =============   ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Notes Payable                   $7,677            $8,100
       Current Portion of
        Long-Term Debt                    592               575
       Accounts Payable               133,665           142,812
       Income Taxes Payable             7,841             5,758
       Other Accrued Liabilities       52,334            77,162
                                    ------------    --------------
         Total Current Liabilities    202,109           234,407

     LONG-TERM DEBT                   227,508           189,919

     DEFERRED LIABILITIES              75,905            75,823

     MINORITY INTEREST                  4,737             4,587

     SHAREHOLDERS' EQUITY:
       Capital Stock - Common          57,640            56,779
       Retained Earnings              334,745           326,488
       Cumulative Translation
        Adjustments                    (3,027)           (2,760)
                                     -----------      ------------
           Shareholders' Equity       389,358           380,507
                                      -----------      -----------

             Total                    $899,617          $885,243
                                      ===========      ===========


      RUDDICK CORPORATION

      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     (in thousands, except share and per share data)


                                              THREE MONTHS ENDED
                                     December 28,       December 29,
                                       1997                 1996
                                    ---------------   --------------
                                    (Unaudited)         (Unaudited)
    NET SALES
       American & Efird                87,725              87,409
       Harris Teeter                  529,877             486,704
                                    ---------------   --------------
         Total                        617,602             574,113

    OPERATING PROFIT
       American & Efird                10,621              10,087
       Harris Teeter                   13,425              12,954
                                     --------------   --------------
         Total                         24,046              23,041

    OTHER COSTS AND DEDUCTIONS
       Interest expense, net            4,105               3,194
       Other expense, net               1,824               2,434
       Minority interest                  150                 -
                                     --------------   --------------
         Total                          6,079               5,628

     Income before income taxes        17,967              17,413
     Income taxes                       5,975               5,834
                                     --------------   --------------
     Net income                        11,992              11,579
                                     ==============   ==============


    WEIGHTED AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING:
         Basic                        46,646,481        46,497,009
         Diluted                      46,981,727        46,711,192

     NET INCOME PER SHARE -
      BASIC AND DILUTED                  $.26               $.25

     DIVIDENDS DECLARED PER SHARE -
        Common                           $.08               $.08



     RUDDICK CORPORATION

     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      (in thousands)

                                          THREE MONTHS ENDED
                                    December 28,      December 29,
                                        1997              1996
                                    (Unaudited)       (Unaudited)
                                    ------------    ---------------
    CASH FLOW FROM OPERATING
     ACTIVITIES
       Net Income                     11,992             11,579
       Non-Cash Items Included
        in Net Income
         Depreciation and
          Amortization                15,701             14,318
         Other, Net                     (983)             1,551
       Decrease (Increase) in
        Current Assets                (8,204)           (12,469)
       Increase (Decrease) in
        Current Liabilities          (32,315)           (17,296)
                                    ------------    ---------------
      NET CASH USED IN OPERATING
      ACTIVITIES                     (13,809)            (2,317)

      INVESTING ACTIVITIES
       Purchase of Assets            (36,005)           (31,257)
       Cash Proceeds from Sale
        of Assets                        304                 42
       Company Owned Life
        Insurance, Net                 9,575              6,610
       Other, Net                       (547)            (4,867)
                                    ------------    ---------------
      NET CASH USED IN INVESTING
        ACTIVITIES                   (26,673)           (29,472)

      FINANCING ACTIVITIES
       Proceeds of Long-Term
        Borrowings                    37,800             29,400
       Payment of Principal on
        Long-Term Debt                  (124)            (1,272)
       Dividends                      (3,735)            (3,722)
       Other, Net                        762                477
                                     -----------    ---------------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES           34,703             24,883

      INCREASE (DECREASE) IN
       BALANCE SHEET CASH             (5,779)            (6,906)
      BALANCE SHEET CASH AT
       BEGINNING OF PERIOD            17,150             21,033
                                     -----------    -------------

      BALANCE SHEET CASH AT
       END OF PERIOD                   11,371            14,127
                                     ===========    ==============

      SUPPLEMENTAL DISCLOSURES OF
       CASH FLOW INFORMATION
         Cash Paid During the Period for:
           Interest                     3,902             3,101
           Income Taxes                 3,412               212





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














       ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations

         The following table shows net sales and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters ended December 28, 1997 and December 29, 1996:

         (In Thousands)                         Quarter Ended
                                          December 28,   December 29,
                                              1997           1996
                                          ---------     -----------
       Net Sales
         American & Efird                 $  87,725      $   87,409
         Harris Teeter                      529,877         486,704
                                          ---------      ----------
         Total                            $ 617,602      $  574,113
                                          ----------     -----------
       Operating Profit
          American & Efird                $  10,621      $   10,087
          Harris Teeter                      13,425          12,954
                                          ----------     ----------
          Total                           $  24,046      $   23,041

         Consolidated sales of $618 million in the first quarter of fiscal 1998 increased 7.6% over the $574 million reported in the comparable quarter of last year. Total operating profit of $24 million increased 4.4% over the prior year period. Net income of $12.0 million was 3.6% higher than the $11.6 million reported last year.

         On both the basic and diluted basis, net income per share was $.26, as compared to $.25 per share reported in the first quarter of last year. The adoption during the current fiscal period of Statement of Financial Accounting Standards No. 128, "Earnings per Share," had no effect on the net income per share presented for the respective periods.

         American & Efird sales in the first quarter of fiscal 1998 of $87.7 million were marginally higher than the comparable quarter last year, having been impacted somewhat by the sluggish retail environment for apparel during the current quarter, and which may be expected to continue during the next fiscal quarter. Operating profit of $10.6 million was 5.3% higher than in the prior year's first quarter, reflecting improved manufacturing productivity due to the nearly completed integration of Threads USA, certain assets of which were acquired in June 1996, and further reflecting increased demand for higher value-added products. Further, although foreign sales and profits are not material to the Company's consolidated results, NAFTA continued to create a shift of A&E's sales toward Latin America due to the growth of apparel manufacturing in those regions. Led by substantial sales growth in Mexico and Costa Rica in the first quarter, international sales overall increased strongly over the same period last year. Operating profit, however, was negatively impacted by losses in the operations in Korea and Malaysia, which aggregated $1.2 million in pre-tax losses, primarily the results of bad debt write-offs and currency translation losses precipitated by currency devaluation. While the turbulence in the Southeast Asian economy may continue for some time, future losses are not anticipated to be material to the Company's consolidated results of operations or financial condition. Lastly, A&E has announced its intention to form a joint venture in India.

         Harris Teeter sales in the first quarter of fiscal 1998 increased by 8.9%, to $529.9 million from $486.7 million in the comparable period in fiscal 1997. Net sales for stores in operation during both periods increased by 2.7%, a strong performance considering the still highly competitive supermarket environment and that Harris Teeter's same store sales in the fourth fiscal quarter of 1997 were negative. The sales improvement was largely due to the success of Harris Teeter's advertising and promotional activities, and greater use of its customer loyalty card. Operating profit of $13.4 million increased by 3.6% over the $13.0 million reported for the comparable period in 1997. The increase in operating profit, and slight reduction in its margin to sales, were primarily the net results of higher sales, increased productivity and decreased waste, higher advertising and promotional costs, and higher fixed expenses associated with new stores. At December 28, 1997, 139 stores were in operation compared to 133 in operation at December 29, 1996. During the quarter, three new stores were opened and two stores were closed.

Capital Resources and Liquidity

       Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, American & Efird, Inc. and Harris Teeter, Inc., is engaged in the primary businesses of industrial sewing thread manufacture and distribution, and regional supermarket operations, respectively. Ruddick has no material independent operations, nor material assets, other than the investments in its operating subsidiaries. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There exist no material restrictions on such dividends, which are determined as a percentage of net income of each subsidiary.

       The Company seeks to limit long-term debt such that it constitutes no more than 40% of capital employed, which includes long-term debt and shareholders' equity. As of December 28, 1997, this percentage was 36.7%, as compared to 33.1% at September 28, 1997.

         The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended December 28, 1997 was $86.7 million, and $71.7 million was outstanding at quarter end, compared to $33.9 million at September 28, 1997. The additional borrowings under Ruddick's revolving credit facilities were primarily used for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. In addition, the Company has available a non-committed $50 million Private Shelf Facility with a major life insurance company. No borrowings under this facility had been undertaken as of December 28, 1997.

         Working capital of $123.2 million at December 28, 1997 increased $34.3 million from September 28, 1997, primarily due to increases in inventory to support sales activity at Harris Teeter and A&E, including new store and seasonal grocery activity and international thread sales, respectively, and reductions in accounts payable and other accrued liabilities. The current ratio was 1.6 at December 28, 1997 and 1.4 at September 28, 1997.

         Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. The Company remained well within such covenants. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

         In the first fiscal quarter, capital expenditures totaled $34.4 million. A&E spent $4.8 million of the $34 million it expects to spend in fiscal year 1998, and Harris Teeter spent $29.6 million of an expected $88 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

Other Matters

         The Company is in the process of the modification or conversion of Company computer systems to provide for proper functioning beyond calendar year 1999. It is anticipated that substantially all of these Year 2000 costs will be incurred during fiscal 1998 and 1999. The Company expects to complete its Year 2000 cost estimates by mid-1998. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Management believes that resources are available to complete the modification and conversion and that its costs will not materially affect the Company's operating results or financial condition. Management believes that the Year 2000 compliance will be completed well before the end of fiscal year 1999.
It must be recognized, however, that failure to do so could have a material adverse effect on the Company's future results of operations.

         The Company expects that its effective income tax rates will increase toward the statutory rates domestically as the favorable tax attributes of Company owned life insurance ("COLI") were significantly diminished as of January 1, 1996, as a result of federal legislation which will phase out interest deductions on policy loans by January 1, 1999. In addition, the Internal Revenue Service, on a comprehensive national level, is


                                       8
evaluating their position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. This outcome could result in a material impact upon future income taxes and results of operations.

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

       Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following:
       -generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,
       -changes in the competitive environment, including increased competition in the Company's primary geographic markets, the entry of new competitors and consolidation in the supermarket industry,
       -economic or political changes in the countries in which the Company operates or adverse trade regulations,
       -the passage of future tax legislation, or regulatory interpretations or pronouncements, if any, that could have an adverse impact on the tax benefits of the ESOP dividends and COLI,
        -management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements,
       -changes in the Company's capital expenditures, new store openings and store closings, and
       -non-availability of resources for the Company, or its suppliers and customers, to complete their respective Year 2000 compliance effectively.



       PART II.   OTHER INFORMATION

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (A)   EXHIBITS

              Exhibit No.    Description of Exhibit

                 10.1 Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan

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

                                          RUDDICK CORPORATION

       DATE:   February 11, 1998           /s/ R. N. Brigden
                                           R. N. BRIGDEN
                                           VICE PRESIDENT - FINANCE
                                           (PRINCIPAL FINANCIAL OFFICER)







