Form 10-Q
period 1998-03-23
RUDDICK CORP
filed 1998-05-13
CIK 85704

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended  March 29, 1998

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
        (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)         (Identification No.)

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

                                                         Outstanding Shares
              Class                                     As of May 11, 1998
           Common Stock                                  46,776,411 shares




                        RUDDICK CORPORATION

                               INDEX

                                                         PAGE NO.

     PART I.     FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED CONDENSED BALANCE SHEETS -
            MARCH 29, 1998 AND SEPTEMBER 28, 1997             2

            CONSOLIDATED CONDENSED STATEMENTS OF
            INCOME - THREE MONTHS AND SIX MONTHS
            ENDED MARCH 29, 1998 AND MARCH 30, 1997           3

            CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS - SIX MONTHS ENDED
            MARCH 29, 1998 AND MARCH 30, 1997                 4

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                        5

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                        6-10


PART II.    OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS.                                 11

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  12


     SIGNATURES                                               12


PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

     RUDDICK CORPORATION
     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands)
                                        March 29,      September 28,
             ASSETS                       1998              1997
                                      (Unaudited)      (Unaudited)
                                      -----------     -------------

     CURRENT ASSETS:
      Cash and Temporary Cash
       Investments                        17,740          17,150
      Accounts Receivable, Net            77,138          77,852
      Inventories                         204,852         196,049
      Other                                26,304          32,249
                                        ---------       ---------
         Total Current Assets             326,034         323,300


     PROPERTY, NET                        491,715         466,559



     INVESTMENTS AND OTHER ASSETS          91,044          95,384

                                         --------        --------

             Total                    $   908,793       $  885,243

                                        =========       =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Notes Payable                   $   8,176        $   8,100
       Current Portion of Long-Term Debt     653              575
       Accounts Payable                  138,824          142,812
       Income Taxes Payable                5,364            5,758
       Other Accrued Liabilities          63,834           77,162
                                        ---------        ---------
         Total Current Liabilities       216,851          234,407


     LONG-TERM DEBT                      213,523          189,919


     DEFERRED LIABILITIES                 76,024           75,823


     MINORITY INTEREST                     4,590            4,587


     SHAREHOLDERS' EQUITY:
       Capital Stock - Common              58,613            56,779
       Retained Earnings                  342,385           326,488


       Cumulative Translation Adjustments  (3,193)          (2,760)
                                         -----------      ---------
           Shareholders' Equity            397,805          380,507
                                         -----------      ---------

             Total                       $ 908,793        $ 885,243
                                         ==========       =========

RUDDICK CORPORATION
     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     (in thousands, except share and per share data)
                         THREE MONTHS ENDED     SIX MONTHS ENDED
                       ---------------------   --------------------
                         MARCH 29,  MARCH 30,   MARCH 29,  MARCH 30,
                            1998       1997        1998       1997
                        ---------- ----------   --------- ----------
                       (Unaudited) (Unaudited) (Unaudited)(Unaudited)
     NET SALES
       American & Efird $ 87,673   $ 90,642   $   175,398 $ 178,051
       Harris Teeter     528,589    473,285     1,058,466   959,989
                      ----------  ---------   ----------- --------
         Total           616,262    563,927     1,233,864 1,138,040
                       ----------  ---------  ----------- ---------

     OPERATING PROFIT
       American & Efird   10,037     11,911        20,658    21,998
       Harris Teeter      12,803     10,025        26,228    22,979
                        ----------  --------  ----------- ----------
     Total                22,840     21,936        46,886    44,977
                         ----------  --------  ----------- ----------

     OTHER COSTS AND DEDUCTIONS
       Interest expense,
        net                3,966       3,480        8,071     6,674
       Other expense, net  1,758       1,822        3,582     4,256
       Minority interest      65         -            215        -
                         ---------  ---------  ----------- ---------
     Total                 5,789        5,302      11,868    10,930

     Income before income
       taxes              17,051      16,634       35,018    34,047
     Income taxes          5,672       5,441       11,647    11,275
                         ---------  ---------  -----------  ---------
     Net income        $  11,379    $ 11,193       23,371  $ 22,772
                         ========= ========== ============ ==========

     WEIGHTED AVERAGE NUMBER OF SHARES OF
        COMMON STOCK OUTSTANDING:
         Basic        46,723,286   46,537,225  46,684,883 46,515,117
         Diluted      47,041,576   46,852,522  47,012,252 46,784,877

     NET INCOME PER SHARE -
       BASIC AND DILUTED    $.24         $.24        $.50       $.49

     DIVIDENDS DECLARED
      PER SHARE - Common    $.08         $.08        $.16       $.16


     RUDDICK CORPORATION
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     (in thousands)
                                         SIX MONTHS ENDED
                                    --------------------------
                                     MARCH 29,       MARCH 30,
                                       1998            1997
                                   (Unaudited)     (Unaudited)
                                    -----------  -------------

     CASH FLOW FROM OPERATING ACTIVITIES
       Net Income                  $   23,371      $   22,772
       Non-Cash Items Included
        in Net Income Depreciation
        and Amortization               32,075          29,056
       Other, Net                       1,785           3,920
       Decrease (Increase) in Current
        Assets                         (2,795)        (21,963)
       Increase (Decrease) in Current
        Liabilities                   (17,634)        (18,232)
                                     -----------  --------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                       36,802          15,553
                                     -----------   -------------
     NET CASH PROVIDED BY
      DISCONTINUED ACTIVITIES             -               413
                                     -----------   -------------
     INVESTING ACTIVITIES
       Purchase of Assets             (59,800)        (64,213)
       Cash Proceeds from Sale
        of Assets                         697             265
       Company Owned Life
         Insurance, Net                 6,450           3,538
       Other, Net                      (2,078)         (5,735)
                                      -----------  -------------
     NET CASH USED IN INVESTING
      ACTIVITIES                      (54,731)        (66,145)
                                      -----------  -------------
     FINANCING ACTIVITIES
       Proceeds of Long-Term
        Borrowings                     24,000           51,550
       Payment of Principal
        on Long-Term Debt                (249)          (2,543)
       Dividends                       (7,474)          (7,445)
      Other, Net                         2,242            1,050
                                       ----------  -------------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                        18,519           42,612
                                      ----------  -------------

     INCREASE (DECREASE) IN BALANCE
      SHEET CASH                           590           (7,567)


     BALANCE SHEET CASH AT BEGINNING
      OF PERIOD                         17,150          21,033
                                     -----------  ------------

     BALANCE SHEET CASH AT END
      OF PERIOD                       $ 17,740        $ 13,466
                                     =========== =============

     SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION
       Cash Paid During the
        Period for:
          Interest                    $  8,077         $  6,341
     Income Taxes                       11,042            5,997



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














ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

    Results of Operations

       The following table shows net sales and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and six months ended March 29, 1998 and March 30, 1997:

     (In Thousands)         Quarter Ended          Six Months Ended
                      ----------------------    ------------------------
                       March 29,    March 30,    March 29,      March 30,
                         1998         1997         1998           1997
                      ---------    ---------    ----------    ----------
       Net Sales
         American &
          Efird       $  87,673     $  90,642    $  175,398   $   178,051
         Harris Teeter  528,589       473,285     1,058,466       959,989
                      ---------      --------     ---------     ---------
            Total     $ 616,262     $ 563,927    $1,233,864    $1,138,040

       Operating Profit
          American &
           Efird       $  10,037     $  11,911    $   20,658    $   21,998
          Harris Teeter   12,803        10,025        26,228        22,979
                       ---------      --------    ----------     ---------
            Total      $  22,840     $  21,936    $   46,886    $   44,977


     For the Three Months Ended March 29, 1998 and March 30, 1997

       Consolidated sales of $616 million in the second quarter of fiscal 1998 increased 9% over the $564 million reported for the comparable period last year. Total operating profit of $22.8 million increased 4.1% over last year. Net income of $11.4 million was up slightly from the $11.2 million reported last year. Basic and diluted earnings per share were $.24 in both fiscal second quarters.

       In the second quarter of fiscal 1998, American & Efird sales of $87.7 million decreased 3.3% from the $90.6 million reported for the comparable period last year, and was essentially flat when compared to the first fiscal quarter. In the U.S. market, the sluggish retail environment for apparel, which adversely affected A&E's sales in the first quarter, continued throughout most of the second fiscal quarter. Fueled by lower than expected retail holiday sales and customer efforts to reduce inventory levels, A&E experienced weak sales demand. Although the foreign operations of A&E are not material to the consolidated Company, foreign sales continued to display solid growth. Especially strong was the sales growth in Mexico as U.S. apparel manufacturing continued to shift to Latin America as a result of NAFTA. A&E's operating profit of $10 million in the second quarter of fiscal 1998 declined 15.7% from the $11.9 million in the comparable period last year. In response to the conditions in the U.S. apparel market, A&E reduced manufacturing operating schedules to control inventories, which adversely impacted operating profit. Late in the second quarter, management observed some strengthening in business conditions presumably as a result of customers' production for the back-to-school retail season. In A&E's international operations, the economic turbulence in Asia continued to dampen profit performance as additional bad debt losses and inventory writedowns in Korea, Malaysia and Hong Kong contributed to a reduction of nearly $1 million in operating profit for the quarter.


     Management expects continuing financial turbulence in the Asian markets, especially Korea, but expects no material future losses to the Company.

       Harris Teeter sales in the second quarter of fiscal 1998 of $528.6 million increased by 11.7% over the $473.3 million reported for the comparable period last year. Net sales for stores in operation during both periods increased by 5.8%. These increases were achieved despite the intensely competitive supermarket environment in the company's markets and the lack of inflation in the grocery sector, both conditions which the
     company expects to continue for the foreseeable future.   The strong
     comparative sales results are believed to reflect the continuing success of the company's more aggressive promotional, advertising and customer service activities, including the greater use of its customer loyalty card. Operating profit of $12.8 million increased by 27.7% over the $10 million reported for the comparable period last year. The operating profit improvement was the result of the favorable combination of higher sales and a number of productivity and efficiency initiatives that enhanced the operating margin. Increased levels of expense for promotional and advertising activities and the higher fixed expenses associated with new stores recently opened only partially offset the improvements. At March 29, 1998, 141 stores were in operation, up from 136 at March 30, 1997. Two new stores were opened during the second quarter of fiscal 1998 and one older store was closed.


       For the Six Months Ended March 29, 1998 and March 30, 1997

       Consolidated sales in the six months ended March 29, 1998 of $1.23 billion increased 8.4% over the $1.14 billion reported for the first six months of fiscal 1997, due to significant same store sales expansion at Harris Teeter, coupled with sales from the ten new stores opened in the last twelve months, while sales at A&E declined slightly. Operating profit of $46.9 million was up 4.2% from the $45 million reported for the comparable period last year, with A&E reporting a decrease and Harris Teeter showing a substantial increase. Net income of $23.4 million was 2.6% higher than the $22.8 million reported last year. Basic and diluted earnings per share for the first six months this year were $.50 versus $.49 a year ago. The adoption during the first quarter of fiscal 1998 of Statement of Financial Accounting Standards No. 128, "Earnings per Share," had no effect on the net income per share for the respective periods.

       A&E sales of $175.4 million for the first six months this year decreased 1.5% from the comparable period last year. This sales decrease was due to weak demand for industrial thread in the U.S. market by A&E's apparel manufacturing customers who suffered from a sluggish retail environment for apparel sales and resulting constraints on production to control inventories. Led by strong sales in Mexico, A&E's foreign operations achieved sales growth in every market except Korea. The relative distribution of the company's business in Latin America continued to grow as the result of NAFTA. For the six-month period of fiscal 1998, operating profit declined 6.1% to $20.7 million from $22 million in the prior year period. Profitability declined as the achievement of improved manufacturing productivity from the completion of the integration of Threads USA and the shifts of demand for higher value-added products were more than offset by the unfavorable effects of reduced manufacturing schedules and by operating losses in Asia. Although the financial exposures in Asia are not material to the Company, operating profit was negatively impacted by the performance of Korea, Malaysia and Hong Kong. Their aggregate operating profit results declined $2.1 million from the same period last year, primarily as the result of bad debt write-offs, inventory adjustments and currency translation for the six-month period in fiscal 1998.

       For the fiscal year to date, Harris Teeter sales of $1.06 billion improved by 10.3% over the $960 million recorded in the comparative six months ended March 30, 1997, primarily the result of increased promotional, advertising and customer service activities, including customer acceptance and increased use of its customer loyalty card. Net sales for stores in operation during both periods increased 4.2%. Management expects the very intense competitive environment in its Southeast U.S. markets and the low inflation in the grocery sector to continue for the foreseeable future. Operating profit increased by 14.1%, from $23 million for the six months in fiscal 1997 to $26.2 million in fiscal 1998, due to the success of a number of productivity and efficiency enhancements and the higher sales level, the combination of which increased the operating margin. A total of six new stores were opened during the six-month period in fiscal 1998 and three older stores were closed, with 141 stores in operation at March 29, 1998.

     Capital Resources and Liquidity

       Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, American & Efird, Inc. and Harris Teeter, Inc., is engaged in the primary businesses of industrial sewing thread manufacturing and distribution, and regional supermarket operations, respectively. Ruddick has no material independent operations, nor material assets, other than the investments in its operating subsidiaries. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There exist no material restrictions on such dividends, which are determined as a percentage of net income of each subsidiary.

       The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of March 29, 1998, this percentage was 34.7%, as compared to 33.1% at September 28, 1997.

       The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended March 29, 1998 was $83.7 million, and $57.9 million was outstanding at quarter end compared to $33.9 million at September 28, 1997. The additional borrowings under Ruddick's revolving credit facilities were used for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. In addition, the Company has available a non-committed $50 million Private Shelf Facility with a major life insurance company. No borrowings under this facility had been undertaken as of March 29, 1998.

       Working capital of $109.2 million at March 29,1998 increased $20.3 million from September 28, 1997, primarily the result of increases in inventories to support increased sales activity at Harris Teeter and reductions in accounts payable and other accrued liabilities. The current ratio was 1.5 at March 29, 1998 and 1.4 at September 28, 1997.



       Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

       In the first six months, capital expenditures totaled $56.6 million.
     A&E has spent $9.7 million of the $30 million it expects to spend in fiscal year 1998, and Harris Teeter has spent $46.8 million of an expected $82 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

     Other Matters

       The Company is in the process of the modification or conversion of Company computer systems to provide for proper functioning beyond calendar year 1999. During the fiscal year ended September 28, 1997, the Company instituted plans and initiated its Year 2000 remediation programs by which it would complete such remediation by the end of March 1999 in the U.S. and June 1999 in its foreign operations. A current assessment of the total amount of Year 2000 remediation expenditures over the fiscal years 1997 through completion in 1999 yielded an estimate of $2.8 - $3.3 million, the vast majority of which expense is expected to be incurred generally pro rata over the fiscal years 1998 and 1999. Maintenance and modification costs will be expensed as incurred, while the costs of the new software will be capitalized and amortized over the software's useful life. The Company is also working with its suppliers and thread customers to ascertain their Year 2000 remediation plans and efforts. All costs of their remediation will be borne by the suppliers and customers. Management expects that the costs of the Company's Year 2000 remediation will have no material impact on its results of operations, liquidity and capital resources and further, that resources are available to complete the modification and conversion as planned. It must be recognized, however, that failure to do so could have a material adverse effect on the Company's future results of operations.

       The Company expects that its effective income tax rates will increase toward the statutory rates domestically as the favorable tax attributes of Company owned life insurance ("COLI") were significantly diminished as of January 1, l996, as a result of federal legislation which will phase out interest deductions on policy loans by January 1, 1999. In addition, the Internal Revenue Service, on a comprehensive national level, is evaluating their position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. In March 1998, the IRS issued a Technical Advice Memorandum regarding the COLI deductibility of a taxpayer unrelated to the Company. Management understands that the adverse position taken by the IRS will be subjected to extensive challenges in the courts. In the event that the IRS prevails, this outcome could result in a material impact upon the Company's future income taxes and results of operations.

     Regarding Forward-Looking Statements

       The foregoing discussion contains some forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

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




PART II. OTHER INFORMATION

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of Ruddick Corporation was held on February 5, 1998 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual Meeting:


          1.   ELECTION OF DIRECTORS

     The shareholders elected five directors at the Annual Meeting. One of the five, Harold C. Stowe, was elected to fill Mr. E. C. Wall's vacant seat on the Board with a two-year term expiring in 2000.* The four remaining directors are serving for terms to expire in 2001. Anna S. Nelson was elected to fill Mr. Beverly F. Dolan's seat, vacated by his retirement from the Board. In addition, the following directors currently are serving for terms to expire in 1999 or 2000, as indicated: Edwin B. Borden, Jr. (1999), R. Stuart Dickson
(1999), Hugh L. McColl, Jr. (1999), John R. Belk (2000), Thomas W. Dickson
(2000), and James E. S. Hynes (2000). There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

                                                Shares
     Director Elected      Shares Voted      Withholding           Broker
    at Annual Meeting      for Election       Authority          Non-Votes

   For two year term:

   Harold C. Stowe         38,178,440           991,513             N/A

   For three year term:

   John W. Copeland        38,451,790           718,163              N/A

   Alan T. Dickson         38,456,580           713,373              N/A

   Roddey Dowd, Sr.        38,435,670           734,283              N/A

   Anna Spangler Nelson    38,442,202           727,751              N/A

   *Mr. Wall died unexpectedly on March 5, 1997, subsequent to his election on February 6, 1997 to a three-year term as director.




    2.   APPROVAL OF THE 1997 COMPREHENSIVE STOCK OPTION AND
         AWARD PLAN

     The shareholders approved the adoption of the Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan, and the following information is provided with respect to the approval thereof:

      Shares Voted       Shares Voted         Shares          Broker
           For              Against         Abstaining      Non-Votes
     --------------     --------------     -----------     -----------
       32,808,112          5,950,525          411,316         None


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)   EXHIBITS

           Exhibit No.   Description of Exhibit

              10.2   Ruddick Corporation Director Deferral Plan

              10.3   Ruddick Corporation Senior Officers Insurance
                     Program

               11     Statement Re:  Computation of Per Share Earnings

               27     Financial Data Schedule

         (B)   REPORTS ON FORM 8-K - None


                            SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       RUDDICK CORPORATION


  DATE:  May 11, 1998                 /s/ R. N. Brigden
                                      R. N. BRIGDEN
                                      VICE PRESIDENT - FINANCE
                                      (PRINCIPAL FINANCIAL OFFICER)








                           EXHIBIT INDEX



                                    Exhibit No.
  (per Item 601                    Description of                Sequential
   Of Reg. S-K)                     Exhibit                         Page No.


      10.2           Ruddick Corporation Director Deferral Plan

      10.3           Ruddick Corporation Senior Officers Insurance
                     Program

      11             Statement Re:  Computation of Per Share Earnings

      27             Financial Data Schedule