Form 10-Q
period 1998-06-28
RUDDICK CORP
filed 1998-08-11
CIK 85704

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 28, 1998

                                OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from          to

              Commission file number         1-6905



                       RUDDICK CORPORATION
       (Exact name of registrant as specified in its charter)


             NORTH CAROLINA                       56-0905940
     (State or other jurisdiction               (I.R.S.Employer
   of incorporation or organization)          (Identification No.)

      2000 Two First Union Center
       Charlotte, North Carolina                        28282
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (704) 372-5404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding Shares
              Class                             As of August 10, 1998
      ----------------------               ------------------------------
           Common Stock                           46,664,291 shares




                        RUDDICK CORPORATION

                               INDEX

                                                         PAGE NO.

     PART I.     FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED CONDENSED BALANCE SHEETS -
            June 28, 1998 AND SEPTEMBER 28, 1997             2

            CONSOLIDATED CONDENSED STATEMENTS OF
            INCOME - THREE MONTHS AND NINE MONTHS
            ENDED June 28, 1998 AND June 29, 1997           3

            CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS - NINE MONTHS ENDED
            June 28, 1998 AND June 29, 1997                 4

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                       5

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                        6-12


PART II.    OTHER INFORMATION

   ITEM 5.  OTHER INFORMATION                                 13

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  13


     SIGNATURES                                               13








PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands)
                                      June 28,   September 28,
                   ASSETS               1998         1997
                                     (Unaudited)  (Unaudited)
                                     -------------------------
CURRENT ASSETS:
  Cash and Temporary Cash Investments  15,044       17,150
  Accounts Receivable, Net             76,658       77,852
  Inventories                         212,812      196,049
  Other                                27,300       32,249
                                     --------      -------
    Total Current Assets              331,814      323,300

PROPERTY, NET                         495,487      466,559

INVESTMENTS AND OTHER ASSETS          100,114       95,384
                                      -------      -------

        Total                         927,415      885,243
                                      =======      =======


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                         8,251        8,100
  Current Portion of Long-Term Debt     1,328          575
  Accounts Payable                    138,053      142,812
  Income Taxes Payable                  2,589        5,758
  Other Accrued Liabilities            72,595       77,162
                                      -------      -------
    Total Current Liabilities         222,816      234,407

LONG-TERM DEBT                        218,497      189,919

DEFERRED LIABILITIES                   78,382       75,823

MINORITY INTEREST                       4,447        4,587

SHAREHOLDERS' EQUITY:
  Capital Stock - Common               56,531       56,779
  Retained Earnings                   348,947      326,488
  Cumulative Translation Adjustments   (2,205)      (2,760)
                                      --------     --------
      Shareholders' Equity            403,273      380,507
                                      --------     --------

        Total                         927,415      885,243
                                      ========     ========

RUDDICK CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                  THREE MONTHS ENDED
                                -----------------------
                                 JUNE 28,     JUNE 29,
                                   1998         1997
                                (Unaudited)  (Unaudited)
                                ------------------------
NET SALES
  American & Efird                 89,805       95,311
  Harris Teeter                   530,666      484,436
                                -------------------------
    Total                         620,471      579,747
                                -------------------------

OPERATING PROFIT
  American & Efird                  8,920       14,066
  Harris Teeter                    12,719       11,382
                                 ------------------------
    Total                          21,639       25,448
                                 ------------------------

OTHER COSTS AND DEDUCTIONS
  Interest expense, net             4,079        3,928
  Other expense, net                2,014        1,830
  Minority interest                    67          329
                                 ------------------------
    Total                           6,160        6,087
                                 ------------------------

Income before income taxes         15,479       19,361
Income taxes                        5,185        6,297
                                 ------------------------
Net income                         10,294       13,064
                                 ========================


WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING:
    Basic                         46,700,661   46,552,817
    Diluted                       46,994,722   46,858,100

NET INCOME PER SHARE -
  BASIC AND DILUTED                    $.22         $.28

DIVIDENDS DECLARED PER SHARE - Common  $.08         $.08





RUDDICK CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)


                                  NINE MONTHS ENDED
                               -------------------------
                                 JUNE 28,     JUNE 29,
                                   1998         1997
                               (Unaudited)  (Unaudited)
                               --------------------------
NET SALES
  American & Efird                265,203      273,362
  Harris Teeter                 1,589,132    1,444,425
                               --------------------------
    Total                       1,854,335    1,717,787
                               --------------------------

OPERATING PROFIT
  American & Efird                  29,578       36,064
  Harris Teeter                     38,947       34,361
                               --------------------------
    Total                           68,525       70,425
                               --------------------------

OTHER COSTS AND DEDUCTIONS
  Interest expense, net             12,150       10,602
  Other expense, net                 5,596        6,086
  Minority interest                    282          329
                                -------------------------
    Total                           18,028       17,017
                                -------------------------

Income before income taxes          50,497       53,408
Income taxes                        16,832       17,572
                                -------------------------
Net income                          33,665       35,836
                                =========================

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING:
    Basic                         46,690,143   46,529,017
    Diluted                       47,006,865   46,810,674

NET INCOME PER SHARE -
  BASIC AND DILUTED                    $.72         $.77

DIVIDENDS DECLARED PER SHARE - Common  $.24         $.24

RUDDICK CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                         NINE MONTHS ENDED
                                     -----------------------
                                       JUNE 28,     JUNE 29,
                                         1998         1997
                                     ------------------------
                                      (Unaudited)  (Unaudited)
                                     -------------------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                             33,665       35,836
  Non-Cash Items Included in Net Income
    Depreciation and Amortization        48,496       44,522
    Other, Net                            6,978        8,247
  Decrease (Increase) in Current Assets (11,252)     (25,522)
  Increase (Decrease) in Current
    Liabilities                         (12,344)     (12,372)
                                       -----------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             65,543       50,711
                                       -----------------------

NET CASH PROVIDED BY DISCONTINUED
  ACTIVITIES                               -             413
                                       -----------------------

INVESTING ACTIVITIES
  Purchase of Assets                    (82,319)     (96,717)
  Cash Proceeds from Sale of Assets       1,507        9,489
  Company Owned Life Insurance, Net       3,326          831
  Other, Net                             (8,808)      (2,356)
                                       -----------------------
NET CASH USED IN INVESTING ACTIVITIES   (86,294)     (88,753)
                                       -----------------------

FINANCING ACTIVITIES
  Proceeds of Long-Term Borrowings        29,100       56,150
  Payment of Principal on Long-Term Debt    (375)     (14,705)
  Dividends                              (11,206)     (11,170)
  Other, Net                               1,126          657
                                        ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES 18,645       30,932
                                        ----------------------

INCREASE (DECREASE) IN BALANCE SHEET CASH (2,106)      (6,697)
BALANCE SHEET CASH AT BEGINNING OF PERIOD 17,150       21,033
                                         ---------------------

BALANCE SHEET CASH AT END OF PERIOD       15,044       14,336
                                          =====================

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Period for:
      Interest                            12,361        9,860
      Income Taxes                        16,122        9,751

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and nine months ended June 28, 1998 and June 29, 1997:

     (In Thousands)          Quarter Ended           Nine Months Ended
                        ---------------------  ----------------------------
                         June 28,   June 29,      June 28,      June 29,
                           1998       1997          1998          1997
 Net Sales
  American & Efird     $  89,805   $  95,311    $   265,203   $   273,362
  Harris Teeter          530,666     484,436      1,589,132     1,444,425
                        ---------  ---------     -----------  ------------
       Total           $ 620,471   $ 579,747    $ 1,854,335   $ 1,717,787

 Gross Profit
  American & Efird     $  26,662   $  29,037    $    77,004   $    79,852
  Harris Teeter          144,779     134,372        430,698       390,596
                        ---------  ---------    -----------   -----------
       Total           $ 171,441   $ 163,409    $   507,702   $   470,448

 Operating Profit
  American & Efird     $   8,920   $  14,066    $    29,578   $    36,064
  Harris Teeter           12,719      11,382         38,947        34,361
                       ---------   ---------    -----------   -----------
       Total           $  21,639   $  25,448    $    68,525   $    70,425


For the Three Months Ended June 28, 1998 and June 29, 1997

     Consolidated sales of $620 million in the third quarter of fiscal 1998 increased 7% over the $580 million reported for the comparable period last year. Total gross profit grew by 5% from $163 million in fiscal 1997 to $171 million in the third quarter of fiscal 1998. Total operating profit of $21.6 million decreased 15% from $25.4 million last year. Net income of $10.3 million decreased 21% from the $13.1 million reported last year. Basic and diluted earnings per share fell from $.28 in the third quarter of fiscal 1997 to $.22 in fiscal 1998, due primarily to write-offs for cessation of Korean operations.

     On June 23, 1998, the Company announced that due to the deterioration of business conditions in Korea, its industrial thread subsidiary, American & Efird ("A&E"), would withdraw from that country. At that time, the plan of withdrawal resulted in the announced write-offs of substantially all remaining assets in the Korean operation. The financial exposures in Korea are not material to the financial condition of the Company as a whole. For example, in the entire prior fiscal year, Korea accounted for $5.8 million, or .25%, of the Company's consolidated sales of $2.3 billion. During its third fiscal quarter ending June 28, 1998, operating losses attributable to Korea totaled approximately $800,000. In addition, under the adopted plan of withdrawal, A&E expensed the total anticipated pre-tax cost of approximately $3.1 million for withdrawing from Korea, including closure of the plant and liquidation of assets, as well as severance expenses. Therefore, Korean operations reduced operating profit by $3.9 million in the quarter which adversely impacted after-tax earnings per share by $.06 for the consolidated Company. Business conditions continue to be monitored in the economically troubled Asian markets, in which A&E has operations in China, Hong Kong and Malaysia. Management believes at the present time that these operations hold attractive future potential.

     In the third quarter of fiscal 1998, A&E sales of $89.8 million decreased 5.8% from the $95.3 million reported for the comparable period last year. In the U.S. markets, A&E reported that demand for thread improved slightly over the second fiscal quarter but remained much weaker than the same period last year. The relative softness in demand for thread in its U.S. markets, which adversely affected A&E's sales in the first half of fiscal 1998, continued throughout the third fiscal quarter. With the exception of Mexico, the sales growth in A&E's foreign operations slowed in comparison to the first two quarters of the fiscal year and sales were flat for the third quarter versus the same prior year quarter. Sales in Mexico remained particularly strong as U.S. apparel manufacturing continued to shift to Latin America as a result of NAFTA, and market conditions in Canada showed signs of improvement. A&E's gross profit of $26.7 million declined 8.2% from $29.0 million in the third quarter of fiscal 1997, and operating profit of $8.9 million in the third quarter of fiscal 1998 fell 36.6% from the $14.1 million in the comparable period last year. Excluding the $3.1 million cost of withdrawing from Korea, A&E's operating profit was 14.9% below the prior year quarter. Overall, A&E reported declines in operating profits of its foreign operations, excluding Korea, as the result of soft demand in the Far East and European markets. A&E's results in the U.S. market in comparison to the prior year quarter also reflected its reduction in manufacturing operating schedules, which decreased overall profitability, due to the continuation of relatively sluggish demand.

     The following table shows selected quarterly financial information for fiscal 1997 and 1998 for the industrial thread
(textile) segment, American & Efird (in millions):

Quarter Ended  12/29/96  3/30/97  6/29/97  9/28/97 12/28/97  3/29/98  6/28/98
------------------------------------------------------------------------------
  Net sales      $87.4    $90.6    $95.4    $95.5    $87.7    $87.7    $89.8
  Gross profit   24.8      26.0     29.0     27.0     25.6     24.7     26.7
  Operating
   profit        10.1      11.9     14.1     13.0     10.6     10.0      8.9
  Depr. &
    amortization  4.1       4.2      4.3      2.8      4.0      4.1      3.8
  Capital
    expenditures 10.8       6.4      9.2      2.5      4.8      4.9      3.7


     Harris Teeter sales in the third quarter of fiscal 1998 of
$530.7 million increased by  9.5% over the $484.4 million
reported for the comparable period last year.  Net sales for stores in operation during both periods increased by 4.8%.  These increases were achieved despite the intensely competitive
supermarket environment in the company's markets and the lack of inflation in the grocery sector, both conditions which the
company expects to continue for the foreseeable future.   The
strong comparative sales results are believed to reflect the continuing success of the company's merchandising efforts, including more aggressive promotional, advertising and customer service activities, and the greater use of its customer loyalty card. Gross profit of $144.8 million increased by 7.7% from $134.4 million in the third fiscal quarter of 1997. Operating profit of $12.7 million increased by 11.7% over the $11.4 million reported for the comparable period last year. The gross profit and operating profit improvements were the result of the favorable combination of higher sales and improved cost management through a number of productivity and efficiency initiatives that enhanced the margins. At June 28, 1998, 142 stores were in operation, up from 138 at June 29, 1997. One new store in Virginia Beach, Virginia was opened during the third quarter of fiscal 1998.

     The following table shows selected quarterly financial information for fiscal 1997 and 1998 for the retail grocery segment, Harris Teeter (in millions):

Quarter Ended  12/29/96  3/30/97  6/29/97  9/28/97  12/28/97  3/29/98  6/28/98
------------------------------------------------------------------------------
  Net sales      $486.7   $473.3   $484.4   $486.8    $529.9   $528.6   $530.7
  Gross profit    128.2    128.0    134.4    134.8     142.8    143.1    144.8
  Operating
   profit          13.0     10.0     11.4     11.3      13.4     12.8     12.7
  Depr. &
   amortization    10.1     10.4     10.8     11.2      11.5     12.0     12.4
  Capital
   expenditures    19.3     22.4     22.4     22.1      29.6     17.2     15.6


     For the Nine Months Ended June 28, 1998 and  June 29, 1997

     Consolidated sales in the nine months ended June 28, 1998 of $1.85 billion increased 7.9% over the $1.72 billion reported for the nine months of fiscal 1997, due to significant sales expansion at Harris Teeter, both in new and comparable stores, partially offset by reduced sales at A&E. Gross profit of $508 million in the first nine months of fiscal 1998 increased 8% from $470 million in the same period in fiscal 1997. Operating profit of $68.5 million fell 3% from the $70.4 million reported for the comparable period last year, with A&E reporting a decrease and Harris Teeter showing an increase. Net income of $33.7 million was 6% lower than the $35.8 million reported last year. Basic and diluted earnings per share for the nine months this year were $.72 versus $.77 a year ago. The adoption during the first quarter of fiscal 1998 of Statement of Financial Accounting Standards No. 128, "Earnings per Share," had no effect on the net income per share for the respective periods.

     As previously reported by the Company on June 23, 1998 and as described above, A&E adopted a plan of withdrawal from its business operations in Korea due to the substantial deterioration of business conditions in that country. As a result of Korean year-to-date operating losses of $2.3 million and an additional $3.1 million pre-tax charge for the costs of closing and liquidating the operation, the consolidated after-tax earnings of the Company was adversely impacted by $3.8 million or $.08 per share for the nine months of fiscal 1998.

     A&E sales of $265.2 million for the nine months this year decreased 3% from $273.4 million in the comparable period last year. This sales decrease was primarily due to weak demand for industrial thread in the U.S. market by A&E's apparel manufacturing customers who as a result of a sluggish retail apparel market constrained their production to control inventories in the first six months. In addition, sales were impacted by increased imports from Asia and a decrease in apparel units sold at retail in some categories. Led by strong sales in Mexico, A&E's foreign operations achieved sales growth for the nine months of fiscal 1998 in every market except Korea.
However, except for strong growth in Mexico, the current third fiscal quarter displayed relatively flat sales by foreign operations compared to the prior year quarter. The relative distribution of the company's business in Latin America continued to grow as the result of NAFTA. Gross profit of $77 million for the nine months in fiscal 1998 declined 3.6% from $79.9 million in fiscal 1997. For the nine-month period of fiscal 1998, operating profit declined 18% to $29.6 million from $36.1 million in the prior year period. Profitability declined as the achievement of improved manufacturing productivity from the completion of the integration of Threads USA and the shifts of demand for higher value-added products were more than offset by the unfavorable effects of reduced manufacturing schedules and foreign operating losses primarily in Korea as well as the charges related to the company's decision to withdraw from Korea.
The operating profit results in Korea, excluding the one-time charge for withdrawal, declined $2.6 million from the same period last year, primarily as the result of bad debt write-offs, inventory adjustments and currency translation for the nine-month period in fiscal 1998. The company anticipates no further losses related to Korea and is comfortable with the operational opportunities at its twelve other overseas facilities, including
Malaysia and Hong Kong. While A&E's other foreign operations have collectively generated positive operating profit for the nine months of 1998, such profitability was $2 million below the prior year period. U.S. sales and exports have generated 76% of revenues for the nine months in 1998 and 92% of A&E's operating profit, excluding the results of the Korean operations. Market conditions for the balance of the fiscal year may continue to display soft demand for industrial thread in the U.S., Far East and European markets.

     For the fiscal year to date, Harris Teeter sales of $1.59 billion improved by 10% over the $1.44 billion recorded in the comparative nine months ended June 29, 1997, primarily the result of increased promotional, advertising and customer service activities, including customer acceptance and increased use of its customer loyalty card. Net sales for stores in operation during both periods increased 4.5%. Management expects the very intense competitive environment in its Southeast U.S. markets and the low inflation in the grocery sector to continue for the foreseeable future. Gross profit increased by 10.3% to $430.7 million from $390.6 million in the comparable nine months of fiscal 1997. Operating profit increased by 13.3%, from $34.4 million for the nine months in fiscal 1997 to $38.9 million in fiscal 1998. These results were due to the successes of a number of productivity and efficiency enhancements, and merchandising efforts. The higher sales level and cost management improvements combined to positively impact the operating margin. A total of seven stores were opened during the nine-month period in fiscal 1998 and three older stores were closed, with 142 stores in operation at June 28, 1998.

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

     The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of June 28, 1998, this percentage was 35%, as compared to 33.1% at September 28, 1997.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended June 28, 1998 was $68.1 million, and $63 million was outstanding at quarter end compared to $33.9 million at September 28, 1997. The additional borrowings under Ruddick's revolving credit facilities were used primarily for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. In addition, the Company has available a non-committed $50 million Private Shelf Facility with a major life insurance company. No borrowings under this facility had been undertaken as of June 28, 1998.

     Working capital of $109.0 million at June 28, 1998 increased $20.1 million from September 28, 1997, primarily the result of increases in inventories to support increased sales activity at Harris Teeter and reductions in accounts payable and other accrued liabilities. The current ratio was 1.5 at June 28, 1998 and 1.4 at September 28, 1997.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     In the first nine months, capital expenditures totaled $75.8 million. A&E has spent $13.4 million of the $24 million it expects to spend in fiscal year 1998, and Harris Teeter has spent $62.4 million of an expected $86 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

Other Matters

     The Company is in the process of the modification or conversion of Company computer systems to provide for proper functioning beyond calendar year 1999. During the fiscal year ended September 28, 1997, the Company instituted plans and initiated its Year 2000 remediation programs by which it would complete such remediation by the end of March 1999 in the U.S.
and June 1999 in its foreign operations. Routine periodic reports have displayed that the project activities are on schedule with the requirements of the Year 2000 remediation plan.
A current assessment of the total amount of Year 2000 remediation expenditures over the fiscal years 1997 through completion in 1999 yielded an estimate of $2.8 - $3.3 million, the vast majority of which expense is expected to be incurred generally pro rata over the fiscal years 1998 and 1999. Maintenance and modification costs will be expensed as incurred, while the costs of the new software will be capitalized and amortized over the software's useful life. The Company is also working with its suppliers and thread customers to ascertain their Year 2000 remediation plans and efforts. All costs of their remediation will be borne by the suppliers and customers. Management expects that the costs of the Company's Year 2000 remediation will have no material impact on its results of operations, liquidity and capital resources and further, that resources are available to complete the modification and conversion as planned. It must be recognized, however, that failure to do so could have a material adverse effect on the Company's future results of operations.

     As a result of federal legislation which will phase out interest deductions on certain policy loans and thereby significantly diminish the favorable tax attributes of Company owned life insurance ("COLI") as of January 1, 1999, the Company expects that its effective income tax rates will be only slightly below statutory rates domestically beyond that date. The Company will have recorded income tax reductions of approximately $24 million cumulatively as the result of COLI interest deductions from October 1993 through fiscal year ending September 1998. The Internal Revenue Service, on a comprehensive national level, is evaluating their position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. In March 1998, the IRS issued a Technical Advice Memorandum regarding the COLI deductibility of a taxpayer unrelated to the Company. Management understands that the adverse position taken by the IRS will be subjected to extensive challenges in the courts. In the event that the IRS prevails, this outcome could result in a material impact upon the Company's future income taxes and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.
The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting Statement 133 will be immaterial.

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

PART II. OTHER INFORMATION


ITEM 5.  Other Information.

On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, which governs a company's use of its discretionary proxy voting authority with respect to certain shareholder proposals raised at a shareholder meeting. For the Company's 1999 Annual Meeting of Shareholders, if the Company receives notice of a shareholder proposal after November 3, 1998, such notice will be considered untimely and may not be brought before the meeting. Therefore, the persons named in proxies solicited by the Board of Directors may exercise discretionary voting power with respect to such proposal.



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

                                       RUDDICK CORPORATION


  DATE: August 10, 1998               /s/ R. N. Brigden
                                      --------------------------
                                      R. N. BRIGDEN
                                      VICE PRESIDENT - FINANCE
                                      (PRINCIPAL FINANCIAL OFFICER)

                           EXHIBIT INDEX



                                    Exhibit No.
  (per Item 601                    Description of                Sequential
   Of Reg. S-K)                     Exhibit                         Page No.


      11             Statement Re:  Computation of Per Share Earnings

      27             Financial Data Schedule