Form 10-K
period 1998-09-27
RUDDICK CORP
filed 1998-12-28
CIK 85704

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
        (Mark one)
        [   X   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: September 27, 1998
                                             ------------------

        [       ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For  the   transition   period  from             to
                                                         ----------  -----------

                         COMMISSION FILE NUMBER: 1-6905

                               RUDDICK CORPORATION
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NORTH CAROLINA                                     56-0905940
        --------------                                     ----------
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

           1800 TWO FIRST UNION CENTER, CHARLOTTE, NORTH CAROLINA     28282
           ------------------------------------------------------     -----
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704) 372-5404
                                                            ---------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS:               NAME OF EXCHANGE ON WHICH REGISTERED:
----------------------------               -------------------------------------
COMMON STOCK                               NEW YORK STOCK EXCHANGE, INC.
RIGHTS TO PURCHASE SERIES A JUNIOR
  PARTICIPATING ADDITIONAL PREFERRED STOCK      NEW YORK STOCK EXCHANGE, INC.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                                                                     -----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes     X        No
        ---          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 11, 1998, was $587,770,504.

As of December 11, 1998, the Registrant had outstanding 46,613,607 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Certain portions of the Annual Report to Shareholders for the fiscal year ended September 27, 1998 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K and included as
Exhibit 13 hereto, the Annual Report to Shareholders for the fiscal year ended September 27, 1998, is not deemed to be filed or incorporated by reference as part of this report).

Part III: Definitive Proxy Statement dated January 4, 1999, as filed pursuant to
Section 14 of the Securities Exchange Act of 1934 in connection with the 1999 Annual Meeting of Shareholders. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                               RUDDICK CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

              Form 10-K for the Fiscal Year ended September 27, 1998

                                TABLE OF CONTENTS



                                                                                                PAGE
                                                                                                ----
                                      PART I
                                                                                                Page
                                                                                                ----
Item 1. Business ................................................................................ 1
Item 2. Properties .............................................................................. 3
Item 3. Legal Proceedings ....................................................................... 5
Item 4. Submission of Matters to a Vote of Security Holders ..................................... 5
Item 4A.Executive Officers of the Registrant .................................................... 5

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.................... 6
Item 6. Selected Financial Data ................................................................. 6
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ... 6
Item 7A. Quantitative and Qualitative Discussion about Market Risk .............................. 7
Item 8. Financial Statements and Supplementary Data ............................................. 7
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .... 7

                                     PART III

Item 10. Directors and Executive Officers of the Registrant ..................................... 7
Item 11. Executive Compensation ................................................................. 7
Item 12. Security Ownership of Certain Beneficial Owners and Management ......................... 7
Item 13. Certain Relationships and Related Transactions ......................................... 8

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K ............................................................................ 8

                                      PART I

ITEM 1.  BUSINESS

      Ruddick Corporation (the "Registrant") is a holding company which, through its wholly owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. ("Harris Teeter") operates a regional chain of supermarkets in five southeastern states and American & Efird, Inc. ("A&E") manufactures and distributes industrial and consumer sewing thread.

      At September 27, 1998, the Registrant and its subsidiaries had total consolidated assets of $931,618,000 and had approximately 20,700 employees. The principal executive offices of the Registrant are located at 1800 Two First Union Center, Charlotte, North Carolina 28282.

      Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company. In 1969, the Registrant acquired Harris Teeter. Also in 1969, the Registrant acquired the predecessor of Jordan Graphics, Inc. ("Jordan Graphics"). On January 23, 1996, substantially all of the assets of Jordan Graphics were sold to The Reynolds and Reynolds Company. In addition, as of the beginning of fiscal year 1996, Ruddick Investment Company redefined its business to emphasize the development of selected sites for Harris Teeter stores. Further, in fiscal year 1998, these real estate development activities were fully made the direct and integral responsibility of Harris Teeter. Ruddick Investment Company will continue to manage its venture capital investment holdings but future equity investment will be limited and made primarily through investments in certain venture capital funds. Due to continued growth of the Harris Teeter and A&E businesses, Ruddick Investment's relative size to the consolidated Company has declined and is no longer considered an operating company. For certain other information regarding the Company's venture capital and real estate holdings, see the Note entitled "Investments" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the Registrant's 1998 Annual Report to Shareholders (the "1998 Annual Report"), which information is incorporated herein by reference.

      The two businesses in which the Registrant engages through its principal operating subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled "Industry Segment Information" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the 1998 Annual Report, which information is incorporated herein by reference.

      The only foreign operations conducted by the Registrant are through A&E. Neither of the two businesses engaged in by the Registrant would be characterized as seasonal.

      The Registrant employs eighteen people, including four executives who formulate and implement overall corporate objectives and policies. The Registrant's employees perform functions in a number of areas including finance, accounting, audit, insurance, reporting, employee benefits and public and shareholder relations. The Registrant assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Registrant.

                                  HARRIS TEETER

      Harris Teeter operates supermarkets in North Carolina (93), South Carolina
(22), Virginia (17), Georgia (9) and Tennessee (3) for sales of groceries, produce, meat and seafood, delicatessen items, bakery items, beer and wines and non-food items such as health and beauty care, floral and other products normally offered for sale in supermarkets. Harris Teeter has a program in place whereby each retail store will undergo a major remodel every eight years. Harris Teeter remodeled 27 stores during fiscal 1998 and expects to remodel 32 stores in fiscal 1999. In addition, ten new stores were opened and four older, less profitable, stores were sold or closed in fiscal 1998. As of fiscal year end, Harris Teeter had 144 stores in operation. Its principal offices and distribution facility containing cold storage perishable products and dry groceries are located near Charlotte, North Carolina. Another dry grocery, cold storage perishable and frozen storage facility is located in Greensboro, North Carolina. Both distribution facilities underwent major expansion during fiscal 1997 and 1998, which expansions were completed in May 1998. Harris Teeter produces dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter's sales constituted 86% of the Registrant's consolidated sales in fiscal 1998 (84% in fiscal 1997 and 86% in fiscal 1996).

      The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains, some of which are larger in terms of assets and sales, as well as with independent merchants. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry and is expected to continue. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of customers has a material effect upon the business of Harris Teeter.

      At fiscal year end, Harris Teeter employed approximately 9,500 persons full-time and 7,800 part-time. Warehouse employees and drivers at Harris Teeter's warehouse near Charlotte, North Carolina are represented by a union, but Harris Teeter is not party to a collective bargaining agreement covering such employees. Harris Teeter considers its employee relations to be good.

                                      A & E

            A&E is a leading manufacturer and distributor of sewing thread, produced from natural and synthetic fibers, for worldwide industrial and consumer markets. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. The company's sales are primarily for industrial sewing thread products, which are sold to manufacturers through A&E's employed sales representatives, commissioned agents and distributors. In addition, A&E produces the Signature line of consumer sewing thread, which is sold through independent retail outlets. A&E also distributes sewing supplies manufactured by other companies. A&E's sales constituted 14% of the Registrant's consolidated sales in fiscal 1998 (16% in fiscal 1997 and 14% in fiscal 1996).

      Over 70% of A&E's sales are industrial thread for use in apparel products. The apparel market is made up of many categories, servicing both genders and diverse age groups, including jeanswear, underwear, menswear, womenswear, outerwear, intimate apparel, workwear and childrenswear. A&E also manufacturers industrial thread for use in a wide variety of non-apparel products including home furnishings, automotive, footwear, upholstered furniture, sporting goods, caps and hats, gloves, leather products, medical products and tea bag strings.

      Headquartered in Mt. Holly, North Carolina, the company operates 13 modern manufacturing facilities in North Carolina. These facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to manufacturing, A&E operates 16 distribution centers in the U. S. and one in Puerto Rico.

      A&E also has wholly owned operations in Belgium, Canada, Costa Rica, England, Guatemala, Honduras, Hong Kong, Ireland, Mexico and Malaysia, a majority-owned joint venture in China and minority interest in ventures in the Dominican Republic and Italy. The company's value of assets in these operations totals approximately $74 million. Management expects to continue to expand foreign production and distribution operations, through joint ventures, acquisitions or wholly owned start-up companies.

      The domestic order backlog, believed to be firm, as of the end of the 1998 fiscal year was approximately $14,329,000 versus $13,941,000 at the end of the preceding fiscal year. The majority of the order backlog is expected to be filled within three weeks of fiscal year end. The international order backlog is not material. A&E has approximately 9,300 domestic and 4,700 international customer accounts which are active. In fiscal 1998, no single customer accounted for more than 8% of total net sales, and the ten largest accounted for 22% of total net sales.

      A&E purchases cotton from farmers and domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers and are currently available in an adequate supply.

      A&E has been issued two patents and has a patent application pending in several jurisdictions. There are no material licenses, franchises or concessions held by A&E. Research and Development expenditures were $405,000 and $328,000 in fiscal 1998 and fiscal 1997, respectively, none of which were sponsored by customers. Three employees are engaged in this activity on a full-time basis.

      The industrial sewing thread industry is highly competitive. A&E is believed to be one of the largest producers in the domestic industrial thread market. Principal competitors include Coats American, Inc., Barbour Threads, Inc. and imported products sold primarily through distributors. Principal competitive factors include quality, service, and price. In the consumer thread market, A&E competes with a number of large, well-established companies, including Coats American, Inc.

      A&E employed approximately 3,400 persons worldwide as of the end of fiscal 1998. A&E considers its employee relations to be good.

ITEM 2.  PROPERTIES

      The executive offices of the Registrant are located in approximately 8,000 square feet of leased space in a downtown office tower at 1800 Two First Union Center, Charlotte, North Carolina, 28282.

      Harris Teeter owns its principal offices, which consist of 116,000 square feet of space located on a 10-acre tract of land near Charlotte, North Carolina. Harris Teeter also owns a 104-acre tract east of Charlotte where a cold storage and dry grocery distribution facility is located. This facility was expanded during fiscal 1997 and 1998 to include approximately 338,000 square feet of dry grocery warehouse and approximately 252,000 square feet of storage for refrigerated or perishable goods. Harris Teeter also owns a 49-acre tract in Greensboro, North Carolina, which was also expanded during fiscal 1997 and 1998 to contain approximately 550,000 square feet of dry grocery warehousing, approximately 138,000 square feet of perishable warehouse and approximately 139,000 square feet of frozen goods storage. Harris Teeter owns an 18,050 square foot milk processing plant located on 8.3 acres of land in Charlotte, North Carolina and an 81,900 square foot milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina. Harris Teeter operates its retail stores primarily from leased properties. The base annual rentals on leased store and warehouse properties as of September 27, 1998 aggregated approximately $54,473,000 net of sublease rentals of approximately $1,095,000. In addition to the base rentals, the majority of the lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended September 27, 1998, the additional rental amounted to approximately $1,157,000. Harris Teeter's supermarkets range in size from approximately 12,000 square feet to 66,000 square feet, with an average size of approximately 39,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years.


HARRIS TEETER STORE DATA                          1996        1997        1998
                                                  ----        ----        ----

Stores Open at End of Period                       134          138          144

Average Weekly Net Sales Per Store*         $  259,160   $  272,924   $  292,124

Average Square Footage Per Store                36,273       38,076       39,155

Average Square Footage Per New
   Store Opened During Period                   57,610       50,191       45,966

Total Square Footage at End
   of Period                                 4,860,546    5,254,457    5,638,261

*Computed on the basis of aggregate sales of stores open for a full year.


      A&E's principal offices and thirteen domestic manufacturing plants are all owned by A&E and are all located in North Carolina. Manufacturing and related warehouse facilities have an aggregate of 2,225,093 square feet of floor space and an insured value of $569,874,000. A&E has the capacity to produce annually approximately 42,750,000 pounds of industrial sewing thread and has a dyeing capacity of approximately 48,500,000 pounds per year. Capacities are based on 168 hours of operations per week.

      A&E leases sixteen distribution centers scattered throughout its domestic markets with an aggregate of 391,441 square feet of floor space and an approximate annual rent of $1,485,000.

      Through subsidiaries, A&E also owns 4 international manufacturing and/or distribution facilities with an aggregate of 289,608 square feet of floor space and an approximate insured value of $20,200,000. A&E leases another 19 international facilities with an aggregate of 345,336 square feet of floor space and an approximate annual rent of $1,300,000. The subsidiaries which are engaged in manufacturing have a sewing thread dyeing capacity of approximately 14,400,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its subsidiaries, A&E also has a minority interest in certain joint ventures.


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

      The Registrant and its subsidiaries are involved in various lawsuits and environmental and patent matters arising from time to time in the normal course of business. These matters considered in the aggregate have not had, nor does the Registrant expect them to have, a material effect on the Registrant's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following list contains the name, age, positions and offices held, and period served in such positions or offices for each of the executive officers of the Registrant.

      R. Stuart Dickson, age 69, has been Chairman of the Executive Committee since February 1994. Prior to that time he had been Chairman of the Board of the Registrant since its formation in October 1968.

      Alan T. Dickson, age 67, has been Chairman of the Board since February 1994. Prior to that time he had been President of the Registrant since its formation in October 1968.

      Thomas W. Dickson, age 43, has been President of the Registrant since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Registrant. He also served as A&E's President from February 1994 to August 1996 and Executive Vice President from 1991 to 1994.

      Richard N. Brigden, age 59, has been Vice President-Finance of the Registrant since December 1983.

      Fred J. Morganthall, II, age 47, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

      Fred A. Jackson, age 48, has been President of A&E since August 1996. Prior to that time, for more than five years, he served as its Senior Vice President-Industrial Thread Sales.

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

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The information required for this item is incorporated herein by reference to the following sections of the Registrant's 1998 Annual Report: information regarding the principal market for Common Stock, number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in the 1998 and 1997 fiscal years is incorporated by reference to the Note headed "Quarterly Information (Unaudited)" to the Notes to Consolidated Financial Statements; and information regarding restrictions on the ability of the Registrant to pay cash dividends is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity" and the Note headed "Long-Term Debt" to the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

      The information required for this item, for each of the last five fiscal years, is incorporated herein by reference to the section headed "Eleven-Year Financial and Operating Summary" in the Registrant's 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required for this item is incorporated herein by reference to the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Registrant's market risk sensitive instruments do not subject the Registrant to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Registrant, including the Report of Independent Public Accountants thereon, are incorporated herein by reference from the Registrant's 1998 Annual Report.

      The required supplementary financial information is incorporated herein by reference from the Note headed "Quarterly Information (Unaudited)" of the Notes to Consolidated Financial Statements in the Registrant's 1998 Annual Report.

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

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with respect to executive officers is set forth above in Part I, Item 4A. The other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement dated January 4, 1999, filed with the Securities and Exchange Commission with respect to the Registrant's 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors -Directors' Fees and Attendance" and "Executive Compensation" in the Registrant's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Election of Directors-Beneficial Ownership of Company Stock" in the Registrant's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) Financial Statements: The following report and financial statements are incorporated herein by reference to the Registrant's 1998 Annual
         Report:

         Consolidated Balance Sheets, September 27, 1998 and September 28,
         1997

         Statements of Consolidated Income and Retained Earnings for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

         Statements of Consolidated Cash Flows for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

    (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

         Report of Independent Public Accountants for each of the fiscal
         years in the three year period ended September 27, 1998        Page S-1

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

3.2         Amended and Restated Bylaws of the Registrant.                                +

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

4.3         $50,000,000 7.55% Senior Series B Notes due July 15, 2017 and                 *
            $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the
            Note Purchase and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of
            America, incorporated herein by reference to Exhibit 4.3 of the
            Registrant's Annual Report on Form 10-K for the fiscal year period ended September 28, 1997 (Commission File No. 1-6905).

            The Registrant has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Commission upon request.

10.1        Description of Incentive Compensation Plans, incorporated herein by           *
            reference to Exhibit 10.1 of the Registrant's Annual Report on Form
            10-K for the fiscal year ended September 29, 1996 (Commission No.
            1-6905).**



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

10.8        Description of the Registrant's Long Term Key Management Incentive            *
            Program, incorporated herein by reference to Exhibit 10.7 of the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            September 29, 1991 (Commission File No. 1-6905).**


                                                                                    Sequentially
Exhibit                                                                               Numbered
Number            Description of Exhibit                                                Page
------            ----------------------                                                ----
10.9        Ruddick Corporation Irrevocable Trust for the Benefit of                      *
            Participants in the Long Term Key Management Incentive Program,
            incorporated herein by reference to Exhibit 10.9 of the Registrant's
            Annual Report on Form 10-K for the fiscal year ended September 30,
            1990 (Commission File No. 1-6905).**

10.10       Rights Agreement dated November 15, 1990 by and between the                   *
            Registrant and Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current
            Report on Form 8-K dated November 21, 1990 (Commission File No.
            1-6905).

10.11       Ruddick Corporation Senior Officers Insurance Program Plan                    *
            Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form
            10-K for the fiscal year ended September 27, 1992 (Commission File
            No. 1-6905).**

10.12       Ruddick Corporation Nonstatutory Stock Option Agreement                       *
            Between the Registrant and Edwin B. Borden, Jr., incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended December 29, 1996
            (Commission File No. 1-6905).**

10.13       Ruddick Corporation Nonstatutory Stock Option Agreement                       *
            Between the Registrant and Beverly F. Dolan, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended December 29, 1996
            (Commission File No. 1-6905).**

10.14       Ruddick Corporation Nonstatutory Stock Option Agreement                       *
            Between the Registrant and Roddey Dowd, Sr., incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended December 29, 1996
            (Commission File No. 1-6905).**

10.15       Ruddick Corporation Nonstatutory Stock Option Agreement                       *
            Between the Registrant and James E.S. Hynes, incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended December 29, 1996
            (Commission File No. 1-6905).**








                                                                                     Sequentially
Exhibit                                                                                Numbered
Number            Description of Exhibit                                                 Page
------            ----------------------                                                 ----

10.16       Ruddick Corporation Nonstatutory Stock Option Agreement Between the           *
            Registrant and Hugh L. McColl, Jr., incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q
            for the quarterly period ended December 29, 1996 (Commission File
            No. 1-6905).**

10.17       Ruddick Corporation 1995 Comprehensive Stock Option Plan,                     *
            incorporated herein by reference to Exhibit 10.1 of the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended June
            30, 1996 (Commission File No. 1-6905).**

10.18       Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan,           *
            incorporated herein by reference to Exhibit 10.1 of the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended
            December 28, 1997 (Commission File No. 1-6905).**

10.19       Ruddick Corporation Director Deferred Plan, incorporated herein by            *
            reference to Exhibit 10.2 of the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended March 29, 1998 (Commission
            File No. 1-6905).**

10.20       Ruddick Corporation Senior Officers Insurance Program, incorporated           *
            herein by reference to Exhibit 10.3 of the Registrant's Quarterly
            Report on Form 10-Q for the quarterly period ended March 29, 1998
            (Commission File No. 1-6905).**

11          Statement Regarding the Computation of Per Share Earnings.                    +

13          Ruddick Corporation 1998 Annual Report to Shareholders: Consolidated          +
            Financial Statements on pages 24 to 37 and sections headed
            "Management's Discussion and Analysis of Financial Condition and
            Results of Operations" (pages 20 to 23) and "Eleven-Year Financial and Operating Summary" (pages 38 and 39) only.

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


(b) Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the three months ended September 27, 1998.

(c)  Exhibits
     See (a ) (3) above.

(d)  Financial Statement Schedules See (a) (2) above.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RUDDICK CORPORATION
                                  (Registrant)


                             By:  /s/ Thomas W. Dickson
                                 -----------------------
                                 Thomas W. Dickson, President

Dated: December 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

           Name                   Title                               Date
           ----                   -----                               ----

/s/ Thomas W. Dickson        President and Director            December 28, 1998
-------------------------    (Principal Executive Officer)
Thomas W. Dickson

/s/ Richard N. Brigden       Vice President-Finance            December 28, 1998
-------------------------    (Principal Financial Officer)
Richard N. Brigden

/s/ Douglas A. Stephenson    Vice President and Treasurer      December 28, 1998
--------------------------   (Principal Accounting Officer)
Douglas A. Stephenson

/s/ John R. Belk             Director                          December 28, 1998
--------------------------
John R. Belk

/s/ Edwin B. Borden, Jr.     Director                          December 28, 1998
--------------------------
Edwin B. Borden, Jr.

/s/ John W. Copeland         Director                          December 28, 1998
--------------------------
John W. Copeland

/s/ Alan T. Dickson          Chairman of the Board             December 28, 1998
--------------------------   and Director
Alan T. Dickson

/s/ R. Stuart Dickson        Chairman of the Executive         December 28, 1998
--------------------------   Committee and Director
R. Stuart Dickson



           Name                   Title                               Date
           ----                   -----                               ----

/s/ Roddey Dowd, Sr.         Director                          December 28, 1998
--------------------
Roddey Dowd, Sr.

--------------------         Director
James E. S. Hynes

--------------------         Director
Hugh L. McColl, Jr.

/s/ Anna S. Nelson           Director                          December 28, 1998
------------------
Anna S. Nelson

/s/ Harold C. Stowe          Director                          December 28, 1998
-------------------
Harold C. Stowe

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Ruddick Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ruddick Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    /s/ ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 23, 1998

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
AND RESERVES

FOR THE FISCAL YEARS ENDED

SEPTEMBER 29, 1996, SEPTEMBER  28, 1997                SCHEDULE II
AND SEPTEMBER 27, 1998
           (in thousands)





   ---------------------------------------------------------------------------------------
              COLUMN A              COLUMN B      COLUMN C       COLUMN D       COLUMN E
   ---------------------------------------------------------------------------------------

                                     BALANCE     ADDITIONS
                                  AT BEGINNING   CHARGED TO                     BALANCE
                                    OF FISCAL    COSTS AND                       AT END
            DESCRIPTION               YEAR        EXPENSES      DEDUCTIONS     OF PERIOD
------------------------------------------------------------------------------------------
   Fiscal Year Ended September
   29, 1996:
     Reserves deducted from
       assets to which they apply -

         Allowance For Doubtful
   Accounts..........                     $1,727         $428             $757*     $1,398
                                  ========================================================


   Fiscal Year Ended September
   28, 1997:
     Reserves deducted from
      assets to which they apply -
         Allowance For Doubtful
   Accounts..........                     $1,398       $1,704           $1,097*     $2,005
                                  ========================================================


   Fiscal Year Ended September
   27, 1998:
     Reserves deducted from
   assets to which they apply -
         Allowance For Doubtful
   Accounts..........                     $2,005       $2,145           $2,104*     $2,046
                                  ========================================================



*Represents accounts receivable balances written off as uncollectible, less recoveries.