Form 10-Q
period 1998-12-27
RUDDICK CORP
filed 1999-02-09
CIK 85704

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 27,1998

                              OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from____________to___________
        Commission file number  ________1-6905_________________


                        RUDDICK CORPORATION
      (Exact name of registrant as specified in its charter)


             NORTH CAROLINA                          56-0905940
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)            Identification No.)

      1800 Two First Union Center
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

                Yes      X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding Shares
           Class                     As of February 4, 1999
       --------------              --------------------------
       Common Stock                     46,647,628 shares


                         RUDDICK CORPORATION

                               INDEX


                                                           PAGE NO.

   PART I.     FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS
               CONSOLIDATED CONDENSED BALANCE SHEETS -
               DECEMBER 27, 1998 AND SEPTEMBER 27, 1998         2

               CONSOLIDATED CONDENSED STATEMENTS OF
               INCOME - THREE MONTHS ENDED
               DECEMBER 27, 1998 AND DECEMBER 28, 1997          3

               CONSOLIDATED CONDENSED STATEMENTS OF
               TOTAL NONOWNER CHANGES IN EQUITY -
               THREE MONTHS ENDED DECEMBER 27, 1998
               AND DECEMBER 28, 1997                             4

               CONSOLIDATED CONDENSED STATEMENTS OF
               CASH FLOWS - THREE MONTHS ENDED
               DECEMBER 27, 1998 AND DECEMBER 28, 1997           5

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                        6

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                        7-11

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                 11


 PART II.      OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  12


 SIGNATURES                                                      12



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
           (in thousands)
                              December 27,   September 27,
     ASSETS                       1998           1998
     ------                   (Unaudited)     (Unaudited)
                              -----------    -------------
CURRENT ASSETS:
  Cash and Temporary Cash
    Investments               $    26,683    $    16,668
  Accounts Receivable, Net         79,973         76,948
  Inventories                     229,715        211,404
  Other                            29,785         27,733
                              -----------    -----------
    Total Current Assets          366,156        332,753
PROPERTY, NET                     518,652        513,788
INVESTMENTS AND OTHER ASSETS       87,837         85,077
                              -----------    -----------
     Total                    $   972,645    $   931,618
                              ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Notes Payable               $     1,759    $     2,411
  Current Portion of
    Long-Term Debt                    385            571
  Accounts Payable                157,161        149,875
  Income Taxes Payable             11,394          5,456
  Other Accrued Liabilities        63,750         87,107
                              -----------    -----------
    Total Current Liabilities     234,449        245,420

LONG-TERM DEBT                    233,667        191,360

DEFERRED LIABILITIES               79,601         79,600

MINORITY INTEREST                   4,622          4,513

SHAREHOLDERS' EQUITY:
  Capital Stock - Common           55,635         54,686
  Retained Earnings               367,241        358,328
  Cumulative Translation
    Adjustments                    (2,570)        (2,289)
                              -----------    -----------
    Shareholders' Equity          420,306        410,725
                              -----------    -----------
      Total                   $   972,645    $   931,618
                              ===========    ===========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                  THREE MONTHS ENDED
                              ---------------------------
                              December 27,   December 28,
                                  1998           1997
                              (Unaudited)    (Unaudited)
                              ------------   ------------
NET SALES
  American & Efird            $     86,147   $     87,725
  Harris Teeter                    565,998        529,877
                              ------------   ------------
    Total                          652,145        617,602
                              ------------   ------------
GROSS PROFIT
  American & Efird                  25,251         25,611
  Harris Teeter                    152,960        142,774
                              ------------   ------------
    Total                          178,211        168,385
                              ------------   ------------
OPERATING PROFIT
  American & Efird                  11,342         10,621
  Harris Teeter                     14,438         13,425
                              ------------   ------------
    Total                           25,780         24,046
                              ------------   ------------
OTHER COSTS AND DEDUCTIONS
  Interest expense, net              3,737          4,105
  Other expense, net                 1,692          1,824
  Minority interest                    109            150
                              ------------   ------------
    Total                            5,538          6,079
                              ------------   ------------
Income before income taxes          20,242         17,967
Income taxes                         7,601          5,975
                              ------------   ------------
Net income                    $     12,641   $     11,992
                              ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING:
  Basic                         46,591,704     46,646,481
  Diluted                       46,862,258     46,981,727

NET INCOME PER SHARE -
  BASIC AND DILUTED                  $ .27         $ .26


DIVIDENDS DECLARED PER
  SHARE - Common                     $ .08         $ .08

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER CHANGES IN
EQUITY
(in thousands)
                                   THREE MONTHS ENDED
                              ---------------------------
                              December 27,   December 28,
                                  1998          1997
                              (Unaudited)    (Unaudited)
                              ------------   ------------
Net income                    $     12,641   $     11,992

Other nonowner changes
  in equity, net of tax:
  Foreign currency
    translation adjustment            (281)          (267)
                              ------------   ------------
Total nonowner changes
  in equity                   $     12,360   $     11,725
                              ============   ============

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                  THREE MONTHS ENDED
                              ---------------------------
                              December 27,   December 28,
                                  1998          1997
                              ------------   ------------
                              (Unaudited)    (Unaudited)
                              ------------   ------------
CASH FLOW FROM
  OPERATING ACTIVITIES
  Net Income                  $    12,641    $    11,992
  Non-Cash Items Included
    in Net Income
    Depreciation and
      Amortization                 17,224         15,701
    Other, Net                     (2,535)          (983)
  Decrease (Increase) in
    Current Assets                (23,006)        (8,204)
  Increase (Decrease) in
    Current Liabilities           (10,786)       (32,315)
                              -----------    -----------
NET CASH USED IN OPERATING
  ACTIVITIES                       (6,462)       (13,809)
                              -----------    -----------
INVESTING ACTIVITIES
  Capital Expenditures            (22,324)       (34,432)
  Cash Proceeds from Sale
    of Property                       862             35
  Company Owned Life
    Insurance, Net                 (3,536)         9,575
  Other, Net                        1,397         (1,851)
                              -----------    -----------
NET CASH USED IN INVESTING
  ACTIVITIES                      (23,601)       (26,673)
                              -----------    -----------

FINANCING ACTIVITIES
  Proceeds of Long-Term
    Borrowings                     42,637         37,800
  Payment of Principal on
    Long-Term Debt                   (498)          (124)
  Dividends                        (3,728)        (3,735)
  Other, Net                        1,667            762
                              -----------    -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES             40,078         34,703
                              -----------    -----------
INCREASE (DECREASE) IN
  BALANCE SHEET CASH               10,015         (5,779)
BALANCE SHEET CASH AT
  BEGINNING OF PERIOD              16,668         17,150
                              -----------    -----------

BALANCE SHEET CASH AT
  END OF PERIOD               $    26,683    $    11,371
                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Cash Paid During the
    Period for:
    Interest                  $     3,769    $     3,902
    Income Taxes              $     2,639    $     3,412

                     RUDDICK CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         (UNAUDITED)



     IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED
     REFLECTS ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL
     RECURRING ACCRUALS) NECESSARY TO PRESENT FAIRLY THE
     RESULTS FOR THE INTERIM PERIODS PRESENTED.

     THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130, "REPORTING COMPREHENSIVE INCOME", EFFECTIVE WITH THE BEGINNING OF ITS FIRST FISCAL QUARTER OF 1999 AND, ACCORDINGLY, HAS PRESENTED AN ADDITIONAL BASIC FINANCIAL STATEMENT "CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER CHANGES IN EQUITY" WHICH REPORTS NET INCOME, AS REPORTED UNDER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, ADJUSTED FOR EACH APPLICABLE COMPONENT OF NONOWNER CHANGES IN SHAREHOLDERS' EQUITY.

     THE COMPANY ADOPTED SFAS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", EFFECTIVE WITH THE BEGINNING OF ITS FIRST FISCAL QUARTER OF 1999. THIS PRONOUNCEMENT WILL REQUIRE, EFFECTIVE FOR THE COMPANY'S FISCAL YEAR ENDING OCTOBER 3, 1999, ANNUAL FINANCIAL STATEMENTS, AND FOR INTERIM AND ANNUAL REPORTING PERIODS IN FISCAL 2000 AND THEREAFTER, NEW STANDARDS OF DISCLOSURE FOR INFORMATION ABOUT OPERATING SEGMENTS OF THE ENTERPRISE AND RELATED DISCLOSURES ABOUT PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS.




 ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

         The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters ended December 27, 1998 and December 28, 1997:

      (In Thousands)                   Quarter Ended
                             ---------------------------------

                              December 27,        December 28,
                                 1998                1997
                             ----------------   --------------
     Net Sales
        American & Efird      $  86,147           $  87,725
        Harris Teeter           565,998             529,877
                              ---------           -----------
          Total               $ 652,145           $ 617,602


     Gross Profit
        American & Efird      $  25,251           $  25,611
        Harris Teeter           152,960             142,774
                              ----------          -----------
          Total               $ 178,211           $ 168,385


     Operating Profit
        American & Efird      $  11,342           $  10,621
        Harris Teeter            14,438              13,425
                              __________          ___________
          Total               $  25,780           $  24,046

     Consolidated sales of $652 million in the first quarter of fiscal 1999 increased 5.6% over the $618 million reported for the comparable period last year. Total gross profit was up 5.8% from $168 million in the first quarter of fiscal 1998 to $178 million in fiscal 1999.
Total operating profit of $25.8 million increased 7.2% from $24.0 million last year. Net income of $12.6 million increased 5.4% from the $12.0 million reported in the first fiscal quarter last year, and the quarter's basic and diluted earnings per share rose from $.26 in fiscal 1998 to $.27 in fiscal 1999. Due to the higher operating profit for both Harris Teeter and A&E and a slight reduction in interest expense, Ruddick's pre-tax earnings rose by 12.7%, from $18.0 million in the fiscal first quarter of 1998 to $20.2 million in the current quarter. As expected, however, the Company's income tax rate increased from 33.3% in the prior year quarter to 37.5% in the current quarter due to the reduction of favorable tax attributes related to Company owned life insurance, and thereby diminished the growth in net income.

     In the first quarter of fiscal 1999, A&E sales of $86.1 million decreased 1.8% from the $87.7 million reported for the comparable period last year, due to the elimination of $1.3 million in sales from the Korean operations that were closed in June 1998 and the continued softness in demand for thread in U.S. apparel markets and certain other global markets. The relative softness in U.S.
apparel markets was apparently due, in part, to inventory excesses, increased apparel imports from Asia, a current trend to higher-priced designer wear thereby reducing unit sales of apparel and the continued growth of apparel production outside of the U.S. Sales in Mexico continued to show strong growth, up 64% over the prior year quarter, as U.S. apparel manufacturing continued to shift to Latin America as a result of NAFTA, and sales also increased in Canada, Europe and Asia, excluding Korea. A&E's gross profit of $25.3 million in the first quarter of fiscal 1999 declined 1.4% from $25.6 million in the first quarter last year as gross margin on sales remained relatively flat. Operating profit of $11.3 million in the first quarter of fiscal 1999 grew by 6.8% from $10.6 million in the comparable period last year. Excluding the $900,000 operating loss recorded in the first quarter of fiscal 1998 from Korea, A&E's operating profit fell by 1.6% compared to the prior year quarter. Most of the foreign operations of A&E generated improvements in operating profitability, although none are individually material to the Company. A&E's operating profit in the U.S. market, which displayed a 5% reduction in comparison to the prior year quarter, reflected the reduction in manufacturing operating schedules, which decreased overall profitability, due to the continuation of relatively sluggish demand.

     Harris Teeter sales in the first quarter of fiscal 1999 of $566.0 million increased by 6.8% over the $529.9 million reported for the comparable period last year. Net sales for stores in operation during both periods increased by 1.2%. These increases were achieved despite the intensely competitive supermarket environment in the company's markets and the lack of inflation in the grocery sector, both conditions which the company expects to continue for the foreseeable future. The comparative sales results are believed to reflect the continued success of the company's merchandising efforts, including more aggressive promotional, advertising and customer service activities, and the greater use of the customer loyalty card, collectively offsetting in part the adverse effects of competitive store openings. Gross profit of $153.0 million increased by 7.1% from $142.8 million in the first fiscal quarter of 1998 and gross margin on sales improved slightly despite the very competitive pricing environment due to careful management of the company's promotional strategies. Operating profit of $14.4 million increased by 7.5% over the $13.4 million reported for the comparable period last year. Operating margin on sales increased slightly due to a favorable combination of higher sales and improved control of store operating expenses. At December 27, 1998, 147 stores were in operation, up from 139 at December 28, 1997. Harris Teeter opened four new stores, including entering its sixth state with the successful opening of a Jacksonville, Florida store, and closed one store during the quarter.

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

     The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of December 27, 1998, this percentage was 35.5%, as compared to 31.6% at September 27, 1998.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended December 27, 1998 was $82.8 million, and $75.6 million was outstanding at quarter end compared to $36.0 million at September 27, 1998. The additional borrowings under Ruddick's revolving credit facilities were used primarily for capital expenditures, while balance sheet cash increased by $10 million temporarily at quarter end as a result of bank closing schedules associated with the holidays. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt.


     Working capital of $131.7 million at December 27, 1998 increased $44.4 million from September 27, 1998, primarily the result of increases in inventories to support increased sales activity at Harris Teeter, reductions in accrued liabilities and the temporary increase in cash balances previously noted. The current ratio was 1.6 at December 27, 1998 and 1.4 at September 27, 1998.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     In the first three months, capital expenditures totaled
$22.3 million. A&E has spent $4.0 million of the $25 million it might spend in fiscal year 1999, and Harris Teeter has spent $18.1 million of an anticipated $110 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

Other Matters

     The Company is in the process of the modification or conversion of Company computer (IT) systems, as well as non-IT systems which have embedded technology such as microcontrollers, to provide for proper functioning beyond calendar year 1999. During the fiscal year ended September 28, 1997, the Company instituted plans and initiated its Year 2000 remediation programs by which it would complete such remediation by the end of April 1999 in the U.S. and June 1999 in its foreign operations, including final testing in all operations worldwide by September 1999. Routine periodic reports have displayed that the project activities are on schedule with the requirements of the Year 2000 remediation plan. At both Harris
Teeter and A&E, the assessment and technical plan development phases have been completed and the companies are at various levels of completion of the remediation implementation and testing phases.
As of December 27, 1998, Harris Teeter remediation was 85% complete and A&E remediation was 98% complete in the U.S. in their respective mission-critical, IT and non-IT systems. A&E has foreign operations which are not material to the Company as a whole; even so, the programming for just the Latin American IT system model is 100% complete and all foreign entities are scheduled for completion on various dates up to June 30, 1999. At both Harris Teeter and A&E, the integration testing of most U.S. systems is already underway and compliance testing will proceed on a priority basis for completion by September 1999. A current assessment of the total amount of Year 2000 remediation expenditures over the fiscal years 1997 through completion in 1999 yielded an estimate of $2.9 to $3.1 million.
The combined companies have spent $1.6 million cumulatively for all periods prior to December 27, 1998, and expect to spend $1.4 million more during the remainder of fiscal year 1999 in order to complete the Year 2000 remediation and testing. Maintenance and modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company has formal correspondence programs with its major suppliers and its major thread customers, of which no single customer exceeds 8% of A&E sales, for inquiry, monitoring and assessing their Year 2000 remediation plans and efforts. All costs of their remediation will be borne by the suppliers and customers. Management expects that the costs of the Company's Year 2000 remediation will have no material impact on its results of operations, liquidity and capital resources and further, that resources are available to complete the modification and conversion as planned. It must be recognized, however, that failure to do so could have a material adverse effect on the Company's future results of operations. The Company is currently developing contingency plans to address the potential worst-case scenarios which could conceivably evolve in mission-critical systems, presumably as a result of the lack of readiness of outside parties. This will include temporary and manual procedures to follow in the event of a system or subsystem failure. In reference to the supply of goods and services by vendors, the contingency plans will largely take into account the vendors' progress to adequately address the Year
2000 issue. The contingency plans are scheduled to be completed by the end of the second calendar quarter of 1999.

     As a result of federal legislation which phased out interest deductions on certain policy loans and thereby significantly diminished the favorable tax attributes of Company owned life insurance ("COLI"), the Company's effective income tax rate, in comparison to the prior year quarter, has risen to a level slightly below statutory rates domestically. The Company has recorded income tax reductions of approximately $25 million cumulatively as the result of COLI interest deductions from October 1993 through December 27, 1998. The Internal Revenue Service, on a comprehensive national level, is evaluating its position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS has issued Technical Advice Memoranda regarding the COLI deductibility to taxpayers unrelated to the Company. Management understands that the adverse position taken by the IRS will be subjected to extensive challenges in the courts.
In the event that the IRS prevails, this outcome could result in a material impact upon the Company's future income taxes and results of operations.

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

     Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following:
     -generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,
     -changes in the competitive environment, including increased competition in the Company's primary geographic markets, the entry of new competitors and consolidation in the supermarket industry,
     -economic or political changes in the countries in which the Company operates or adverse trade regulations,
     -the passage of future tax legislation, or any regulatory position which prevails, if any, that could have an adverse impact on the tax benefits of the ESOP dividends and COLI,
     -management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements,
     -changes in the Company's capital expenditures, new store openings and store closings, and
     -non-availability of resources for the Company, or its suppliers and customers, to complete their respective Year 2000 compliance effectively.



ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk


     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.


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

                             RUDDICK CORPORATION

  DATE:   February 9, 1999   /s/ R. N. Brigden
                             R. N. BRIGDEN
                             VICE PRESIDENT - FINANCE
                             (PRINCIPAL FINANCIAL OFFICER)







                             EXHIBIT INDEX



     Exhibit No.
    (per Item 601             Description of         Sequential
     Of Reg. S-K)                 Exhibit              Page No.


            11        Statement Re:  Computation of Per Share
                      Earnings

            27        Financial Data Schedule