Form 10-Q
period 1999-03-28
RUDDICK CORP
filed 1999-05-11
CIK 85704

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 28, 1999

                               OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from____________to___________
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

                                            X
                                     Yes   -----      No   -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding Shares
              Class                        As of May 11, 1999
           ______________                _________________________
           Common Stock                     46,521,003 shares

                      RUDDICK CORPORATION
                             INDEX

                                                            PAGE NO.
                                                           __________
PART I.   FINANCIAL INFORMATION

   ITEM 1.     FINANCIAL STATEMENTS
               CONSOLIDATED CONDENSED BALANCE SHEETS -
               MARCH 28, 1999 AND SEPTEMBER 27, 1998             2

               CONSOLIDATED CONDENSED STATEMENTS OF
               INCOME - THREE MONTHS AND SIX MONTHS
               ENDED MARCH 28, 1999 AND MARCH 29, 1998           3

               CONSOLIDATED CONDENSED STATEMENTS OF
               TOTAL NONOWNER CHANGES IN EQUITY -
               THREE MONTHS AND SIX MONTHS ENDED
               MARCH 28, 1999 AND MARCH 29, 1998                  4

               CONSOLIDATED CONDENSED STATEMENTS OF
               CASH FLOWS - SIX MONTHS ENDED
               MARCH 28, 1999 AND MARCH 29, 1998                  5

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                         6

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                        7-12

   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                 12

PART II.  OTHER INFORMATION

    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                 13

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                 14


SIGNATURES                                                       14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
          (in thousands)
                                        March 28,         September 27,
   ASSETS                                  1999                1998
                                        (Unaudited)         (Unaudited)
                                     ----------------    -----------------
CURRENT ASSETS:
  Cash and Temporary Cash Investments  $     14,348        $     16,668
  Accounts Receivable, Net                   78,312              76,948
  Inventories                               223,438             211,404
  Other                                      38,768              27,733
                                     ------------------  -------------------
    Total Current Assets                    354,866             332,753

PROPERTY, NET                               519,541             513,788

INVESTMENTS AND OTHER ASSETS                 78,386              85,077
                                    -------------------   ------------------
                    Total               $   952,793         $   931,618
                                    ===================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                        $       1,775       $      2,411
  Current Portion of Long-Term Debt              387                571
  Accounts Payable                           132,244            149,875
  Income Taxes Payable                         8,469              5,456
  Other Accrued Liabilities                   76,371             87,107
                                    --------------------   -----------------
    Total Current Liabilities                219,246            245,420

LONG-TERM DEBT                               219,767             191,360

DEFERRED LIABILITIES                          82,243              79,600

MINORITY INTEREST                              4,425               4,513

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                      53,389              54,686
  Retained Earnings                          376,249             358,328
  Cumulative Translation Adjustments          (2,526)             (2,289)
                                     ---------------------  ----------------
      Shareholders' Equity                   427,112             410,725
                                     ---------------------   ---------------

        Total                             $  952,793          $  931,618
                                     =====================   ===============

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                          THREE MONTHS ENDED           SIX MONTHS ENDED
                        March 28,      March 29,     March 28,     March 29,
                          1999           1998           1999         1998
                       (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
                      -------------   ------------  ------------   -----------
NET SALES
  American & Efird    $    81,303    $    87,673    $   167,450   $  175,398
  Harris Teeter           564,336        528,589      1,130,334    1,058,466
                       ------------   -------------  ------------  -----------
    Total                 645,639        616,262      1,297,784    1,233,864
                       ------------   -------------   ------------  ------------

GROSS PROFIT
  American & Efird         24,030         24,731         49,281       50,342
  Harris Teeter           151,102        143,145        304,062      285,919
                       -------------   -------------   ------------  -----------
    Total                 175,132        167,876        353,343      336,261
                       -------------   -------------   ------------  -----------

OPERATING PROFIT
  American & Efird         10,816         10,037         22,158       20,658
  Harris Teeter            15,213         12,803         29,651       26,228
                       --------------  --------------   ------------ -----------
    Total                  26,029         22,840         51,809       46,886


OTHER COSTS AND DEDUCTIONS
   Interest expense, net    3,679          3,966          7,416        8,071
   Other expense, net       1,867          1,758          3,559        3,582
   Minority interest           84             65            193          215
                        -------------  ---------------   -----------  ---------

    Total                   5,630          5,789         11,168       11,868
                        -------------  ---------------   -----------  ----------

Income before income taxes 20,399         17,051         40,641       35,018
Income taxes                7,669          5,672         15,270       11,647
                        -------------  ---------------   ------------ ----------
Net income             $   12,730      $  11,379        $25,371      $23,371


WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
   OUTSTANDING:
    Basic                46,560,396     46,723,286     46,576,050  46,684,883
    Diluted              46,801,439     47,041,576     46,832,054  47,012,252

NET INCOME PER SHARE -
  BASIC AND DILUTED           $.27         $.24            $.54        $.50

DIVIDENDS DECLARED PER SHARE
  - Common                    $.08         $.08            $.16        $.16

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER
CHANGES IN EQUITY
(in thousands)


                         THREE MONTHS ENDED             SIX MONTHS ENDED

                        March 28,    March 29,       March 28,     March 29,
                          1999         1998            1999           1998
                       (Unaudited)  (Unaudited)     (Unaudited)   (Unaudited)
                       -----------  ------------    ------------  ------------
Net Income             $  12,730    $  11,379       $  25,371     $   23,371

Other nonowner changes in
 equity, net of tax:
 Foreign currency translation
 adjustment                   44         (165)           (237)         (433)
                       ------------  -----------     -------------  ------------
Total nonowner changes
  in equity            $  12,774    $   11,214       $  25,134     $   22,938
                       ============  ===========     =============  ==========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                                SIX  MONTHS ENDED
                                          March 28               March 29,
                                            1999                    1998
                                      -----------------      ----------------
                                        (Unaudited)              (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                            $     25,371            $     23,371
  Non-Cash Items Included in Net Income
    Depreciation and Amortization             34,715                  32,075
     Other, Net                               (1,256)                  1,785
  Decrease (Increase) in Current Assets      (23,997)                 (2,795)
  Increase (Decrease) in Current Liabilities (25,991)                (17,634)
                                        ----------------      ----------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                   8,842                   36,802
                                        ----------------      ----------------

INVESTING ACTIVITIES
  Capital Expenditures                        (40,800)               (56,574)
  Cash Proceeds from Sale of Property             950                    428
  Company Owned Life Insurance, Net             6,394                  6,450
  Other, Net                                    1,654                 (5,035)
                                        ----------------      -----------------
NET CASH USED IN INVESTING ACTIVITIES         (31,802)               (54,731)
                                        ----------------      ----------------

FINANCING ACTIVITIES
  Proceeds of Long-Term Borrowings              28,837                24,000
  Payment of Principal on Long-Term Debt          (580)                 (249)
  Dividends                                     (7,449)               (7,474)
  Other, Net                                      (168)                2,242
                                         ---------------       ---------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                     20,640                 18,519
                                         ----------------       --------------

INCREASE (DECREASE) IN BALANCE SHEET CASH       (2,320)                   590
BALANCE SHEET CASH AT BEGINNING OF PERIOD       16,668                 17,150
                                         -----------------      ----------------

BALANCE SHEET CASH AT END OF PERIOD      $      14,348          $      17,740
                                          ================      ===============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Period for:
      Interest                           $        7,561         $       8,077
      Income Taxes                       $       12,916         $      11,042

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations

     The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and six months ended March 28, 1999 and March 29, 1998:

     (In Thousands)           Quarter Ended              Six Months Ended
                           March 28,   March 29,      March 28,     March 29,
                             1999        1998           1999          1998
                           ---------  ----------      ---------    ----------
     Net Sales
        American & Efird   $  81,303   $  87,673      $  167,450   $  175,398
        Harris Teeter        564,336     528,589       1,130,334    1,058,466
                           ---------   ---------      ----------    ---------
          Total            $ 645,639   $ 616,262     $ 1,297,784   $1,233,864


     Gross Profit
        American & Efird   $   24,030   $  24,731     $    49,281   $  50,342
        Harris Teeter         151,102     143,145         304,062     285,919
                           ----------   ---------     -----------   ---------
          Total             $ 175,132   $ 167,876     $   353,343   $ 336,261

     Operating Profit
        American & Efird    $  10,816   $  10,037     $    22,158   $  20,658
        Harris Teeter          15,213      12,803          29,651      26,228
                            ---------   ---------      ----------   ---------
          Total             $  26,029   $  22,840     $    51,809    $ 46,886


   FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998

     Consolidated sales of $646 million in the second quarter of fiscal 1999 increased 4.8% over the $616 million reported for the comparable period last year. Total gross profit was up 4.3% from $168 million in the second quarter of fiscal 1998 to $175 million in fiscal 1999. Total operating profit of $26.0 million increased 14% from $22.8 million for the comparable period last year. Net income of $12.7 million increased 11.9% from the $11.4 million reported in the second fiscal quarter last year, and the quarter's basic and diluted earnings per share rose from $.24 in fiscal 1998 to $.27 in fiscal 1999. Due to the higher operating profit for both Harris Teeter and A&E and a reduction in interest expense, Ruddick's pre-tax earnings rose by 19.6%, from $17.1 million the fiscal second quarter of 1998 to $20.4 million in the current quarter. As expected, however, the Company's income tax rate increased from 33.3% in the prior year quarter to 37.6% in the current quarter due to the reduction of favorable tax attributes related to Company owned life insurance, and thereby diminished the growth in net income.

     In the second quarter of fiscal 1999, A&E sales of $81.3 million decreased 7.3% from the $87.7 million reported for the comparable period last year, primarily due to the continuation of soft demand for industrial thread, particularly in U.S. apparel markets, and further due to the elimination of

$1.1 million in sales from the Korean operations, which were closed in June 1998. Several U.S. apparel market segments were weak due to the substantial increase of apparel imports from Asia. However, A&E continued to take advantage of the growth in apparel production in Mexico, Central America and the Caribbean as a result of NAFTA. A&E's foreign sales increased by 15% in the quarter in comparison to the prior year period and accounted for 28% of A&E's total sales in the current quarter. A&E's gross profit of $24.0 million in the second quarter of fiscal 1999 declined 2.8% from $24.7 million in the second quarter last year. However, in spite of soft sales and a tough competitive environment worldwide, A&E was able to increase operating profitability. Operating profit of $10.8 million in the second quarter of fiscal 1999 grew by 7.8% from $10.0 million in the comparable period last year. Operating margins were favorably impacted by improved operating efficiencies worldwide and the elimination of losses associated with the company's Korean operations, which were closed in 1998. In addition, the current plan for consolidation of dyeing, finishing and distribution was completed during the quarter, including the consolidation of A&E's Salisbury, North Carolina dyehouse into its Gastonia, N.C. facility, as well as the reduction of total service centers in the U.S. from 17 at the beginning of the fiscal year to 14. These consolidations are designed to reduce expenses and enhance productivity. The majority of the foreign operations of A&E generated improvements in operating profitability, although none are individually material to the Company. A&E's operating profit in the U.S. market, which displayed a 7% reduction in comparison to the prior year quarter, reflected the reduction in manufacturing operating schedules, which decreased overall profitability, due to the continuation of relatively sluggish demand.

     Harris Teeter sales in the second quarter of fiscal 1999 of $564.3 million increased by 6.8% over the $528.6 million reported for the comparable period last year. Net sales for stores in operation during both periods increased by 1.54%. These increases were achieved despite the intensely competitive supermarket environment in the company's markets and the lack of inflation in the grocery sector, both conditions which the company expects to continue for the foreseeable future. The comparative sales results are believed to reflect the continued success of the company's merchandising efforts, including more aggressive promotional, advertising and customer service activities, and the greater use of the customer loyalty card. Gross profit of $151.1 million increased by 5.6% from $143.1 million in the second fiscal quarter of 1998 while gross margin on sales declined slightly due to aggressive promotions. Merchandising initiatives combined with improved control of store operating expenses resulted in an expansion of operating margins. Operating profit in the second fiscal quarter of 1999 of $15.2 million increased by a robust 18.8% over the $12.8 million reported for the comparable period last year. Operating margin on sales increased to 2.70% of sales in the current quarter from 2.42% of sales in the second quarter of fiscal 1998. At March 28, 1999, 148 stores were in operation, up from 141 at March 29, 1998. Harris Teeter opened one new store during the second quarter of fiscal 1999.

     In addition, Harris Teeter recently announced that it would acquire 10 Kroger stores in the Winston-Salem and Greensboro, North Carolina areas and sell 11 of its western Virginia stores to Kroger. The transaction is an asset purchase of lease rights, fixtures, equipment and some inventory. The transaction is expected to result in reduced operating profit of approximately
$5.5 million, or $3.3 million after tax, primarily in the third and fourth fiscal quarters, due to non-recurring expenses associated with the closings of the western Virginia stores and the opening of the new stores, as well as a lack of contribution from sales lost during the period. Harris Teeter expects to reopen the closed Kroger stores within one to two months of the purchase, during which time remodeling, stocking and training of employees will be completed. This market realignment is designed to increase sales, as well as to improve operating profitability by achieving greater distribution efficiency, better utilization of advertising costs and other enhancements in productivity.

    FOR THE SIX MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998

     Consolidated sales in the six months ended March 28, 1999 of $1.30 billion increased 5.2% over the $1.23 billion reported for the first six months of fiscal 1998, due to continued sales growth at Harris Teeter, while sales at A&E decreased. Total gross profit increased by 5.1% from $336.3 million in the first half of fiscal 1998 to $353.3 million in the first six months of fiscal 1999, with A&E reporting a decrease and Harris Teeter showing an increase. Operating profit of $51.8 million was up 10.5% from $46.9 million in the comparable period of fiscal 1998, with both subsidiaries showing improvement. Net income rose by 8.6%, from $23.4 million in the first half of fiscal 1998 to $25.4 million for the current six-month period. Basic and diluted earnings per share for the first six months of this year were $.54 versus $.50 a year ago.

     A&E sales of $167.5 million for the first six months of this year decreased by 4.5% from $175.4 million in the comparable period last year. This sales decrease was primarily due to weak demand for industrial thread in the U.S. market by A&E's apparel customers as the result of an increase in apparel imports from Asia and the continued growth of apparel production outside of the U.S. Sales were also impacted by the elimination of $2.4 million in sales from the Korean operations that were closed in June 1998. The relative distribution of the company's business in Latin America, particularly in Mexico, continued to grow as the result of NAFTA. Further, A&E's total foreign sales increased by 18% for the six months in comparison to the six months in fiscal 1998 and accounted for 29% of total year-to-date sales. For the first six months of fiscal 1999, A&E's gross profit of $49.3 million decreased by 2.1% from the $50.3 million in the comparable period last year. Operating profit of $22.2 million in the first six months increased by 7.3% from $20.7 million in the first six months of last year. Operating margins improved as the result of improved efficiencies worldwide and the elimination of prior period operating losses of $1.5 milliion associated with the company's Korean operations, which were closed in 1998. The completion of A&E's current U.S. consolidation plans for dyeing, finishing and distribution, which took place during the second fiscal quarter of 1999, should have a positive effect through expense reduction and enhanced productivity during the second half of fiscal 1999. Although none of the foreign operations are individually material to the Company, the majority showed improvements in operating profit, while A&E's operating profit in the U.S. during the six-month period decreased by 6% as compared to the prior year six months. This decrease in profitability reflected the reduction in manufacturing operating schedules due to the continuation of weak sales demand.

     Despite the very competitive environment in its Southeast
U.S. markets and the low inflation in the grocery sector, which are expected to continue in the foreseeable future, Harris
Teeter sales of $1.13 billion for the first six months of fiscal
1999 increased by 6.8% over the $1.06 billion recorded in the period last year. Net sales for stores in operation during both periods increased by 1.34%. These results were achieved through increased promotional, advertising and customer service activities, including customer acceptance and increased use of Harris Teeter's customer loyalty card. Although the company experienced a very competitive pricing environment during the six months, it was able to increase gross profit by 6.3%, from $285.9 million during fiscal 1998 to $304.1 million in fiscal
1999, and hold gross margin on sales relatively flat due to careful management of promotional strategies. Operating profit increased by 13.1% to $29.7 million in the first six months of fiscal 1999 from $26.2 million in the comparable prior year period and, as a percentage to sales, improved marginally. The company believes these results were achieved due to improved control of store operating expenses, store productivity enhancements and increased sales volume.
A total of five new stores were opened during the six-month period in fiscal 1999 and one store was closed, with 148 stores in operation at March 28, 1999.

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

     The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of March 28, 1999, this percentage was 33.8%, as compared to 31.6% at September 27, 1998.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended March 28, 1999 was $75.3 million, and $61.8 million was outstanding at quarter end compared to $36.0 million at September 27, 1998. The additional borrowings under Ruddick's revolving credit facilities were used primarily for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt.

     Working capital of $135.6 million at March 28, 1999 increased $48.3 million from September 27, 1998, primarily the result of increases in inventories to support increased sales activity at Harris Teeter and reductions in accounts payable accrued liabilities. The current ratio was 1.6 at March 28, 1999 and 1.4 at September 27, 1998.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     During the first six months of fiscal 1999, capital expenditures totaled $40.8 million. A&E has spent $7.6 million of the $25 million it is budgeted to spend in fiscal year 1999, and Harris Teeter has spent $32.8 million of an anticipated $95 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

Other Matters

     The Company is in the process of the modification or conversion of Company computer (IT) systems, as well as non-IT systems which have embedded technology such as microcontrollers, to provide for proper functioning beyond calendar year 1999. During the fiscal year ended September 28, 1997, the Company instituted plans and initiated its Year 2000 remediation programs by which it would complete such remediation by the end of April 1999 in the U.S. and June 1999 in its foreign operations, including final testing in all operations worldwide by September 1999. Such remediation plans have been modified as the project progressed and a very limited number of U.S. systems will be remediated beyond April, 1999. Specifically, certain administrative programs for retirement benefits are expected to be remediated by July, 1999; A&E's frame relay equipment, one of several dye machine controllers and one of several plant energy management systems are expected to be remediated by September, 1999; and Harris Teeter's vendor purchasing system is expected to be remediated by July, 1999. Additionally, compliance testing of a very limited number of systems will be completed by October, 1999, an extension beyond the original plan of September, 1999. Routine periodic reports have displayed that the project activities are on schedule with the requirements of the latest Year 2000 remediation plans. At both Harris Teeter and A&E, the assessment and technical plan development phases have been completed and the companies are at various levels of completion of the remediation implementation and testing phases. As of March 28, 1999 Harris Teeter remediation was 95% complete and A&E remediation was 99% complete in the U.S. in their respective mission-critical IT and non-IT systems. A&E has foreign operations which are not material to the Company as a whole; even so, the programming for the Latin American IT system model is 100% complete and all foreign entities are scheduled for completion on various dates up to June 30, 1999. At both Harris Teeter and A&E, the integration testing of most U.S. systems is already underway and compliance testing will proceed on a priority basis for completion by October 1999. A current assessment of the total amount of Year 2000 remediation expenditures over the fiscal years 1997 through completion in 1999 yielded an estimate of $3.4 to $3.7 million.
The combined companies have spent $2.0 million cumulatively for all periods prior to March 28, 1999, and expect to spend $1.7 million more during the remainder of 1999 in order to complete the Year 2000 remediation and testing. Maintenance and modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company has formal correspondence programs with its major suppliers and its major thread customers, of which no single customer exceeds 9% of A&E sales, for inquiry, monitoring and assessing their Year 2000 remediation plans and efforts. All costs of their remediation will be borne by the suppliers and customers. Management expects that the costs of the Company's Year 2000 remediation will have no material impact on its results of operations, liquidity and capital resources and further, that resources are available to complete the modification and conversion as planned. It must be recognized, however, that failure to do so could have a material adverse effect on the Company's future results of operations. The Company is currently developing contingency plans to address the potential worst-case scenarios which could conceivably evolve in mission-critical systems, presumably as a result of the lack of readiness of outside parties. This will include temporary and manual procedures to follow in the event of a system or subsystem failure. In reference to the supply of goods and services by vendors, the contingency plans will largely take into account the vendors' progress to adequately address the Year 2000 issue. The contingency plans are scheduled to be completed by the end of the second calendar quarter of 1999.

     As a result of federal legislation which phased out interest deductions on certain policy loans and thereby significantly diminished the favorable tax attributes of Company owned life insurance ("COLI"), the Company's effective income tax rate, in comparison to the prior year quarter and year to date, has risen to a level slightly below statutory rates domestically. The Company has recorded income tax reductions of approximately $25 million cumulatively as the result of COLI interest deductions from October 1993 through December 27, 1998. The Internal Revenue Service, on a comprehensive national level, is evaluating its position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS has issued Technical Advice Memoranda regarding the COLI deductibility to taxpayers unrelated to the Company. Management understands that the adverse position taken by the IRS will be subjected to extensive challenges in the courts. In the event that the IRS prevails, this outcome could result in a material impact upon the Company's future income taxes and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Ruddick Corporation was held on February 18,1999 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual Meeting.

                    1.   ELECTION OF DIRECTORS

      The shareholders elected three directors at the Annual Meeting and they are serving for terms to expire in 2002. In addition, the following directors currently are serving for terms to expire in 2000 and 2001, as indicated: John R. Belk
(2000), Thomas W. Dickson (2000), James E.S. Hynes (2000), Harold
C. Stowe (2000), John W. Copeland (2001), Alan T. Dickson (2001), Roddey Dowd, Sr. (2001) and Anna Spangler Nelson (2001). There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

                                      Shares
Director Elected   Shares Voted    Withholding      Broker
at Annual Meeting  for Election     Authority      Non-Votes
-----------------  ------------    ------------   -----------
For a three-year term:

Edwin B. Borden, Jr. 39,465,710       758,397         N/A
R. Stuart Dickson    39,365,118       858,989         N/A
Hugh L. McColl, Jr.  38,881,686      1,342,422        N/A

  2. APPROVAL OF PROPOSAL TO INCREASE THE SIZE OF THE BOARD OF
     DIRECTORS FROM ELEVEN TO TWELVE DIRECTORS

The shareholders approved the proposal to increase the size of the Board of Directors from eleven to twelve directors, and the following information is provided with respect to the approval thereof:

   Shares Voted   Shares Voted        Shares         Broker
        For         Against         Abstaining     Non-Votes
  --------------  -------------     -----------  ------------
    36,621,289     2,919,607          683,211         N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS


     Exhibit No.          Description of Exhibit
     -----------        -----------------------------

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

                              RUDDICK CORPORATION

DATE:   May 11, 1999               /s/ R. N. Brigden

                              R. N. BRIGDEN
                              VICE PRESIDENT - FINANCE
                              (PRINCIPAL FINANCIAL OFFICER)








                          EXHIBIT INDEX



  Exhibit No.
(per Item 601             Description          Sequential
 Of Reg. S-K)             of  Exhibit           Page No.
--------------          -----------------     ------------

     11            Statement Re:  Computation of Per
                   Share Earnings

     27            Financial Data Schedule