Form 10-Q
period 1999-06-27
RUDDICK CORP
filed 1999-08-10
CIK 85704

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 27, 1999

                                OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________to___________

              Commission file number  ________1-6905_________________


                    RUDDICK CORPORATION
    (Exact name of registrant as specified in its charter)


             NORTH CAROLINA                          56-0905940
        (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organization)         Identification No.)

      1800 Two First Union Center
       Charlotte, North Carolina                        28282
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code    (704)372-5404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      X        No  ____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding Shares
              Class                        As of August 6, 1999
          --------------                   --------------------
           Common Stock                    46,438,350 shares

                   RUDDICK CORPORATION

                          INDEX

                                                  PAGE NO.

PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS -
          JUNE 27, 1999 AND SEPTEMBER 27, 1998         2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS AND NINE MONTHS
          ENDED JUNE 27, 1999 AND JUNE 28, 1998        3

          CONSOLIDATED CONDENSED STATEMENTS OF
          TOTAL NONOWNER CHANGES IN EQUITY -
          THREE MONTHS AND NINE MONTHS ENDED
          JUNE 27, 1999 AND JUNE 28, 1998              4

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - NINE MONTHS ENDED
          JUNE 27, 1999 AND JUNE 28, 1998               5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                    6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                   7-13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                             13


PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              14


SIGNATURES                                              14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
            (in thousands)
                                              June 27,       September 27,
       ASSETS                                   1999             1998
                                             (Unaudited)      (Unaudited)
                                           -------------     -------------
CURRENT ASSETS:
  Cash and Temporary Cash Investments    $     13,466        $   16,668
  Accounts Receivable, Net                     87,955            76,948
  Inventories                                 216,103           211,404
  Other                                        28,238            27,733
                                             ---------         ---------
    Total Current Assets                      345,762           332,753

PROPERTY, NET                                 524,712           513,788

INVESTMENTS AND OTHER ASSETS                   86,316            85,077
                                            ----------         ---------
        Total                              $  956,790        $  931,618
                                            ==========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                          $      1,303        $    2,411
  Current Portion of Long-Term Debt               388               571
  Accounts Payable                            133,898           149,875
  Income Taxes Payable                          7,199             5,456

  Other Accrued Liabilities                    80,001            87,107
                                            ----------        ----------
    Total Current Liabilities                 222,789           245,420

LONG-TERM DEBT                                209,775           191,360

DEFERRED LIABILITIES                           85,623            79,600

MINORITY INTEREST                               4,562             4,513


SHAREHOLDERS' EQUITY:
  Capital Stock - Common                       51,745            54,686
  Retained Earnings                           384,803           358,328
  Cumulative Translation Adjustments           (2,507)           (2,289)
                                             ---------        ----------
      Shareholders' Equity                    434,041           410,725
                                             =========        ==========

        Total                              $  956,790        $  931,618

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                          THREE MONTHS ENDED             NINE MONTHS ENDED
                       ------------------------     ------------------------
                        June 27,       June 28,       June 27,       June 28,
                          1999          1998           1999           1998
                       (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
                       -----------   ----------     -----------    ----------
NET SALES
  American & Efird      $  90,342     $  89,805      $  257,792     $  265,203
  Harris Teeter           546,286       530,666       1,676,620      1,589,132
                        ---------     ---------      ----------     ----------
    Total                 636,628       620,471       1,934,412      1,854,335
                        ---------     ---------      ----------     ----------

GROSS PROFIT
  American & Efird         27,505        26,662          76,786          77,004
  Harris Teeter           151,997       144,779         456,059         430,698
                         --------     ---------      ----------     -----------
    Total                 179,502       171,441         532,845         507,702
                         --------     ---------      ----------     -----------

OPERATING PROFIT
  American & Efird         12,937         8,920          35,095          29,578
  Harris Teeter            12,474        12,719          42,125          38,947
                          -------      --------      ----------     -----------
    Total                  25,411        21,639          77,220          68,525
                          -------      --------      ----------     -----------

OTHER COSTS AND DEDUCTIONS
  Interest expense, net     3,734         4,079          11,150          12,150
  Other expense, net        1,895         2,014           5,454           5,596
  Minority interest           137            67             330             282
                           ------      --------      ----------     -----------
    Total                   5,766         6,160          16,934          18,028
                           ------      --------      ----------     -----------


Income before income taxes 19,645        15,479          60,286          50,497
Income taxes                7,377         5,185          22,647          16,832
                           ------     ---------      ----------      -----------
Net income              $  12,268      $ 10,294       $  37,639      $   33,665
                           ======     =========      ==========      ===========



WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING:

   Basic                46,480,687    46,700,661     46,544,262       46,690,143
   Diluted              46,693,916    46,994,722     46,786,011       47,006,865


NET INCOME PER SHARE -
  BASIC                     $.26         $.22           $.81             $.72
  DILUTED                   $.26         $.22           $.80             $.72


DIVIDENDS DECLARED
  PER SHARE - Common        $.08         $.08           $.24             $.24

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER CHANGES IN EQUITY (in thousands)

                             THREE MONTHS ENDED        NINE MONTHS ENDED
                           ----------------------   -----------------------
                            June 27,     June 28,    June 27,      June 28,
                              1999         1998        1999          1998
                           (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                           -----------  ----------  -----------  -----------
Net Income                 $  12,268    $  10,294    $ 37,639     $  33,665

Other nonowner changes in
 equity, net of tax:
  Foreign currency
  translation adjustment          18         (400)      (219)         (833)
                            ---------   ----------   ---------   -----------
Total nonowner changes in
 equity                    $  12,286    $   9,894    $  37,420    $  32,832
                            =========   =========    =========   ===========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                                       NINE MONTHS ENDED
                                                 -----------------------------
                                                    June 27,       June 28,
                                                      1999           1998
                                                 -------------  --------------
                                                   (Unaudited)    (Unaudited)
                                                 -------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                      $     37,639   $     33,665
  Non-Cash Items Included in Net Income
    Depreciation and Amortization                       52,208         48,496
    Other, Net                                             208          6,978
  Decrease (Increase) in Current Assets                (15,279)       (11,252)
  Increase (Decrease) in Current Liabilities           (22,448)       (12,344)
                                                    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               52,328         65,543
                                                    -----------    -----------
INVESTING ACTIVITIES
  Capital Expenditures                                 (63,475)       (75,922)
  Cash Proceeds from Sale of Property                    1,213            578
  Company Owned Life Insurance, Net                      6,355          3,326
  Other, Net                                            (4,913)       (14,276)
                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                  (60,820)       (86,294)
                                                    -----------    -----------
FINANCING ACTIVITIES
  Proceeds of Long-Term Borrowings                      18,937         29,100
  Payment of Principal on Long-Term Debt                  (653)          (375)
  Dividends                                            (11,163)       (11,206)
  Other, Net                                            (1,831)         1,126
                                                    -----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                5,290         18,645
                                                    -----------     ----------
INCREASE (DECREASE) IN BALANCE SHEET CASH               (3,202)        (2,106)
BALANCE SHEET CASH AT BEGINNING OF PERIOD               16,668         17,150
                                                     ----------     ----------
BALANCE SHEET CASH AT END OF PERIOD                 $   13,466      $  15,044
                                                     ==========     ==========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Period for:
      Interest                                      $   11,788      $   12,361
      Income Taxes                                  $   19,162      $   16,122

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

     ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarter and nine months ended June 27, 1999 and June 28, 1998:

     (In Thousands)           Quarter Ended          Nine Months Ended
                            -------------------    -----------------------
                            June 27,    June 28,   June 27,       June 28,
                              1999       1998        1999          1998
                            --------   --------    --------      ---------
 Net Sales
   American & Efird        $  90,342   $  89,805    $  257,792   $  265,203
   Harris Teeter             546,286     530,666     1,676,620    1,589,132
                            --------    --------     ---------    ---------
          Total            $ 636,628   $ 620,471    $1,934,412   $1,854,335
                            --------    --------     ---------    ---------

 Gross Profit
   American & Efird        $  27,505   $  26,662    $   76,786   $   77,004
   Harris Teeter             151,997     144,779       456,059      430,698
                            --------    --------    ----------    ---------
          Total            $ 179,502   $ 171,441    $  532,845   $  507,702
                            --------    --------     ---------    ---------
 Operating Profit
   American & Efird        $  12,937   $   8,920    $   35,095   $   29,578
   Harris Teeter              12,474      12,719        42,125       38,947
                            --------    --------     ---------    ---------
          Total            $  25,411   $  21,639    $   77,220   $   68,525
                            --------    --------     ---------    ---------
  For the Three Months Ended June 27, 1999 and June 28, 1998

     Consolidated sales of $637 million in the third quarter of fiscal 1999 increased 2.6% over the $620 million reported for the comparable period last year. Total gross profit was up 4.7% from $171 million in the third quarter of fiscal 1998 to $180 million in fiscal 1999. Total operating profit of $25.4 million increased 17.4% from $21.6 million for the comparable period last year. Net income of $12.3 million grew by 19.2% from the $10.3 million reported in the third fiscal quarter last year, and the quarter's basic and diluted earnings per share rose to $.26 in fiscal 1999 from $.22 in fiscal 1998. As expected, the Company's income tax rate increased from 33.5% in the prior year quarter to 37.6% in the current quarter due to the reduction of favorable tax attributes related to Company owned life insurance.

     In the third quarter of fiscal 1999, A&E sales of $90.3 million increased slightly from the $89.8 million reported for the comparable period last year. This change was primarily due to growth in foreign sales, especially in Mexico, Central America and the Caribbean.
Foreign sales growth was partially offset by the continuation of a soft sales environment in the U.S. due to increased apparel imports and the continued shift of apparel production out of the U.S. Further, the prior year period included $1.0 million in sales from the Korean operations, which were closed in June 1998. A&E's foreign sales expanded by 16% in the quarter in comparison to the prior year period and accounted for

30% of A&E's total sales in the current quarter. A&E's gross profit of $27.5 million in the third quarter of fiscal 1999 increased 3.2% from $26.7 million in the third quarter last year. However, in spite of soft sales and a tough competitive environment worldwide, A&E was able to increase operating profitability. Operating profit of $12.9 million in the third quarter of fiscal 1999 grew by 45% from $8.9 million in the comparable period last year. Operating margin was favorably impacted primarily by the elimination of $3.9 million in losses associated with the company's Korean operations, which were closed in 1998. Further, the majority of the foreign operations of A&E generated improvements in operating profitability, although none are individually material to the Company. A&E's operating margin in the U.S. market declined slightly in comparison to the prior year quarter, reflecting the reduction in manufacturing operating schedules in response to comparatively sluggish sales during the first half of the quarter, which decreased overall profitability. During the second half of the third fiscal quarter of 1999, A&E noted some improvement in its business conditions and was optimistic that this improvement could continue into the fourth fiscal quarter.

     On June 29, 1999, the Company posted a recommended cash offer in the United Kingdom on behalf of A&E to acquire all of the issued and to be issued shares of Hicking Pentecost PLC for 1.75 pounds per share.
Hicking Pentecost is a U.K.-based company whose key business, Barbour Threads, manufactures industrial thread. Subsequently, the Company and Coats
Viyella PLC, a major British thread manufacturer, have made increased bids for Hicking Pentecost, with the most recently announced offer by Coats Viyella standing at 2.40 pounds, or approximately $127 million for the equity of Hicking Pentecost. The Company has not responded with any higher bid and stated on July 30, 1999 that it is considering its position.

     Harris Teeter sales in the third quarter of fiscal 1999 of $546.3 million increased by 2.9% over the $530.7 million reported for the comparable period last year. Net sales for stores in operation during both periods increased by .8%. As previously announced, Harris Teeter sold 11 western Virginia stores to Kroger and purchased 10 Kroger stores in Winston-Salem and Greensboro, North Carolina during the quarter. This market realignment afforded the potential to increase sales, as well as to improve operating profitability by achieving enhanced distribution efficiency, better utilization of advertising costs and other enhancements in productivity. Harris Teeter closed its 11 Virginia stores during May and opened five of the newly purchased stores in North Carolina during June. Sales lost during this transition period were partially offset by an increase in sales at existing Harris Teeter stores in the region. Sales also continued to be negatively impacted by the lack of inflation in the grocery sector and the intensely competitive supermarket environment in a number of the company's markets. The company expects both the highly competitive environment and minimal food inflation to continue for the foreseeable future. Despite these factors, sales reflected the success of the company's aggressive promotional, advertising and customer service activities, and the increased use by customers of the company's loyalty card. Gross profit of $152.0 million expanded by 5.0% from $144.8 million in the third fiscal quarter of 1998 and gross margin on sales grew to 27.8% from 27.3% last year, primarily due to a more favorable mix of products sold and better management of merchandising programs. Previously, the Company had estimated that the Kroger transactions would result in decreased operating profitability for Harris Teeter totaling $5.5 million during the third and fourth quarters, due to non-recurring expenses associated with the closings of the western Virginia stores and the opening of the new stores, as well as the lack of contribution from sales lost during the period. To date, management had carried out this process more efficiently than originally projected. With the limited number of stores remaining to be reopened in the fourth quarter, management expects the total remaining transition costs to be immaterial to the company's results of operations. Primarily due to these costs of opening and closing the stores, Harris Teeter's operating profit of $12.5 million in the third quarter of 1999 fell 1.9% from the $12.7 million reported for the comparable period last year and operating margin on sales decreased to 2.28% of sales in the current quarter from 2.40% of sales in the third quarter of fiscal 1998. Including the Kroger transactions, Harris
Teeter closed twelve stores during the third quarter and opened a total of seven, leaving 143 stores in operation at June 27, 1999, up from 142 at June 28, 1998.


     For the Nine Months Ended June 27, 1999 and June 28, 1998

     Consolidated sales for the nine months ended June 27, 1999 of $1.93 billion increased 4.3% over the $1.85 billion reported for the nine months of fiscal 1998, due to continued sales growth at Harris Teeter, while sales at A&E declined. Total gross profit increased by 5% to $532.8 million in fiscal 1999 from $507.7 million in fiscal 1998, with A&E reporting a slight decrease and Harris Teeter showing an increase. Operating profit was up 12.7% to $77.2 million in the nine months of 1999 from $68.5 million in the comparable period of fiscal
1998, with both subsidiaries showing improvement. Net income rose by 11.8% to $37.6 million in fiscal 1999 from $33.7 million in the nine-month period in 1998. Basic and diluted earnings per share for the nine months of this year were $.81 and $.80, respectively, versus both basic and diluted earnings per share of $.72 a year ago.

     A&E sales of $257.8 million for the nine months of this year decreased by 2.8% from $265.2 million in the comparable period last year. This sales decrease was primarily due to weak demand for industrial thread in the U.S. market by A&E's apparel customers as the result of the increase in apparel imports from Asia and the continued growth of apparel production outside of the U.S. Sales were also impacted by the elimination of $3.4 million 1998 year to date sales from the Korean operations that were closed in June 1998. The relative distribution of the company's business in Latin America, particularly in Mexico, continued to grow. A&E's total foreign sales increased by 17% for the nine months in comparison to the nine months in fiscal 1998 and accounted for 29% of total year-to-date sales. For the nine months of fiscal 1999, A&E's gross profit of $76.8 million decreased slightly from the $77.0 million in the comparable period last year. Operating profit of $35.1 million in 1999 increased by 18.7% from $29.6 million in the nine months of last year. The operating margin grew primarily as the result of the elimination of prior period operating losses of $5.4 million associated with the company's Korean operations, which were closed in 1998. Further, the majority of the foreign operations of A&E achieved comparative operating margin improvements, most notably in Asia and Latin America, although none are individually material to the Company. A&E's U.S. consolidation of dyeing, finishing and distribution, which took place during the second fiscal quarter of 1999, has also had a positive effect on operating profitability through expense reduction and enhanced productivity. Despite reduced sales, A&E's operating margin in the U.S. during the nine-month period remained relatively even with the prior year.

     The intense competitive environment for supermarkets in the Southeastern U.S. continued. In addition, the market realignment that Harris Teeter undertook by selling 11 stores in western Virginia to Kroger, and buying 10 stores in Greensboro and Winston-Salem, North
Carolina in the third quarter resulted, as expected, in lost sales during the transition. Nevertheless, the company's sales of $1.68 billion for the nine months of fiscal 1999 increased by 5.5% over the $1.59 billion recorded in the period last year. Net sales for stores in operation during both periods increased by 1.17%. These results were achieved through increased promotional, advertising and customer service activities, including customer acceptance and increased use of Harris Teeter's customer loyalty card. Although the company experienced a very competitive pricing environment during the current nine months, a more favorable mix of business enabled it to increase gross profit by 5.9%, to $456.1 million from $430.7 million during fiscal 1998 and hold gross margin on sales relatively flat. Operating profit increased by 8.2% to $42.1 million in nine months of fiscal 1999 from $38.9 million in the comparable prior year period and, as a percentage of sales, improved slightly. The company believes these results were achieved due to the combination of improved sales volume and gross profit, control of store operating expenses and store productivity enhancements. In addition, Harris Teeter was able to carry out the closing of 11
Virginia stores and the opening in North Carolina of 5 former Kroger stores during the third quarter more efficiently than originally expected. Previously, the company had estimated that the Kroger transactions would result in decreased operating profitability of $5.5 million during the third and fourth quarters, due to non-recurring expenses and loss of contribution from sales. Harris Teeter currently anticipates ending the fiscal year with less negative impact on operating profit than projected. Including these stores, a total of 12 stores were opened during the nine-month period in fiscal 1999 and 13 stores were closed, with 143 stores in operation at June 27, 1999.

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

     The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of June 27, 1999, this percentage was 32.4%, as compared to 31.6% at September 27, 1998.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended June 27, 1999 was $68.1 million, and $51.9 million was outstanding at quarter end compared to $36.0 million at September 27, 1998. The additional borrowings under Ruddick's revolving credit facilities were used primarily for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt.

     The Company executed term loan agreements with two major U.S. banks on May 28, 1999, as amended on July 16, 1999, to provide the Company with senior unsecured financing of up to an aggregate of $124 million for the purpose of the contemplated acquisition of the equity of Hicking Pentecost PLC as described in the foregoing "Results of Operations." There have been no borrowings under these facilities as of the date of this report. Management believes that available borrowing capacity, as may be further amended, will be adequate if the Company were to proceed with such acquisition.

     Working capital of $123.0 million at June 27, 1999 increased $35.7 million from September 27, 1998, primarily the result of increases in inventories and accounts receivable to support increased sales activity at Harris Teeter and reductions in accounts payable and accrued liabilities. The current ratio was 1.6 at June 27, 1999 and 1.4 at September 27, 1998.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     During the first nine months of fiscal 1999, capital expenditures totaled $63.5 million. A&E has spent $11.9 million year to date and will likely not spend the full $24 million budgeted in fiscal year 1999. Harris Teeter has spent $51.2 million of an anticipated $77 million in fiscal year 1999. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

Other Matters

Year 2000 Compliance

     The Company is well along in the process of the modification or conversion of Company computer (IT) systems, as well as non-IT systems which have embedded technology such as microcontrollers, to provide for proper functioning beyond calendar year 1999. During the fiscal year ended September 28, 1997, the Company instituted plans and initiated its Year 2000 remediation programs by which it would complete such remediation by the end of April 1999 in the U.S. and June 1999 in its foreign operations, including final testing in all operations worldwide by September 1999. Such remediation plans have been modified as the project progressed and a very limited number of U.S. systems are still in the process of being remediated, including the following: certain administrative programs for retirement benefits are expected to be remediated by September 1999; A&E's frame relay equipment is expected to be remediated by September 1999; and Harris Teeter's vendor purchasing system is expected to be remediated by August 1999. Routine periodic reports have displayed that the project activities are on schedule with the requirements of the latest Year 2000 remediation and testing plans. At both Harris Teeter and A&E, the assessment and technical plan development phases have been completed and the companies are at various levels of completion of the remediation implementation and testing phases. As of June 27, 1999 Harris Teeter remediation was 98% complete and A&E remediation was 99% complete in their respective mission-critical IT and non-IT systems. At both Harris Teeter and A&E, the integration testing of most U.S. systems has been underway and compliance testing continues on a priority basis. Full compliance testing, which has been ongoing throughout the Year 2000 conversion and is substantially finished, will be completed in all mission critical IT and non-IT systems in the U.S. operations by September, 1999. All foreign operations have reported the attainment of Year 2000 compliance and additional testing will continue throughout calendar year 1999. A current assessment of the total amount of Year 2000 remediation expenditures over the fiscal years 1997 through completion in 1999 yielded an estimate of $3.4 to $3.7
million. The combined companies have spent $2.4 million cumulatively for all periods prior to June 27, 1999, and expect to spend $1.1 million more during the remainder of 1999 in order to complete the Year 2000 remediation and testing. Maintenance and modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company has formal correspondence programs with its major suppliers and its major thread customers, of which no single customer exceeds 9% of A&E sales, for inquiry, monitoring and assessing their Year 2000 remediation plans and efforts.
All costs of their remediation will be borne by the suppliers and customers. Management expects that the costs of the Company's Year 2000 remediation will have no material impact on its results of operations, liquidity and capital resources and further, that resources are available to complete the modification and conversion as planned. It must be recognized, however, that failure to do so could have a material adverse effect on the Company's future results of operations.
The Company has developed contingency plans to address the potential worst-case scenarios which could conceivably evolve in mission-critical systems, presumably as a result of the lack of readiness of outside parties. This will include temporary and manual procedures to follow in the event of a system or subsystem failure. In reference to the supply of goods and services by vendors, the contingency plans will largely take into account the vendors' progress to adequately address the Year 2000 issue.

          At both A&E and Harris Teeter, the contingency plans were developed to mitigate the potential impacts of system, equipment or supplier disruptions. These plans include temporary, manual procedures for each function in the procurement, production, warehousing, distribution and revenue cycles of the businesses. Further, alternate sources to supply materials and product have been determined and appropriate levels of increased inventories will be maintained. These plans have been completed and fully documented in the U.S. operations. The A&E contingency plans will be the guideline for developing contingency plans in its foreign operations by September 30, 1999. Additionally, at Harris Teeter, contingency plans further encompassed the specific potential adversities that could effect the retail store operations, such as the potential of disruptions in point of sale register systems, retail price management, cash management, debit and credit card operations and store inventory replenishment. To a large extent the contingency plans engage temporary, manual solutions to each potential random disruption. While the companies will have remediated and tested all mission critical systems, the possibility still exists for random equipment failures, power outages or system failures of vendors and suppliers. Although the contingency plans of the Company have been thoroughly and prudently developed, it must be recognized that disruptions caused by third parties which may be more than random occurrences or may be catastrophically extensive, could have a material adverse effect on the Company's results of operations.

Income Taxes

     As a result of federal legislation which phased out, effective
January 1, 1999, interest deductions on certain insurance policy loans and thereby significantly diminished the favorable tax attributes of company owned life insurance ("COLI"), the Company's effective income tax rate, in comparison to the prior year quarter and year to date, has risen to a level slightly below statutory rates domestically. The
Company has recorded income tax reductions of approximately $25 million cumulatively as the result of COLI interest deductions from October
1993 through December 27, 1998. The Internal Revenue Service, on a comprehensive national level, is evaluating its position regarding the deductibility of COLI policy loan interest for years prior to January
1, 1999.  The IRS has issued Technical Advice Memoranda regarding the
COLI deductibility to taxpayers unrelated to the Company. Management understands that the adverse position taken by the IRS will be subjected to extensive challenges in the courts. On
June 17, 1999, the IRS issued a notice of assessment of tax to the Company for the amounts of COLI loan interest deducted in fiscal years 1994 and 1995 for which, if the IRS were to prevail, the income tax payable (including federal and state amounts) would total approximately $7.4 million, plus interest thereon. The Company strongly disagrees with the position of the IRS and intends to vigorously pursue justice through the taxpayer appeals process and, if necessary, the judicial system. In the event that the IRS prevails, this outcome could result in a material impact upon the Company's future income taxes and results of operations.

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

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

               Exhibit No.    Description of Exhibit
              ------------   ---------------------------
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

                              RUDDICK CORPORATION

DATE:   August 10, 1999      /s/ R. N. Brigden
                              R. N. BRIGDEN
                              VICE PRESIDENT - FINANCE
                              (PRINCIPAL FINANCIAL OFFICER)

                           EXHIBIT INDEX



  Exhibit No.
(per Item 601               Description                        Sequential
 Of Reg. S-K)               of  Exhibit                        Page No.
--------------         -----------------------                -------------

        11               Statement Re:  Computation of Per
                         Share Earnings

        27               Financial Data Schedule