Form 10-K
period 1999-10-03
RUDDICK CORP
filed 1999-12-23
CIK 85704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
           (Mark one)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended:    October 3, 1999
                                               ----------------------

           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                         Commission File Number: 1-6905
                                                ---------

                               RUDDICK CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NORTH CAROLINA                                     56-0905940
      -------------------------------                 -----------------------
      (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

          1800 TWO FIRST UNION CENTER, CHARLOTTE, NORTH CAROLINA     28282
          ------------------------------------------------------     -----
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704) 372-5404
                                                          -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS:                NAME OF EXCHANGE ON WHICH REGISTERED:
-----------------------------------        -------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 10, 1999, was $488,088,059.

As of December 10, 1999, the Registrant had outstanding 46,350,986 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Certain portions of the Annual Report to Shareholders for the fiscal year ended October 3, 1999. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K and included as
Exhibit 13 hereto, the Annual Report to Shareholders for the fiscal year ended October 3, 1999, is not deemed to be filed or incorporated by reference as part of this report).

Part III: Definitive Proxy Statement dated December 27, 1999, as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2000 Annual Meeting of Shareholders. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                               RUDDICK CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

               Form 10-K for the Fiscal Year ended October 3, 1999

                                TABLE OF CONTENTS

                                     PART I
                                                                        Page
Item 1.           Business ...............................................1
Item 2.           Properties .............................................4
Item 3.           Legal Proceedings ......................................5
Item 4.           Submission of Matters to a Vote of Security Holders.....6
Item 4A.          Executive Officers of the Registrant ...................6

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Shareholder Matters ....................................7
Item 6.           Selected Financial Data ................................7
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................7
Item 7A.          Quantitative and Qualitative Discussion about
                  Market Risk ............................................7
Item 8.           Financial Statements and Supplementary Data ............7
Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ....................8

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant .....8
Item 11.          Executive Compensation ................................ 8
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management .............................................8
Item 13.          Certain Relationships and Related Transactions .........8

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K ............................................9

                                     PART I

ITEM 1. BUSINESS
----------------

         Ruddick Corporation (the "Registrant") is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses:
Harris Teeter, Inc. ("Harris Teeter") operates a regional chain of supermarkets in six southeastern states and American & Efird, Inc. ("A&E") manufactures and distributes industrial and consumer sewing thread.

         At October 3, 1999, the Registrant and its subsidiaries had total consolidated assets of $970,114,000 and had approximately 19,800 employees. The principal executive offices of the Registrant are located at 1800 Two First Union Center, Charlotte, North Carolina 28282.

         Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company. In 1969, the Registrant acquired Harris Teeter. Also in 1969, the Registrant acquired the predecessor of Jordan Graphics, Inc. ("Jordan Graphics"). On January 23, 1996, certain assets of Jordan Graphics were sold to The Reynolds and Reynolds Company. In addition, as of the beginning of fiscal year 1996, Ruddick Investment Company redefined its business approach. Venture capital investment holdings will continue to be managed but future venture investments will be made primarily in independently managed venture capital investment funds for the foreseeable future. Due to continued growth of the Harris Teeter and A&E businesses, Ruddick Investment's relative size to the consolidated Company has declined and is no longer considered an operating company. For certain other information regarding the Company's venture capital and real estate holdings, see the Note entitled "Investments" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the Registrant's 1999 Annual Report to Shareholders (the "1999 Annual Report"), which information is incorporated herein by reference.

         The two businesses in which the Registrant engages through its principal operating subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled "Industry Segment Information" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in the 1999 Annual Report, which information is incorporated herein by reference.

         The only foreign operations conducted by the Registrant are through A&E. Neither of the two businesses engaged in by the Registrant would be characterized as seasonal.

         Net revenue received from domestic United States customers was $2,520,502,000 in fiscal 1999, $2,394,821,000 in fiscal 1998 and $2,224,617,000 in fiscal 1997. Net revenue received from customers in foreign countries was $104,272,000 for fiscal 1999, $92,549,000 in fiscal 1998 and $75,472,000 in fiscal 1997. Net long-lived assets located in the domestic United

States were $524,200,000 at fiscal year end 1999, $497,700,000 at fiscal year end 1998 and $446,200,000 at fiscal year end 1997. Net long-lived assets located in foreign countries were $20,600,000, $20,300,000 and $21,300,000 at fiscal year end 1999, 1998 and 1997, respectively.

         The Registrant employs nineteen people, including four executives who formulate and implement overall corporate objectives and policies. The Registrant's employees perform functions in a number of areas including finance, accounting, audit, insurance, reporting, employee benefits and public and shareholder relations. The Registrant assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Registrant.


                                  HARRIS TEETER
                                  -------------

         Harris Teeter operates supermarkets in North Carolina (105), South Carolina (22), Virginia (6), Georgia (9), Tennessee (3) and Florida (2) for sales of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, floral and other products normally offered for sale in supermarkets. Harris Teeter has a program in place whereby each retail store will undergo remodels on a regular basis. Harris Teeter remodeled 22 stores during fiscal 1999 and expects to remodel 30 stores in fiscal 2000. In addition, 16 new stores were opened, including eight former Kroger stores in the Greensboro and Winston-Salem, North Carolina area and 13 stores were closed, including 11 in western Virginia which were acquired by Kroger, in fiscal 1999. As of fiscal year end, Harris Teeter had 147 stores in operation. Its principal offices and distribution facility containing cold storage perishable products and dry groceries are located near Charlotte, North Carolina. Another dry grocery, cold storage perishable and frozen storage facility is located in Greensboro, North Carolina. Both distribution facilities underwent major expansion during fiscal 1997 and 1998 in order that both could function as full-service facilities by May of 1998. Harris Teeter produces dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter's sales constituted 87% of the Registrant's consolidated sales in fiscal 1999 (86% in 1998 and 84% in 1997).

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

         At fiscal year end, Harris Teeter employed approximately 9,645 full-time and 6,780 part-time employees. Warehouse employees and drivers at Harris Teeter's warehouse near Charlotte, North Carolina are represented by a union, but Harris Teeter is not party to a collective bargaining agreement covering such employees. Harris Teeter considers its employee relations to be good.

                                      A & E
                                      -----

            A&E is a leading manufacturer and distributor of sewing thread, produced from natural and synthetic fibers, for worldwide industrial and consumer markets. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. The company's sales are primarily of industrial sewing thread products, which are sold to manufacturers through A&E's employed sales representatives, commissioned agents and distributors. In addition, A&E produces the SIGNATURE line of consumer sewing thread, which is sold through independent retail outlets. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 13% of the Registrant's consolidated sales in fiscal 1999 (14% in 1998 and 16% in 1997).

         Over 70% of A&E's sales are industrial thread for use in apparel products. The apparel market is made up of many categories, servicing both genders and diverse age groups, including jeanswear, underwear, menswear, womenswear, outerwear, intimate apparel, workwear and childrenswear. A&E also manufactures industrial thread for use in a wide variety of non-apparel products including home furnishings, automotive, footwear, upholstered furniture, sporting goods, caps and hats, gloves, leather products, medical products and tea bag strings.

         Headquartered in Mt. Holly, North Carolina, the company operates 12 modern manufacturing facilities in North Carolina. These facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to manufacturing, A&E operates 14 distribution centers in the U. S. and one in Puerto Rico.

         A&E also has wholly-owned operations in Belgium, Canada, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Northern Ireland, Mexico and Malaysia, a majority-owned joint venture in China and minority interest in ventures in the Dominican Republic, Mauritius and Italy. The company's value of assets in these operations totals approximately $77 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

         The domestic order backlog, believed to be firm, as of the end of the 1999 fiscal year was approximately $11,132,000 versus $14,329,000 at the end of the preceding fiscal year. The majority of the order backlog is expected to be filled within three weeks of fiscal year end. The international order backlog is not material. A&E has approximately 9,300 domestic and 4,900 international customer accounts which are active. In fiscal 1999, no single customer accounted for more than 9% of total net sales, and the ten largest accounted for 25% of total net sales.

         A&E purchases cotton from farmers and domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought primarily from the principal American synthetic fiber producers and are currently available in an adequate supply.

         A&E has two patents issued and a patent application pending in several jurisdictions. There are no material licenses, franchises or concessions held by A&E. Research and Development expenditures were $432,000, $405,000 and $328,000 in fiscal 1999, 1998 and 1997, respectively, none of which were sponsored by customers. Three employees are engaged in this activity on a full-time basis.

         The industrial sewing thread industry is highly competitive. A&E is one of the world's largest manufacturers of industrial sewing threads and also manufactures and distributes consumer sewing thread. A&E's principal North American competition includes Coats American, Inc. and imports sold primarily through distributors. Globally, A&E competes with Coats Viyella PLC as well as regional producers and merchants in various foreign markets served by A&E. The key competitive factors are quality, service, and price. In the consumer thread market, A&E competes with a number of large, well-established companies, including Coats American, Inc.

         A&E employed approximately 3,350 persons worldwide as of the end of fiscal 1999. A&E considers its employee relations to be good.

ITEM 2.  PROPERTIES
-------------------

         The executive offices of the Registrant are located in approximately 8,000 square feet of leased space in a downtown office tower at 1800 Two First Union Center, Charlotte, North Carolina, 28282.

         Harris Teeter owns its principal offices, which consist of 116,000 square feet of space located on a 10-acre tract of land near Charlotte, North Carolina. Harris Teeter also owns a 104-acre tract east of Charlotte where a cold storage and dry grocery distribution facility is located. This facility includes approximately 338,000 square feet of dry grocery warehouse and approximately 252,000 square feet of storage for refrigerated or perishable goods. Harris Teeter also owns a 49-acre tract in Greensboro, North Carolina, which contains approximately 550,000 square feet of dry grocery warehousing, approximately 138,000 square feet of perishable warehouse and approximately 139,000 square feet of frozen goods storage. Harris Teeter owns an 18,050 square foot milk processing plant located on 8.3 acres of land in Charlotte, North Carolina. During fiscal 1999, a new freezer was added to Harris Teeter's milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina which now totals 90,500 square feet. Harris Teeter operates its retail stores primarily from leased properties. The base annual rentals on leased store and warehouse properties as of October 3, 1999 aggregated approximately $52,284,000 net of sublease rentals of approximately $1,288,000. In addition to the base rentals, the majority of the lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended October 3, 1999, the additional rental amounted to approximately $1,218,000. Harris Teeter's supermarkets range in size from approximately 12,000 square feet to 66,000 square feet, with an average size of approximately 40,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years.

HARRIS TEETER STORE DATA                    1997         1998         1999
                                      ----------   ----------   ----------

Stores Open at End of Period                 138          144          147

Average Weekly Net Sales Per Store*   $  272,924   $  292,124   $  303,206

Average Square Footage Per Store          38,076       39,155       40,347

Average Square Footage Per New
   Store Opened During Period             50,191       45,966       47,323

Total Square Footage at End
   of Period                           5,254,457    5,638,261    5,930,991

*Computed on the basis of aggregate sales of stores open for a full year.

         A&E's principal offices and twelve domestic manufacturing plants are all owned by A&E and are all located in North Carolina. Manufacturing and related warehouse facilities have an aggregate of 2,158,578 square feet of floor space and an insured value of $601,523,000. A&E has the capacity to produce annually approximately 44,250,000 pounds of industrial sewing thread and has a dyeing capacity of approximately 44,550,000 pounds per year. Capacities are based on 168 hours of operations per week.

         A&E leases fourteen distribution centers scattered throughout its domestic markets with an aggregate of 329,042 square feet of floor space and an approximate annual rent of $1,325,000.

         Through subsidiaries, A&E also owns four international manufacturing and/or distribution facilities with an aggregate of 289,608 square feet of floor space and an approximate insured value of $21,800,000. A&E leases another 20 international facilities with an aggregate of 375,864 square feet of floor space and an approximate annual rent of $1,400,000. The subsidiaries which are engaged in manufacturing have a sewing thread dyeing capacity of approximately 14,400,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its subsidiaries, A&E also has minority interests in various joint ventures.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

         The Registrant and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Registrant expect them to have, a material effect on the Registrant's business or financial condition. For certain other information regarding potential contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" in the 1999 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

         The following list contains the name, age, positions and offices held, and period served in such positions or offices for each of the executive officers of the Registrant.

         R. Stuart Dickson, age 70, has been Chairman of the Executive Committee since February 1994. Prior to that time he had been Chairman of the Board of the Registrant since its formation in October 1968.

         Alan T. Dickson, age 68, has been Chairman of the Board since February 1994. Prior to that time he had been President of the Registrant since its formation in October 1968.

         Thomas W. Dickson, age 44, has been President of the Registrant since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Registrant. He also served as A&E's President from February 1994 to August 1996 and Executive Vice President from 1991 to 1994.

         John B. Woodlief, age 49, has been Vice President - Finance of the Registrant since November 1999. Prior to that time, and beginning in 1996, he served as Managing Partner of PricewaterhouseCoopers, Charlotte, North Carolina office. He joined Price Waterhouse in 1972.*

         Fred J. Morganthall, II, age 48, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

         Fred A. Jackson, age 49, has been President of A&E since August 1996. Prior to that time, for more than five years, he served as its Senior Vice President-Industrial Thread Sales.

         *Richard N. Brigden, age 60, served as Vice President - Finance of the Registrant from December 1983 until November 1999. He will retire in early 2000.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

         The information required for this item is incorporated herein by reference to the following sections of the Registrant's 1999 Annual Report: information regarding the principal market for Common Stock, number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in the 1999 and 1998 fiscal years is incorporated by reference to the Note headed "Quarterly Information (Unaudited)" to the Notes to Consolidated Financial Statements; and information regarding restrictions on the ability of the Registrant to pay cash dividends is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity" and the Note headed "Long-Term Debt" to the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         The information required for this item, for each of the last five fiscal years, is incorporated herein by reference to the sections headed "Ruddick Corporation Financial Highlights" and "Eleven-Year Financial and Operating Summary" in the Registrant's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

         The information required for this item is incorporated herein by reference to the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK
------------------------------------------------------------------

         The Registrant's market risk sensitive instruments do not subject the Registrant to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The Consolidated Financial Statements of the Registrant, including the Report of Independent Public Accountants thereon, are incorporated herein by reference from the Registrant's 1999 Annual Report.

         The required supplementary financial information is incorporated herein by reference from the Note headed "Quarterly Information (Unaudited)" of the Notes to Consolidated Financial Statements in the Registrant's 1999 Annual Report.

         The financial statement schedules required to be filed herewith, and the Report of Independent Public Accountants thereon, are listed under Item 14(a) of this Report and filed herewith pursuant to Item 14(d) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information required by this item with respect to executive officers is set forth above in Part I, Item 4A. The other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement dated December 27, 1999, filed with the Securities and Exchange Commission with respect to the Registrant's 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors -Directors' Fees and Attendance" and "Executive Compensation" in the Registrant's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Election of Directors-Beneficial Ownership of Company Stock" in the Registrant's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)      Documents filed as part of this report:

         (1) Financial Statements: The following financial statements and report are incorporated herein by reference to the Registrant's 1999 Annual Report:

                  Consolidated Balance Sheets, October 3, 1999 and September 27, 1998

                  Statements of Consolidated Income and Retained Earnings for the fiscal years ended October 3, 1999, September 27, 1998 and September 28, 1997

                  Statements of Consolidated Total Non-Owner Changes in Equity for the fiscal years ended October 3, 1999, September 27, 1998 and September 28, 1997

                  Statements of Consolidated Cash Flows for the fiscal years ended October 3, 1999, September 27, 1998 and September 28, 1997

                  Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants

         (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

                  Report of Independent Public Accountants for each of
                  the fiscal years in the three year period ended
                  October 3, 1999                                       Page S-1


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

  3.2    Amended and Restated Bylaws of the Registrant,            *
         incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1998 (Commission
         File No. 1-6905).

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

  4.2    $50,000,000 6.48% Series A Senior Notes due March         *
         1, 2011 and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and
         The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996
         (Commission File No. 1-6905).

  4.3    $50,000,000 7.55% Senior Series B Notes due July
         15, 2017 and $50,000,000 7.72% Series B Senior
         Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential
         Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the Registrant's
         Annual Report on Form 10-K for the fiscal year period ended September 28, 1997 (Commission File
         No. 1-6905).

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

  10.5   1982 Incentive Stock Option Plan, as amended and          *
         restated, incorporated herein by reference to
         Exhibit 10.5 of the Registrant's Annual Report on
         Form 10-K for the fiscal year ended October 2, 1994
         (Commission File No. 1-6905).**

  10.6   1988 Incentive Stock Option Plan, incorporated            *
         herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (Commission File
         No. 1-6905).**

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

  10.11  Ruddick Corporation Senior Officers Insurance             *
         Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992
         (Commission File No. 1-6905).**

  10.12  Ruddick Corporation Nonstatutory Stock Option             *
         Agreement Between the Registrant and Edwin B.
         Borden, Jr., incorporated herein by reference to
         Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
         December 29, 1996 (Commission File No. 1-6905).**

  10.13  Ruddick Corporation Nonstatutory Stock Option             *
         Agreement Between the Registrant and Beverly F.
         Dolan, incorporated herein by reference to Exhibit
         10.3 of the Registrant's Quarterly Report on Form
         10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

  10.14  Ruddick Corporation Nonstatutory Stock Option             *
         Agreement Between the Registrant and Roddey Dowd,
         Sr., incorporated herein by reference to Exhibit
         10.4 of the Registrant's Quarterly Report on Form
         10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

  10.15  Ruddick Corporation Nonstatutory Stock Option             *
         Agreement Between the Registrant and James E.S.
         Hynes, incorporated herein by reference to Exhibit
         10.5 of the Registrant's Quarterly Report on Form
         10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

                                                              Sequentially
Exhibit                                                         Numbered
Number                     Description of Exhibit                 Page
------                     ----------------------                 ----

  10.16  Ruddick Corporation Nonstatutory Stock Option             *
         Agreement Between the Registrant and Hugh L.
         McColl, Jr., incorporated herein by reference to
         Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
         December 29, 1996 (Commission File No. 1-6905).**

  10.17  Ruddick Corporation 1995 Comprehensive Stock Option       *
         Plan, incorporated herein by reference to Exhibit
         10.1 of the Registrant's Quarterly Report on Form
         10-Q for the quarterly period ended June 30, 1996
         (Commission File No. 1-6905).**

  10.18  Ruddick Corporation 1997 Comprehensive Stock Option       *
         and Award Plan, incorporated herein by reference to
         Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
         December 28, 1997 (Commission File No. 1-6905).**

  10.19  Ruddick Corporation Director Deferred Plan,               *
         incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998
         (Commission File No. 1-6905).**

  10.20  Ruddick Corporation Senior Officers Insurance             *
         Program, incorporated herein by reference to
         Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March
         29, 1998 (Commission File No. 1-6905).**

  11     Statement Regarding the Computation of Per Share          +
         Earnings.

  13     Ruddick Corporation 1999 Annual Report to                 +
         Shareholders: Consolidated Financial Statements on pages 22 to 35 and sections headed "Management's
         Discussion and Analysis of Financial Condition and
         Results of Operations" (pages 17 to 21), "Ruddick
         Corporation Financial Highlights" (page 3) and
         "Eleven-Year Financial and Operating Summary"
         (pages 36 and 37) only.

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


(b)     Reports on Form 8-K.

        The Registrant did not file any reports on Form 8-K during the three months ended October 3, 1999.

(c)     Exhibits
        See (a )(3) above.

(d)     Financial Statement Schedules
        See (a) (2) above.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RUDDICK CORPORATION
                                               (Registrant)


                                           By:    /s/ Thomas W. Dickson
                                              --------------------------------
                                                  Thomas W. Dickson, President

Dated: December 22, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

           Name                      Title                 Date
           ----                      -----                 ----

/s/ Thomas W. Dickson            President and            December 22, 1999
-------------------------          Director
Thomas W. Dickson             (Principal Executive
                                   Officer)

/s/ John B. Woodlief             Vice President-          December 22, 1999
-------------------------       Finance (Principal
John B. Woodlief                Financial Officer)

/s/ Douglas A. Stephenson        Vice President           December 22, 1999
-------------------------        and Treasurer
Douglas A. Stephenson         (Principal Accounting
                                   Officer)

/s/ John R. Belk                 Director                 December 22, 1999
-------------------------
John R. Belk

/s/ Edwin B. Borden, Jr.         Director                 December 22, 1999
-------------------------
Edwin B. Borden, Jr.

/s/ John W. Copeland             Director                 December 22, 1999
-------------------------
John W. Copeland

/s/ Alan T. Dickson             Chairman of               December 22, 1999
-------------------------        the Board
Alan T. Dickson                 and Director

/s/ R. Stuart Dickson            Chairman of              December 22, 1999
-------------------------      the Executive
R. Stuart Dickson           Committee and Director

           Name                    Title                  Date
           ----                    -----                  ----

---------------------------      Director
Roddey Dowd, Sr.

/s/ James E. S. Hynes            Director                 December 22, 1999
---------------------------
James E. S. Hynes

/s/ Hugh L. McColl, Jr.          Director                 December 22, 1999
---------------------------
Hugh L. McColl, Jr.

/s/ Anna S. Nelson               Director                 December 22, 1999
---------------------------
Anna S. Nelson

/s/ Harold C. Stowe              Director                 December 22, 1999
---------------------------
Harold C. Stowe

---------------------------      Director
Isaiah Tidwell

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Ruddick Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ruddick Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 28, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         /s/ ARTHUR ANDERSEN LLP


Charlotte, North Carolina
October 28, 1999

     RUDDICK CORPORATION AND SUBSIDIARIES
     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     FOR THE FISCAL YEARS ENDED
     SEPTEMBER 28, 1997, SEPTEMBER 27, 1998,
     AND OCTOBER 3, 1999
                      (in thousands)

     ---------------------------------------------------------------------------
                         COLUMN A                 COLUMN B          COLUMN C
     ---------------------------------------------------------------------------
                                                                   ADDITIONS
                                                   BALANCE         CHARGED TO
                                                AT BEGINNING       COSTS AND
                       DESCRIPTION             OF FISCAL YEAR       EXPENSES
--------------------------------------------------------------------------------
     Fiscal Year Ended September 28, 1997:
       Reserves deducted from assets
         to which they apply -
           Allowance For Doubtful Accounts           $1,398         $1,704
                                           =====================================


     Fiscal Year Ended September 27, 1998:
       Reserves deducted from assets
         to which they apply -
           Allowance For Doubtful Accounts           $2,005         $2,145
                                           =====================================


     Fiscal Year Ended October 3, 1999:
       Reserves deducted from assets
         to which they apply -
           Allowance For Doubtful Accounts           $2,046         $1,920
                                           =====================================


                                                       SCHEDULE II



                                             -----------------------------------
                                                   COLUMN D           COLUMN E
                                             -----------------------------------

                                                                       BALANCE
                                                                       AT END
                       DESCRIPTION                DEDUCTIONS*         OF PERIOD
--------------------------------------------------------------------------------
     Fiscal Year Ended September 28, 1997:
       Reserves deducted from assets
         to which they apply -
           Allowance For Doubtful Accounts           $1,097              $2,005
                                           =====================================


     Fiscal Year Ended September 27, 1998:
       Reserves deducted from assets
         to which they apply -
           Allowance For Doubtful Accounts           $2,104              $2,046
                                           =====================================


     Fiscal Year Ended October 3, 1999:
       Reserves deducted from assets
         to which they apply -
           Allowance For Doubtful Accounts             $733              $3,233
                                           =====================================

      *Represents accounts receivable balances written off as uncollectible, less recoveries.
                                      S-2