Form 10-Q
period 2000-02-02
RUDDICK CORP
filed 2000-02-15
CIK 85704

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended January 2, 2000

OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________to__________
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

                Yes   X        No______________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding Shares
              Class                 As of February 10, 2000
         ----------------           -------------------------
           Common Stock                  46,359,888 shares

                      RUDDICK CORPORATION

                             INDEX

                                                            PAGE NO.

PART I.        FINANCIAL INFORMATION

   ITEM 1.     FINANCIAL STATEMENTS
               CONSOLIDATED CONDENSED BALANCE SHEETS -
               JANUARY 2, 2000 AND OCTOBER 3, 1999                2

               CONSOLIDATED CONDENSED STATEMENTS OF
               INCOME - THREE MONTHS ENDED JANUARY 2,
               2000 AND DECEMBER 27, 1998                         3

               CONSOLIDATED CONDENSED STATEMENTS OF
               TOTAL NONOWNER CHANGES IN EQUITY -
               THREE MONTHS ENDED JANUARY 2, 2000 AND
               DECEMBER 27, 1998                                   4

               CONSOLIDATED CONDENSED STATEMENTS OF
               CASH FLOWS - THREE MONTHS ENDED
               JANUARY 2, 2000 AND DECEMBER 27, 1998                5

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                           6

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                          7-11

   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                    11


PART II.       OTHER INFORMATION

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                     12


SIGNATURES                                                           12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
          (in thousands)               January 2,         October 3,
                    ASSETS               2000                1999
                                      (Unaudited)         (Unaudited)
                                     -------------        -------------
CURRENT ASSETS:
  Cash and Temporary Cash Investments  $  15,756           $   14,467
  Accounts Receivable, Net                74,799               76,827
  Inventories                            240,776              223,694
  Other                                   33,487               43,886
                                      ------------         ------------
    Total Current Assets                 364,818              358,874

PROPERTY, NET                            543,567              539,557

INVESTMENTS AND OTHER ASSETS              74,300               71,683
                                       -----------         -------------
        Total                           $982,685             $970,114
                                       ===========         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                         $     44             $    177
  Current Portion of Long-Term Debt        2,926                  429
  Accounts Payable                       127,495              143,095
  Income Taxes Payable                    18,913               14,986
  Other Accrued Liabilities               63,547               80,181
                                       -----------         --------------
    Total Current Liabilities            212,925              238,868

LONG-TERM DEBT                           228,642              198,532

DEFERRED LIABILITIES                      85,316               84,305

MINORITY INTEREST                          4,867                4,726

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                  50,278               52,137
  Retained Earnings                      402,883              393,699
  Cumulative Translation Adjustments      (2,226)              (2,153)
                                       -----------          ------------
      Shareholders' Equity               450,935              443,683
                                       -----------          ------------
        Total                           $982,685             $970,114
                                       ===========          ============

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                                THREE MONTHS ENDED
                                     -------------------------------------
                                        January 2,         December 27,
                                           2000                1998
                                       (Unaudited)          (Unaudited)
                                      ----------------   ------------------
NET SALES
  American & Efird                    $     82,187         $   86,147
  Harris Teeter                            583,270            565,998
                                      ---------------   ------------------
    Total                                  665,457            652,145
                                      ----------------   ------------------
GROSS PROFIT
  American & Efird                          24,941             25,251
  Harris Teeter                            163,365            152,960
                                      ----------------   ------------------
    Total                                  188,306            178,211
                                      ----------------   ------------------
OPERATING PROFIT
  American & Efird                          11,670             11,342
  Harris Teeter                             15,754             14,438
                                      -----------------   -----------------
    Total                                   27,424             25,780

OTHER COSTS AND DEDUCTIONS
  Interest expense, net                      3,836              3,737
  Other expense, net                         1,457              1,692
  Minority interest                            141                109
                                      -----------------   -----------------
    Total                                    5,434              5,538
                                      -----------------   -----------------

Income before income taxes                  21,990              20,242
Income taxes                                 8,633               7,601
                                      -----------------   -----------------
Net income                                 $13,357             $12,641
                                      =================   =================


WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING:
    Basic                                46,390,942          46,591,704
    Diluted                              46,555,006          46,862,258

NET INCOME PER SHARE -
  BASIC                                         $.29                $.27
  DILUTED                                       $.29                $.27

DIVIDENDS DECLARED PER SHARE - Common           $.09                $.08

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER CHANGES IN
EQUITY (in thousands)


                                              THREE MONTHS ENDED
                                   ------------------------------------
                                       January 2,        December 27,
                                         2000                1998
                                      (Unaudited)         (Unaudited)
                                   -----------------   ----------------

Net Income                             $   13,357         $   12,641

Other nonowner changes in equity,
net of tax:

  Foreign currency translation adjustment     (73)              (281)
                                    ----------------   ----------------
Total nonowner changes in equity       $   13,284         $   12,360
                                    ================   ================

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                               THREE MONTHS ENDED
                                        ----------------------------------
                                         January 2,          December 27,
                                           2000                   1998
                                         --------------    -----------------
                                          (Unaudited)          (Unaudited)
                                         --------------    -----------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                               $    13,357         $   12,641
  Non-Cash Items Included in Net Income
    Depreciation and Amortization               18,485             17,224
    Other, Net                                    (568)            (2,535)
  Decrease (Increase) in Current Assets         (4,556)           (23,006)
  Increase (Decrease) in Current Liabilities   (28,439)           (10,786)
                                            -------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES           (1,721)            (6,462)
                                            -------------   ----------------
INVESTING ACTIVITIES
  Capital Expenditures                         (24,840)           (22,324)
  Cash Proceeds from Sale of Property              183                862
  Company Owned Life Insurance, Net             (2,322)            (3,536)
  Other, Net                                     2,827              1,397
                                             ------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES          (24,152)           (23,601)
                                             ------------   ---------------
FINANCING ACTIVITIES
  Proceeds of Long-Term Borrowings              32,700              42,637
  Payment of Principal on Long-Term Debt           (94)               (498)
  Dividends                                     (4,172)             (3,728)
  Other, Net                                    (1,272)              1,667
                                              ------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       27,162              40,078
                                              ------------   --------------

INCREASE (DECREASE) IN BALANCE SHEET CASH        1,289              10,015
BALANCE SHEET CASH AT BEGINNING OF PERIOD       14,467              16,668
                                              ------------   --------------
BALANCE SHEET CASH AT END OF PERIOD            $15,756             $26,683
                                              ============   ===============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Period for:
      Interest                                  $3,875              $3,769
      Income Taxes                              $4,315              $2,639

                             RUDDICK CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 (UNAUDITED)



IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED REFLECTS
ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS)
NECESSARY TO PRESENT FAIRLY THE RESULTS FOR THE INTERIM PERIODS
PRESENTED.

THE COMPANY ADOPTED SFAS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", EFFECTIVE WITH THE BEGINNING OF ITS FIRST FISCAL QUARTER OF 1999. ALL INTERIM PERIOD INFORMATION AND DISCLOSURES REGARDING THE BUSINESS SEGMENTS OF THE COMPANY - INDUSTRIAL THREAD, AMERICAN & EFIRD AND RETAIL GROCERY, HARRIS TEETER - REQUIRED BY THIS ACCOUNTING PRONOUNCEMENT ARE CONTAINED IN THESE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters ended January 2, 2000 and December
27, 1998:

     (In Thousands)                     Quarter Ended
                             ------------------------------------
                                January 2,       December 27,
                                  2000               1998
                             ---------------    -----------------

    Net Sales
        American & Efird        $   82,187          $    86,147
        Harris Teeter              583,270              565,998
                              ---------------   ------------------
          Total                 $  665,457           $  652,145
                              ---------------   ------------------
     Gross Profit
        American & Efird        $   24,941           $   25,251
        Harris Teeter              163,365              152,960
                              ---------------   ------------------
          Total                 $  188,306           $  178,211
                              ---------------   ------------------

     Operating Profit
        American & Efird        $   11,670           $    11,342
        Harris Teeter               15,754                14,438
                               ---------------   -----------------
          Total                 $   27,424           $    25,780



     Consolidated sales of $665 million in the first quarter of fiscal 2000 increased 2.0% over the $652 million reported for the comparable period last year. Total gross profit was up 5.7% from $178 million in the first quarter of fiscal 1999 to $188 million in fiscal 2000. Total operating profit of $27.4 million increased 6.4% from $25.8 million for the comparable period last year. Net income of $13.4 million grew by 5.7% from the $12.6 million reported in the first fiscal quarter last year, and basic and diluted earnings per share for the quarter rose to $.29 in fiscal 2000 from $.27 in fiscal 1999. As expected, the Company's effective income tax rate increased to 39.3% in the current quarter from 37.5% in the prior year quarter as tax deductions for interest paid on certain life insurance policy loans were fully phased out effective January 1, 1999 by federal legislation.

     Harris Teeter sales in the first quarter of fiscal 2000 of $583.3 million increased by 3.1% over the $566.0 million reported for the comparable period last year. Net sales for stores in operation during both periods were flat. Sales continued to be negatively impacted by the lack of inflation in the grocery sector, new stores opened in the region by competitors and aggressive feature pricing by competitors in a number of the company's key markets. While the company expects both the intensely competitive environment and minimal food inflation to continue for the foreseeable future, valuable customer information gained through the VIC loyalty card is helping Harris
Teeter refine its merchandising and promotional activities for each of its major markets in order to drive future sales.
Gross profit of $163.4 million expanded by 6.8% from $153.0
million in the first fiscal quarter of 1999 and gross margin on sales grew to 28.0% from 27.0% last year, primarily due to a more favorable sales mix of higher margin business, including an increase in private label and store brands, and more successful pricing and merchandising programs. Harris Teeter's operating profit of $15.8 million in the first quarter of 2000 rose 9.1% from the $14.4 million reported for the comparable period last year and operating margin on sales increased to 2.70% of sales in the current quarter from 2.55% of sales in the first quarter of fiscal 1999. The improvement in operating margin was primarily due to the increased gross margin on sales, enhanced productivity in the stores and improved control of certain store expenses, offset somewhat by higher merchandising, operations and store occupancy costs. Harris Teeter opened two stores during the first quarter, including its first store in the northern
Virginia/Washington D.C. area, resulting in 149 stores in operation at January 2, 2000, up from 147 at December 27, 1998.

     In the first quarter of fiscal 2000, A&E sales of $82.2 million decreased by 4.6% from the $86.1 million reported for the comparable period last year. Quarterly sales were lower primarily as a result of customer holiday plant closings occurring in their entirety in the first quarter this year versus being spread over the first and second quarters last year. Excluding the impact of the timing of these holiday closings, management estimated that sales would have been relatively flat. Sales also continued to be affected by the growth of apparel imports, the shift of apparel manufacturing out of the U.S. and weakness in European retail denim apparel sales. As a result, in the quarter A&E's sales in the U.S. decreased by 7.7%. A&E's foreign sales expanded by 2.9% over the prior year period and accounted for 31% of A&E's total sales. Most significantly, Mexico displayed significant year over year growth while sales in Europe were soft in comparison to the prior year quarter. A&E's gross profit of $24.9 million in the first quarter of fiscal 2000 decreased 1.2% from $25.3 million in the first quarter last year but gross margin on sales improved somewhat. Even with lower sales, A&E was also able to increase operating profitability. Operating profit of $11.7 million in the first quarter of fiscal 2000 grew by 2.9% from $11.3 million in the comparable period last year and operating margin on sales also increased from 13.2% in fiscal 1999 to 14.2% in fiscal 2000. The improvement in margins primarily reflected the benefits of the consolidation of certain finishing and distribution operations completed in fiscal 1999. A&E's operating profit in the U.S. market declined by 1.7% in comparison to the prior year quarter but the majority of the foreign operations of A&E generated improvements in operating profitability, although none are individually material to the Company.

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

     The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of January 2, 2000, this percentage was 33.7%, as compared to 30.7% at October 3, 1999.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended January 2, 2000 was $100 million, and $73.5 million was outstanding at quarter end compared to $40.8 million at October 3, 1999. The additional borrowings under Ruddick's revolving credit facilities were used primarily for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. Under the evergreen provisions of the revolving credit agreements, two of the banks extended their term by one year resulting in a maturity of February 15, 2005 for up to an aggregate $66.7 million, while the outstanding balance of up to $33.3 million with the third bank will mature February 15, 2004 at the request of the bank, pending negotiations of primarily pricing of the facility with that bank. In addition, the Company has short-term, uncommitted lines of credit with two banks for a total of $10 million each bank, and no borrowings were outstanding at quarter end.

     Working capital of $151.9 million at January 2, 2000 increased $31.9 million from October 3, 1999, primarily the result of increases in inventories, including an increase of $14.9 million to support increased sales activity at Harris Teeter, and reductions in accounts payable at A&E and Harris Teeter aggregating $13.5 million. The current ratio was 1.7 at January 2, 2000 and 1.5 at October 3, 1999.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     During the first three months of fiscal 2000, capital expenditures totaled $24.8 million. A&E has spent $3.6 million year to date and is budgeted to spend a total of $27 million for fiscal year 2000. Harris Teeter has spent $21.2 million of an anticipated $86 million in fiscal year 2000. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

Other Matters

Year 2000 Remediation

     The Company successfully completed its Year 2000 remediation programs and encountered no significant disruptions or other adverse effects as the result of functioning beyond calendar year 1999. Further, the well-developed contingency plans of Harris Teeter and A&E were not required to be activated. The combined companies spent $3.3 million to achieve Year 2000 compliance since beginning in fiscal year 1997.



>PAGE>                              -9-



Income Taxes

     As a result of federal legislation which phased out, effective January 1, 1999, interest deductions on certain insurance policy loans and thereby significantly diminished the favorable tax attributes of company owned life insurance ("COLI"), the Company's effective income tax rate, in comparison to the prior fiscal year, has risen to a level slightly below statutory rates domestically. The Company has recorded income tax reductions of approximately $25 million cumulatively as the result of COLI interest deductions from October 1993 through December 27, 1998. The Internal Revenue Service, on a comprehensive national level, is pursuing an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS issued Technical Advice Memoranda regarding the COLI deductibility to taxpayers unrelated to the Company. Further, on October 19, 1999, the Tax Court ruled, in a single judge's decision, that Winn-Dixie Stores, Inc. was not entitled to deduct interest on policy loans from its COLI program, finding that the program lacked economic substance. Management understands that the adverse position taken by the IRS will be subjected to extensive further challenges in the courts, not only by Winn-Dixie but also by many other large corporations with similar life insurance programs. On June 17, 1999, the IRS issued a notice of assessment of tax to the Company for the amounts of COLI loan interest deducted in fiscal years 1994 and 1995. If the IRS were to prevail, the income tax payable (including federal and state amounts) would total approximately $7.4 million, for 1994 and 1995, and for all years a total of approximately $30 million, including interest thereon. The Company strongly disagrees with the position of the IRS, has begun the appeal of the assessment and intends to vigorously pursue justice through the taxpayer appeals process and, if necessary, the judicial system. In the event that the IRS prevails, this outcome would result in a material impact upon the Company's future income taxes and results of operations.

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

     Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following:
     -generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,
     -changes in the competitive environment, including increased competition in the Company's primary geographic markets, the entry of new competitors and consolidation in the supermarket industry,
     -economic or political changes in the countries in which the Company operates or adverse trade regulations,
     -the passage of future tax legislation, or any regulatory or judicial position which prevails, if any, that could have an adverse impact on the tax benefits of COLI,

     -management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements, and
     -changes in the Company's capital expenditures, new store openings and store closings.

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

                                        RUDDICK CORPORATION

DATE:   February 15, 2000               /s/ JOHN B. WOODLIEF
                                            John B. Woodlief
                                            VICE PRESIDENT - FINANCE
                                           (PRINCIPAL FINANCIAL OFFICER)