Form 10-Q
period 2000-04-02
RUDDICK CORP
filed 2000-05-16
CIK 85704

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 2, 2000

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

                                 Yes      X        No ______________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding Shares
              Class                                   As of May 15, 2000
           Common Stock                                46,204,308 shares

                        RUDDICK CORPORATION

                              INDEX

                                                             PAGE NO.

PART I.   FINANCIAL INFORMATION

   ITEM 1.     FINANCIAL STATEMENTS
               CONSOLIDATED CONDENSED BALANCE SHEETS -
               APRIL 2, 2000 AND OCTOBER 3, 1999                  2

               CONSOLIDATED CONDENSED STATEMENTS OF
               INCOME - THREE MONTHS AND SIX MONTHS
               ENDED APRIL 2, 2000 AND MARCH 28, 1999             3

               CONSOLIDATED CONDENSED STATEMENTS OF
               TOTAL NONOWNER CHANGES IN EQUITY -
               THREE MONTHS AND SIX MONTHS
               ENDED APRIL 2, 2000 AND MARCH 28,1999              4

               CONSOLIDATED CONDENSED STATEMENTS OF
               CASH FLOWS - THREE MONTHS AND SIX MONTHS
               ENDED APRIL 2, 2000  AND MARCH 28, 1999             5

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                          6

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                         7-12

   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                    12


PART II.  OTHER INFORMATION

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                      13

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                      14


SIGNATURES                                                           14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands)
                                                      April 2,      October 3,
                   ASSETS                                2000          1999
                                                     (Unaudited)   (Unaudited)
                                                    ------------- -------------
CURRENT ASSETS:
  Cash and Temporary Cash Investments                $     15,876  $     14,467
  Accounts Receivable, Net                                 84,679        76,827
  Inventories                                             239,305       223,694
  Other                                                    33,900        43,886
                                                     ------------- ------------
    Total Current Assets                                  373,760       358,874

PROPERTY, NET                                             549,742       539,557

INVESTMENTS AND OTHER ASSETS                               73,839        71,683

                                                     ------------- -------------
        Total                                        $    997,341    $  970,114
                                                     ============= =============
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                      $         14  $        177
  Current Portion of Long-Term Debt                         2,905           429
  Accounts Payable                                        135,978       143,095
  Income Taxes Payable                                     11,877        14,986
  Other Accrued Liabilities                                76,472        80,181
                                                      ------------  -----------
   Total Current Liabilities                              227,246       238,868

LONG-TERM DEBT                                            220,755       198,532

DEFERRED LIABILITIES                                       86,557        84,305

MINORITY INTEREST                                           4,900         4,726

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                                   48,205        52,137
  Retained Earnings                                       412,086       393,699
  Cumulative Translation Adjustments                       (2,408)       (2,153)
                                                        ----------- -----------
      Shareholders' Equity                                457,883       443,683
                                                        ----------- -----------
        Total                                          $  997,341    $  970,114
                                                        =========== ===========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                          THREE MONTHS ENDED               SIX MONTHS ENDED
                      ---------------------------   --------------------------
                        April 2,       March 28,      April 2,       March 28,
                          2000           1999           2000           1999
                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                      -------------  -------------  -------------  ------------
NET SALES
  American & Efird   $    88,559    $    81,303    $   170,746    $   167,450
  Harris Teeter          573,760        564,336      1,157,030      1,130,334
                       -----------   ------------  --------------  -----------
    Total                662,319        645,639      1,327,776      1,297,784
                       -----------   ------------  --------------  -----------
GROSS PROFIT
  American & Efird        26,627         24,030         51,568         49,281
  Harris Teeter          161,482        151,102        324,847        304,062
                       ------------  ------------  --------------  -----------
    Total                188,109        175,132        376,415        353,343
                       ------------  ------------  --------------  -----------

OPERATING PROFIT
  American & Efird        12,073         10,816         23,743         22,158
  Harris Teeter           15,781         15,213         31,535         29,651
                       ------------  ------------  --------------  -----------
    Total                 27,854         26,029         55,278         51,809
                       ------------  ------------  --------------  -----------

OTHER COSTS AND DEDUCTIONS
  Interest expense, net    3,750          3,679          7,586          7,416
  Other expense, net       1,812          1,867          3,269          3,559
  Minority interest          194             84            335            193
                        -----------  ------------  --------------  -----------
    Total                  5,756          5,630         11,190         11,168
                        -----------  ------------  --------------  -----------

Income before income
    taxes                 22,098         20,399         44,088         40,641
Income taxes               8,737          7,669         17,370         15,270
                       -----------  -------------  --------------  -----------
Net income             $  13,361      $  12,730      $  26,718      $  25,371
                       ===========  =============  ==============  ===========


WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING:
    Basic              46,282,579     46,560,396     46,336,761     46,576,050
    Diluted            46,343,903     46,801,439     46,452,806     46,832,054

NET INCOME PER SHARE -
  BASIC                      $.29           $.27           $.58           $.54
  DILUTED                    $.29           $.27           $.58           $.54

DIVIDENDS DECLARED
  PER SHARE - COMMON         $.09           $.08           $.18           $.16

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER CHANGES IN EQUITY (in thousands)



                               THREE MONTHS ENDED       SIX MONTHS ENDED
                           ------------------------  -----------------------
                             April 2,     March 28,   April 2,     March 28,
                               2000         1999        2000          1999
                            (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                           ------------- ----------- -----------  -----------
Net Income                    $ 13,361    $ 12,730    $ 26,718     $ 25,371

Other nonowner changes in
   equity, net of tax:
 Foreign currency translation
  adjustment                      (182)         44        (255)        (237)
                             ------------ ---------  -----------   ----------
Total nonowner changes in
  equity                        $13,179    $12,774      $26,463      $25,134
                             ============ =========  ===========  ===========

RUDDICK CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                               SIX MONTHS ENDED
                                          ---------------------------
                                            April 2,       March 28,
                                              2000           1999
                                           (Unaudited)    (Unaudited)
                                          -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                               $    26,718    $    25,371
  Non-Cash Items Included in Net Income
    Depreciation and Amortization               37,584         34,715
    Other, Net                                     195         (1,256)
  Decrease (Increase) in Current Assets        (13,565)       (23,997)
  Increase (Decrease) in Current Liabilities   (14,097)       (25,991)
                                            ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       36,835          8,842
                                            ------------  ------------
INVESTING ACTIVITIES
  Capital Expenditures                         (51,090)       (40,800)
  Cash Proceeds from Sale of Property              308            950
  Company Owned Life Insurance, Net             (2,646)         6,394
  Other, Net                                     4,884          1,654
                                             -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES          (48,544)       (31,802)
                                             -----------  ------------
FINANCING ACTIVITIES
  Proceeds of Long-Term Borrowings              24,900         28,837
  Payment of Principal on Long-Term Debt          (201)          (580)
  Dividends                                     (8,330)        (7,449)
  Other, Net                                    (3,251)          (168)
                                              ----------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       13,118         20,640
                                              -----------  ------------
INCREASE (DECREASE) IN BALANCE SHEET CASH        1,409         (2,320)
BALANCE SHEET CASH AT BEGINNING OF PERIOD       14,467         16,668
                                              -----------  ------------
BALANCE SHEET CASH AT END OF PERIOD           $ 15,876      $  14,348
                                              ===========  ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Period for:
      Interest                             $   7,751      $   7,561
      Income Taxes                         $  17,959      $  12,916

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and six months ended April 2, 2000 and March 28, 1999:

     (In Thousands)           Quarter Ended              Six Months Ended
                         ------------------------- --------------------------
                          April 2,     March 28,    April 2,       March 28,
                           2000          1999         2000           1999
                         ----------   ------------ ------------  ------------
Net Sales
   American & Efird       $  88,559     $  81,303   $  170,746    $   167,450
   Harris Teeter            573,760       564,336    1,157,030      1,130,334
                          ----------  ------------- ------------ ------------
          Total           $ 662,319     $ 645,639    $1,327,776    $1,297,784

Gross Profit
   American & Efird       $  26,627     $  24,030    $   51,568    $   49,281
   Harris Teeter            161,482       151,102       324,847       304,062
                          ----------  -------------  -----------  -----------
          Total           $ 188,109     $ 175,132     $ 376,415    $  353,343

Operating Profit
   American & Efird       $  12,073     $   10,816    $  23,743    $   22,158
   Harris Teeter             15,781         15,213       31,535        29,651
                          ----------  -------------  ------------  -----------
          Total           $  27,854     $   26,029    $  55,278    $   51,809


For the Three Months Ended April 2, 2000 and March 28, 1999

     Consolidated sales of $662 million in the second quarter of fiscal 2000 increased 2.6% over the $646 million reported for the comparable period last year. Total gross profit was up 7.4% from $175 million in the second quarter of fiscal 1999 to $188 million in the second quarter of fiscal 2000. Total operating profit of $27.9 million increased 7.0% from $26.0 million for the comparable period last year. Net income of $13.4 million increased 5.0% from the $12.7 million reported in the second fiscal quarter last year, and the quarter's basic and diluted earnings per share rose from $.27 in fiscal 1999 to $.29 in fiscal 2000. Higher sales and profitability were recorded at both American & Efird (A&E), the industrial thread subsidiary, and Harris Teeter, the supermarket subsidiary.

     Harris Teeter sales in the second quarter of fiscal 2000 of $573.8 million increased by 1.7% over the $564.3 million reported for the comparable period last year. Net sales for stores in operation during both periods were flat. Sales at Harris Teeter were impacted by the continuation of the highly competitive supermarket environment in the Southeast characterized by competitor store openings and aggressive feature pricing. Higher sales early in the quarter due to the threat of bad weather were offset by the impact of somewhat lower customer demand later in the quarter. In addition, total sales for the eight new stores acquired last year from Kroger in the Greensboro/Winston-Salem, North Carolina market, were less than total sales during the comparable period for the 11 stores in western Virginia that were sold in 1999. The company reiterated its opinion that the store trades with Kroger were strategically important and have the potential for higher sales in future periods due to superior market demographics. While Harris Teeter expects both the intensely competitive environment and minimal food inflation to continue for the foreseeable future, senior management is continuing to deploy targeted promotional activities to drive customer traffic while refocusing sales efforts throughout the remainder of the fiscal year. Gross profit of $161.5 million increased by 6.9% from $151.1 million in the second fiscal quarter of 1999 and gross margin on sales grew to 28.1% from 26.8% last year due primarily to pricing programs and an increase in private label and store brand sales. Operating profit in the second fiscal quarter of 2000 of $15.8 million increased by 3.7% over the $15.2 million reported for the comparable period last year. Operating margin on sales increased to 2.75% of sales in the current quarter from 2.70% in the second quarter of fiscal 1999. The improvement in operating margin was due primarily to the improved gross margin on sales and continued programs to enhance productivity. At April 2, 2000, 151 stores were in operation, up from 148 at March 28, 1999. Harris Teeter opened two new stores in its Atlanta, Georgia market during the second quarter of fiscal 2000. Harris Teeter expects to open six more stores in the second half of the fiscal year.

     In the second quarter of fiscal 1999, A&E sales of $88.6 million increased 8.9% from the $81.3 million reported for the comparable period last year. This increase was partially due to the timing of customer holiday plant closings which occurred in their entirety in the first quarter this year versus being spread over the first and second quarters last year. General business conditions worldwide improved during the second quarter, with the exception of Europe where the shifting of apparel sourcing and weakness in the denim market continued to have a negative impact. A&E sales in its U.S. market increased by 3.5% compared to the same quarter last year. A&E continued significant rates of sales growth in Canada, Mexico and the Caribbean Basin due to the growth in apparel production in those regions as a result of NAFTA and the Caribbean Basin Initiative (CBI). Rates of sales growth in Asia were also favorable. A&E's aggregate foreign sales increased by 23% in the quarter in comparison to the prior year period and accounted for 32% of A&E's total sales in the current quarter. Despite highly competitive pricing in the market and rising raw material costs, A&E's gross profit of $26.6 million in the second quarter of fiscal 2000 increased 10.8% from $24.0 million in the second quarter last year, due primarily to a better mix of products sold, better running schedules in its manufacturing facilities which improved efficiencies and the 1999 consolidation of finishing and distribution operations. Gross margin on sales increased to 30.1% in fiscal 2000 from 29.6% in the previous year. Operating profit of $12.1 million in the second quarter of fiscal 2000 grew by 11.6% from $10.8 million in the comparable period last year. The majority of the foreign operations of A&E generated improvements in operating profitability, although none are individually material to the Company. A&E's operating profit in its foreign operations increased 24.8% and in the U.S. market, increased by 9.1% in comparison to the prior year quarter.


For the Six Months Ended April 2, 2000 and March 28, 1999

     Consolidated sales in the six months ended April 2, 2000 of $1.33 billion increased 2.3% over the $1.30 billion reported for the first six months of fiscal 1999. Total gross profit increased by 6.5% from $353.3 million in the first half of fiscal 1999 to $376.4 million in the first six months of fiscal 2000. Operating profit of $55.3 million was up 6.7% from $51.8 million in the comparable period of fiscal 1999. Net income rose by 5.3%, from $25.4 million in the first half of fiscal 1999 to $26.7 million for the current six-month period. Basic and diluted earnings per share for the first six months of this year were $.58 versus $.54 a year ago.

     Harris Teeter sales of $1.16 billion for the first six months of fiscal 2000 increased by 2.4% over the $1.13 billion recorded in the period last year and net sales for stores in operation during both periods were flat. Sales results were impacted by the lack of inflation in the grocery sector, competitors' new stores opened in the region and aggressive feature pricing by competitors. In addition, total sales for the eight stores acquired last year from Kroger were less than total sales during the comparable period for the 11 stores in western Virginia that were sold in 1999. The company plans to continue to utilize customer data obtained from the VIC loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its key markets. Even given the difficult pricing environment during the past six months, Harris Teeter was able to increase gross profit by 6.8%, from $304.1 million during fiscal 1999 to $324.8 million in fiscal 2000, and gross margin on sales increased from 26.9% in fiscal 1999 to 28.1% in fiscal 2000. Gross margin increases were driven by an increased sales distribution in private label and store brands and by pricing and merchandising programs. Operating profit increased by 6.4% to $31.5 million in the first six months of fiscal 2000 from $29.7 million in the comparable prior year period and operating margin on sales improved to 2.73% in fiscal 2000 from 2.62% in fiscal 1999. These results were primarily achieved due to the increased gross margin on sales and store productivity enhancements, offset somewhat by higher merchandising, operations and store occupancy costs. A total of four new stores were opened during the six-month period in fiscal 2000 resulting in 151 stores in operation at April 2, 2000.

     A&E sales of $170.7 million for the first six months of this year increased by 2.0% from $167.5 million in the comparable period last year. A&E's sales growth reflected the adverse impact of the growth of apparel imports, the shift of apparel manufacturing out of the U.S. and weakness in European retail denim apparel sales, offset by strong growth in foreign sales. While A&E's sales in its U.S. markets declined 2.2%, its total foreign sales increased by 12.4% for the six months in comparison to the comparable six months in fiscal 1999 and accounted for 32% of total year-to-date sales. The relative sales distribution of the company's business in Latin America, particularly in Mexico, continued to grow as the result of NAFTA. For the first six months of fiscal 2000, A&E's gross profit of $51.6 million increased by 4.6% from the $49.3 million in the comparable period last year and gross margin on sales expanded somewhat. Despite a more favorable mix of products sold, which improved gross margins over the previous year, A&E continued to experience pressure on margins due to competitive pricing and rising raw materials prices. Further, margins were favorably impacted by the better running schedules in manufacturing facilities during the second fiscal quarter and by the benefits realized from the consolidation of certain dyeing, finishing and distribution facilities in 1999. Operating profit of $23.7 million in the first six months increased by 7.2% from $22.2 million in the first six months of last year and operating margin on sales increased to 13.9% in fiscal 2000 from 13.2% in the prior year. Although none of the foreign operations are individually material to the Company, the majority showed improvements in operating profit. A&E's operating profit in the U.S. during the six-month period increased by 3.5% as compared to the prior year six months primarily as a result of the improvement in manufacturing operating schedules.


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

     The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of April 2, 2000, this percentage was 32.6%, as compared to 30.7% at October 3, 1999.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended April 2, 2000 was $84.0 million, and $65.7 million was outstanding at quarter end compared to $40.8 million at October 3, 1999. The additional borrowings under Ruddick's revolving credit facilities were used primarily for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. Two-thirds of the aggregate balance outstanding under these revolving lines of credit will mature February 15, 2005, and one-third will mature February 15, 2004, however, an annual one-year extension of term may be provided by the lenders under the evergreen provisions of the loan agreement. In addition, the Company has a short-term, uncommitted bank line of credit for $10 million on which no borrowing was outstanding at quarter end.

     Working capital of $146.5 million at April 2, 2000 increased $26.5 million from October 3, 1999, primarily the result of increases in both inventories (up $15.6 million) and accounts receivable (up $7.9 million) to support increased sales activity at Harris Teeter and A&E and reductions in their accounts payable and accrued liabilities. The current ratio was 1.6 at April 2, 2000 and 1.5 at October 3, 1999.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     During the first six months of fiscal 2000, capital expenditures totaled $51.1 million. A&E has spent $8.4 million of the $32 million it is budgeted to spend in fiscal year 2000, and Harris Teeter has spent $42.7 million of an anticipated $98 million. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.


Other Matters

     As a result of federal legislation which phased out, effective
January 1, 1999, interest deductions on certain insurance policy loans and thereby significantly diminished the favorable tax attributes of company owned life insurance ("COLI"), the Company's effective income tax rate, in comparison to the prior fiscal year, has risen to a level slightly below statutory rates domestically. The Company has recorded income tax reductions of approximately $25 million cumulatively as the result of COLI interest deductions from October 1993 through December 27, 1998. The Internal Revenue Service, on a comprehensive national level, is pursuing an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS issued Technical Advice Memoranda regarding the COLI deductibility to taxpayers unrelated to the Company. Further, on October 19, 1999, the Tax Court ruled, in a single judge's decision, that Winn-Dixie Stores, Inc. was not entitled to deduct interest on policy loans from its COLI program, finding that the program lacked economic substance. Management understands that the adverse position taken by the IRS will be subjected to extensive further challenges in the courts, not only by Winn-Dixie but also by many other large corporations with similar life insurance programs. On June 17, 1999, the IRS issued a notice of assessment of tax to the Company for the amounts of COLI loan interest deducted in fiscal years 1994 and 1995. If the IRS were to prevail, the income tax payable (including federal and state amounts) would total approximately $7.4 million, for 1994 and 1995, and for all years a total of approximately $30.4 million, including interest thereon. The Company strongly disagrees with the position of the IRS, has begun the appeal of the assessment and intends to vigorously pursue justice through the taxpayer appeals process and, if necessary, the judicial system.
In the event that the IRS prevails, this outcome would result in a material impact upon the Company's future income taxes and results of operations.


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

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Ruddick Corporation was held on February 17, 2000 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matter at the Annual Meeting.

          1.  ELECTION OF DIRECTORS

          The shareholders elected five directors at the Annual Meeting, four for three-year terms to expire in 2003 and one for a two-year term to expire in 2002. In addition, the following directors are currently serving for terms to expire in 2001 and 2002, as indicated: John W. Copeland (2001), Alan T. Dickson
          (2001), Roddey Dowd, Sr. (2001), Anna Spangler Nelson
          (2001), Edwin B. Borden, Jr. (2002), R. Stuart Dickson (2002)
          and Hugh L. McColl, Jr. (2002).   There was no solicitation
          in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

                                                Shares
      Director Elected       Shares Voted     Withholding      Broker
     at Annual Meeting       for Election      Authority      Non-Votes
     -----------------      -------------    ------------  -------------
   For a three-year term:

     John R. Belk             37,743,105         892,151         N/A

     Thomas W. Dickson        37,623,575       1,011,681         N/A

     James E.S. Hynes         37,798,016         837,240         N/A

     Harold C. Stowe          37,805,823         829,433         N/A


     For a two-year term:

     Isaiah Tidwell            37,770,767        864,489          N/A

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

                                             RUDDICK CORPORATION

DATE:   May 16, 2000                        /s/ John B. Woodlief
                                            John B. Woodlief
                                            VICE PRESIDENT - FINANCE
                                            (PRINCIPAL FINANCIAL OFFICER)

                             EXHIBIT INDEX



  Exhibit No.
(per Item 601            Description                        Sequential
 Of Reg. S-K)             of  Exhibit                        Page No.
---------------    -------------------------------------   -------------

        11          Statement Re:  Computation of Per
                    Share Earnings

        27          Financial Data Schedule