Form 10-Q
period 2000-07-02
RUDDICK CORP
filed 2000-08-15
CIK 85704

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 2, 2000

                                OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________
           Commission file number    1-6905


                       RUDDICK CORPORATION
                       -------------------
      (Exact name of registrant as specified in its charter)


       NORTH CAROLINA                            56-0905940
       --------------                            ----------
State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)            Identification No.)

 301 S. Tryon Street, Suite 1800
    Charlotte, North Carolina                      28202
 -------------------------------                  -------
(Address of principal executive offices)         (Zip Code)

                          (704) 372-5404
                         ----------------
        Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X        No __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding Shares
       Class                             as of August 11, 2000
-------------------                      ---------------------
    Common Stock                            46,216,908 shares

                       RUDDICK CORPORATION

                             INDEX

                                                       PAGE NO.
                                                       --------
PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS -
          JULY 2, 2000 AND OCTOBER 3, 1999                 2

          CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME - THREE MONTHS AND NINE MONTHS
          ENDED JULY 2, 2000 AND JUNE 27, 1999             3

          CONSOLIDATED CONDENSED STATEMENTS OF
          TOTAL NONOWNER CHANGES IN EQUITY -
          THREE MONTHS AND NINE MONTHS
          ENDED JULY 2, 2000 AND JUNE 27,1999              4

          CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS - NINE MONTHS ENDED
          JULY 2, 2000 AND JUNE 27, 1999                   5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                       6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                    7-12

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                               12

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                13

SIGNATURES                                                13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
           (in thousands)
                                          July 2,    October 3,
               ASSETS                      2000        1999
               ------                   (Unaudited) (Unaudited)
                                        ----------- -----------
CURRENT ASSETS:
  Cash and Temporary Cash Investments      $11,889    $14,467
  Accounts Receivable, Net                  87,497     76,827
  Inventories                              242,492    223,694
  Other                                     32,527     43,886
                                        ----------   --------
    Total Current Assets                   374,405    358,874

PROPERTY, NET                              564,263    539,557

INVESTMENTS AND OTHER ASSETS                75,841     71,683
                                        ----------   --------
        Total                           $1,014,509   $970,114
                                        ==========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes Payable                          $       -   $    177
  Current Portion of Long-Term Debt          2,882        429
  Accounts Payable                         127,097    143,095
  Income Taxes Payable                      11,949     14,986
  Other Accrued Liabilities                 77,263     80,181
                                        ----------   --------
    Total Current Liabilities              219,191    238,868

LONG-TERM DEBT                             237,169    198,532

DEFERRED LIABILITIES                        87,509     84,305

MINORITY INTEREST                            5,077      4,726

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                    48,350     52,137
  Retained Earnings                        420,217    393,699
  Cumulative Translation Adjustments        (3,004)    (2,153)
                                        ----------   --------
      Shareholders' Equity                 465,563    443,683
                                        ----------   --------
        Total                           $1,014,509   $970,114
                                        ==========   ========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                            THREE MONTHS ENDED
                          -----------------------
                             July 2,    June 27,
                              2000        1999
                          (Unaudited) (Unaudited)
                          ----------- -----------
NET SALES
  American & Efird           $90,363     $90,342
  Harris Teeter              592,540     546,286
                            --------    --------
    Total                    682,903     636,628
                            --------    --------

GROSS PROFIT
  American & Efird            26,476      27,505
  Harris Teeter              161,309     151,997
                            --------    --------
    Total                    187,785     179,502
                            --------    --------

OPERATING PROFIT
  American & Efird            12,163      12,937
  Harris Teeter               13,702      12,474
                            --------    --------
    Total                     25,865      25,411
                            --------    --------

OTHER COSTS AND
  DEDUCTIONS
  Interest expense, net        3,956       3,734
  Other expense, net           1,584       1,895
  Minority interest              176         137
                            --------    --------
    Total                      5,716       5,766
                            --------    --------

Income before
  income taxes                20,149      19,645
Income taxes                   7,859       7,377
                            --------    --------
Net income                   $12,290     $12,268
                            ========    ========

WEIGHTED AVERAGE NUMBER
   OF SHARES OF
   COMMON STOCK
   OUTSTANDING:
    Basic                 46,207,342  46,480,687
    Diluted               46,244,465  46,693,916

NET INCOME PER SHARE -
  BASIC                         $.27        $.26
  DILUTED                       $.27        $.26

DIVIDENDS DECLARED
  PER SHARE - Common            $.09        $.08



                             NINE MONTHS ENDED
                          -----------------------
                            July 2,     June 27,
                             2000         1999
                          (Unaudited) (Unaudited)
                          ----------- -----------
NET SALES
  American & Efird        $  261,109  $  257,792
  Harris Teeter            1,749,570   1,676,620
                          ----------  ----------
    Total                  2,010,679   1,934,412
                          ----------  ----------

GROSS PROFIT
  American & Efird            78,044      76,786
  Harris Teeter              486,156     456,059
                          ----------  ----------
    Total                    564,200     532,845
                          ----------  ----------

OPERATING PROFIT
  American & Efird            35,906      35,095
  Harris Teeter               45,237      42,125
                          ----------  ----------
    Total                     81,143      77,220
                          ----------  ----------

OTHER COSTS AND
  DEDUCTIONS
  Interest expense, net       11,542      11,150
  Other expense, net           4,853       5,454
  Minority interest              511         330
                          ----------  ----------
    Total                     16,906      16,934
                          ----------  ----------

Income before
  income taxes                64,237      60,286
Income taxes                  25,229      22,647
                          ----------  ----------
Net income                   $39,008     $37,639
                          ==========  ==========

WEIGHTED AVERAGE NUMBER
   OF SHARES OF
   COMMON STOCK
   OUTSTANDING:
    Basic                 46,293,621  46,544,262
    Diluted               46,383,569  46,786,011

NET INCOME PER SHARE -
  BASIC                         $.84        $.81
  DILUTED                       $.84        $.80

DIVIDENDS DECLARED
  PER SHARE - Common            $.27        $.24

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER
CHANGES IN EQUITY
(in thousands)

                             THREE MONTHS ENDED
                           -----------------------
                             July 2,     June 27,
                               2000        1999
                           (Unaudited) (Unaudited)
                           ----------- -----------
Net Income                    $12,290     $12,268

Other nonowner changes
  in equity, net of tax:
    Foreign currency
      translation adjustment     (596)         18
                              -------     -------
Total nonowner changes
  in equity                   $11,694     $12,286
                              =======     =======



                               NINE MONTHS ENDED
                            -----------------------
                               July 2,    June 27,
                                2000       1999
                            (Unaudited) (Unaudited)
                            ----------- -----------
Net Income                     $39,008     $37,639

Other nonowner changes
  in equity, net of tax:
    Foreign currency
      translation adjustment      (851)       (219)
                               -------     -------
Total nonowner changes
  in equity                    $38,157     $37,420
                               =======     =======

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                          NINE MONTHS ENDED
                                      --------------------------
                                        July 2,        June 27,
                                          2000           1999
                                      -----------    -----------
                                      (Unaudited)    (Unaudited)
                                      -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                            $39,008        $37,639
  Non-Cash Items Included
   in Net Income
    Depreciation and Amortization        57,235         52,208
    Other, Net                             (649)           208
  Decrease (Increase) in
   Current Assets                       (18,305)       (15,279)
  Increase (Decrease) in
   Current Liabilities                  (22,130)       (22,448)
                                       --------       --------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                    55,159         52,328
                                       --------       --------

INVESTING ACTIVITIES
  Capital Expenditures                  (85,887)       (63,475)
  Cash Proceeds from Sale of Property     1,683          1,213
  Company Owned Life Insurance, Net      (2,753)         6,355
  Other, Net                              3,726         (4,913)
                                       --------       --------
NET CASH USED IN INVESTING ACTIVITIES   (83,231)       (60,820)
                                       --------       --------

FINANCING ACTIVITIES
  Proceeds of Long-Term Borrowings       41,400         18,937
  Payment of Principal on Long-Term
   Debt                                    (311)          (653)
  Dividends                             (12,489)       (11,163)
  Other, Net                             (3,106)        (1,831)
                                       --------       --------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              25,494          5,290
                                       --------       --------

DECREASE IN BALANCE SHEET CASH           (2,578)        (3,202)
BALANCE SHEET CASH AT BEGINNING
 OF PERIOD                               14,467         16,668
                                       --------       --------
BALANCE SHEET CASH AT END OF PERIOD     $11,889        $13,466
                                       ========       ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash Paid During the Period for:
      Interest                          $11,644        $11,788
      Income Taxes                      $24,960        $19,162

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------
Results of Operations
---------------------
     The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarter and nine months ended July 2, 2000 and June 27, 1999:

(In Thousands)         Quarter Ended        Nine Months Ended
                     ------------------  ----------------------
                      July 2,  June 27,    July 2,    June 27,
                       2000     1999        2000       1999
                     --------  --------  ----------  ----------
Net Sales
   American & Efird  $ 90,363  $ 90,342  $  261,109  $  257,792
   Harris Teeter      592,540   546,286   1,749,570   1,676,620
                     --------  --------  ----------  ----------
     Total           $682,903  $636,628  $2,010,679  $1,934,412
                     --------  --------  ----------  ----------

Gross Profit
   American & Efird  $ 26,476  $ 27,505  $   78,044  $   76,786
   Harris Teeter      161,309   151,997     486,156     456,059
                     --------  --------  ----------  ----------
     Total           $187,785  $179,502  $  564,200  $  532,845
                     --------  --------  ----------  ----------

Operating Profit
   American & Efird  $ 12,163  $ 12,937  $   35,906  $   35,095
   Harris Teeter       13,702    12,474      45,237      42,125
                     --------  --------  ----------  ----------
     Total           $ 25,865  $ 25,411  $   81,143  $   77,220
                     --------  --------  ----------  ----------


     For the Three Months Ended July 2, 2000 and June 27, 1999
     ---------------------------------------------------------
     Consolidated sales of $683 million in the third quarter of fiscal 2000 increased 7.3% over the $637 million reported for the comparable period last year. Total gross profit was up 4.6% from $180 million in the third quarter of fiscal 1999 to $188 million in fiscal 2000. Total operating profit of $25.9 million increased 1.8% from $25.4 million for the comparable period last year. Net income of $12.3 million in the third quarter of fiscal 2000 was essentially equal to the comparable prior year period. Basic and diluted earnings per share rose from $.26 in the fiscal 1999 quarter to $.27 in fiscal 2000 due to a reduction in the weighted average number of shares outstanding. Higher sales and profitability were recorded for the quarter at Harris Teeter, the supermarket subsidiary, while American & Efird (A&E), the industrial thread subsidiary, experienced essentially flat sales and decreased resulting profitability.

     Harris Teeter sales in the third quarter of fiscal 2000 of $592.5 million increased by 8.5% over the $546.3 million reported for the comparable period last year, reflecting new stores in operation and an increase in comparable store sales. Net sales for stores in operation during both periods increased by 2.3% for the current quarter as compared to .8% in last year's third quarter. This comparable store sales growth was primarily generated by expanded and refocused promotional activities designed to reverse a slowdown in sales growth that occurred during the first half of the year as a result of the highly competitive Southeast supermarket environment and the continuing modest rate of food inflation. The company expects both the highly competitive environment and minimal food inflation to continue for the foreseeable future. However, two supermarket competitors have implemented store closing programs impacting Charlotte, N.C., and, to a lesser extent, other markets, which could benefit Harris Teeter as it plans to continue in the fourth fiscal quarter its promotional activities designed to attract potential new customers and increase its market share.

     Harris Teeter's gross profit of $161.3 million expanded by 6.1% from $152.0 million in the third fiscal quarter of 1999 but gross margin on sales fell to 27.2% from 27.8% last year, primarily due to the company's enhanced investment in promotional activities to boost comparable store sales. The negative impact on margins of this investment is expected to moderate beyond the short term. Even with this increase in promotional spending, Harris Teeter's operating profit of $13.7 million in the third quarter of 2000 increased by 9.8% from $12.5 million in the third quarter of 1999. Operating margin on sales improved to 2.31% in the third quarter of 2000 as compared to 2.28% in the third fiscal quarter of 1999. Harris Teeter's operating profit was reduced in the third quarter of last year due to the decreased revenues and increased costs related to the sale of 11 western Virginia stores and the opening during the prior year quarter of five of 10 stores it purchased from Kroger in the Winston-Salem and Greensboro, N.C. market. During the third quarter of 2000, Harris Teeter opened two new stores, resulting in a total of 153 stores in operation at July 2, 2000, up from 143 at June 27, 1999. Harris Teeter anticipates opening another three stores in the fourth fiscal quarter of 2000, including its second store in the northern Virginia/Washington D.C. area

     In the third quarter of fiscal 2000, sales at A&E of $90.4 million were essentially flat when compared to $90.3 million in fiscal 1999. Sales softened during the third quarter primarily due to the slowdown in consumer spending in the United States, as well as the continued shift of apparel production out of the U.S. A&E sales in the U.S. market decreased by 6.9% compared to the same quarter last year as A&E's customers curtailed production to match weaker retail sales, particularly in home furnishings and intimate apparel. However, A&E continued to see sales growth in its non-apparel thread markets, which represent approximately 30% of A&E's total business. It also launched its Signature line of embroidery thread during the third quarter and has received positive feedback from customers. Foreign sales increased by 14.3% in the quarter in comparison to the prior year period and represented 34% of A&E's total sales in the current quarter compared to 30% in the prior year quarter. A&E expects that the Caribbean Basin Initiative (CBI) trade bill, which will take effect in October 2000, could have a potentially favorable trade impact on its customers in Central America and the Caribbean and result in increased demand for U.S. manufactured thread in that region.

     A&E's gross profit of $26.5 million in the third quarter of fiscal 2000 decreased 3.7% from $27.5 million in the third quarter last year, reflecting competitive pricing pressures and rising costs. Accordingly, gross margin on sales decreased to 29.3% in the third quarter of 2000 compared to 30.4% in the third quarter of 1999. Likewise, operating profit of $12.2 million in the current third quarter decreased by 6.0% from $12.9 million in the comparable period last year. Operating margin on sales of 13.5% in the current quarter also declined from 14.3% in the prior year. A&E's operating profit in the U.S.
market declined by 5.3% in comparison to the prior year quarter.
Further, A&E reported a 9.1% decline in operating profits for its foreign subsidiaries, although none are individually material to the Company. The comparative decline in operating profits reflected the reduction in manufacturing operating schedules in response to lower sales, as well as the rising costs and competitive pricing pressures which were partially offset by a better mix of products sold and improved efficiencies related to the 1999 consolidation of certain finishing and distribution operations. A&E expects the pressure on operating margins to continue in the fourth quarter.

     For the Nine Months Ended July 2, 2000 and June 27, 1999
     --------------------------------------------------------
     Consolidated sales for the nine months ended July 2, 2000 of $2.01 billion increased 3.9% over the $1.93 billion reported for the nine months of fiscal 1999. Total gross profit increased by 5.9% to $564.2 million in fiscal 2000 from $532.8 million in fiscal 1999. Operating profit was up 5.1% to $81.1 million in the nine months of 2000 from $77.2 million in the comparable period of fiscal 1999, with both subsidiaries showing improvement. Net income rose by 3.6% to $39.0 million in fiscal 2000 from $37.6 million in the nine-month period in 1999. Both basic and diluted earnings per share for the nine months of this year were $.84, versus basic and diluted earnings per share of $.81 and $.80, respectively, for the prior year period.

     For the year to date, Harris Teeter sales increased 4.4% to $1.75 billion from $1.68 billion for the nine months of fiscal 1999. Net sales for stores in operation during both periods increased by .61% as compared to 1.17% in the nine months of 1999. Sales results were impacted by the lack of inflation in the grocery sector, competitors' new store openings in the region and aggressive feature pricing by competitors. In response, Harris Teeter expanded its promotional activities in the third fiscal quarter in order to increase comparable store sales for the second half of fiscal 2000 after virtually flat comparable store sales during the first half. A reversal of the negative trend in comparable store sales was achieved during the third quarter. While the supermarket environment in the southeastern U.S. remained highly competitive during the current nine months, Harris Teeter increased gross profit by 6.6%, to $486.2 million from $456.1 million during fiscal 1999. Gross margin on sales increased to 27.8% in the current year to date compared to 27.2% in the comparable period in 1999. Operating profit increased by 7.4% to $45.2 million in the nine months of fiscal 2000 from $42.1 million in the comparable prior year period and, as a percentage of sales, increased to 2.59% from 2.51% in 1999. These results were primarily achieved due to the increased gross margin on sales and store productivity enhancements, offset somewhat by higher merchandising, operations and store occupancy costs. A total of six new stores were opened during the nine-month period in fiscal 2000, resulting in 153 stores in operation at July 2, 2000.

     A&E sales of $261.1 million for the nine months of this year increased by 1.3% from $257.8 million in the comparable period last year. This sales growth was entirely due to increased foreign sales, partially offset by weaker sales in the U.S. due to the continued growth of apparel production outside of the U.S. and the increase in apparel imports. The relative distribution of the company's business in Latin America, particularly in Mexico, continued its growth as a result of NAFTA. The CBI trade bill, effective in October 2000, might further increase demand for U.S. manufactured thread in Central
America and the Caribbean. While U.S. sales declined by 3.5%, A&E's total foreign sales increased by 13.1% for the current nine months in comparison to the nine months in fiscal 1999 and accounted for 32% of total year-to-date sales. For the nine months of fiscal 2000, A&E's gross profit of $78.0 million increased 1.6% from the $76.8 million in the comparable period last year, but gross margin on sales increased only slightly, to 29.9% from 29.8% in the prior year. Gross profit improvements were due to a more favorable mix of products sold and the benefits realized from the consolidation of certain dyeing, finishing and distribution facilities in 1999, offset somewhat by the highly competitive pricing environment and rising costs.
Operating profit of $35.9 million in 2000 increased by 2.3% from $35.1 million in the nine months of last year, and operating margin on sales increased to 13.8% from 13.6% in fiscal 1999. Despite reduced sales, A&E's operating profit in the U.S. during the nine-month period remained relatively the same as in the prior year. Overall, the foreign operations of A&E achieved comparative operating profit improvement of 13.3%, although none are individually material to the Company.

Capital Resources and Liquidity
-------------------------------
     Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, American & Efird, Inc. and Harris Teeter, Inc., is engaged in the primary businesses of industrial sewing thread manufacturing and distribution, and regional supermarket operations, respectively. Ruddick has no material independent operations, nor material assets, other than the investments in its operating subsidiaries. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There exist no material restrictions on such dividends, which are determined as a percentage of net income of each subsidiary.

     The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of July 2, 2000, this percentage was 33.8%, as compared to 30.7% at October 3, 1999.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended July 2, 2000 was $82.2 million, and this was also the amount outstanding at quarter end compared to $40.8 million at October 3, 1999. The additional borrowings under Ruddick's revolving credit facilities were used primarily for capital expenditures. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. Two-thirds of the aggregate balance outstanding under these revolving lines of credit will mature February 15, 2005, and one-third will mature February 15, 2004, however, an annual one-year extension of term may be provided by the lenders under the evergreen provisions of the loan agreement. In addition, the Company has a short-term, uncommitted bank line of credit for $10 million on which no borrowing was outstanding at quarter end.

     Working capital of $155.2 million at July 2, 2000 increased $35.2 million from October 3, 1999, primarily the result of increases in inventories (up $18.8 million) and accounts receivable (up $10.7 million) to support sales activity at Harris Teeter and A&E, and reductions in accounts payable and accrued liabilities. The current ratio was 1.7 at July 2, 2000 and 1.5 at October 3, 1999.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     During the first nine months of fiscal 2000, capital expenditures totaled $85.9 million. A&E has spent $11.5 million year to date of an anticipated $24 million and Harris Teeter has spent $74.4 million of the $100 million planned for fiscal year 2000. These expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

Other Matters
-------------
     As a result of federal legislation which phased out, effective January 1, 1999, interest deductions on certain insurance policy loans and thereby significantly diminished the favorable tax attributes of company owned life insurance ("COLI"), the Company's effective income tax rate, in comparison to the prior fiscal year, has risen to a level slightly below statutory rates domestically. The Company has recorded income tax reductions of approximately $25 million cumulatively as the result of COLI interest deductions from October 1993 through December 27, 1998. The Internal Revenue Service, on a comprehensive national level, is pursuing an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS issued Technical Advice Memoranda regarding the COLI deductibility to taxpayers unrelated to the Company. Further, on October 19, 1999, the Tax Court ruled, in a single judge's decision, that Winn-Dixie Stores, Inc. was not entitled to deduct interest on policy loans from its COLI program, finding that the program lacked economic substance. Management understands that the adverse position taken by the IRS will be subjected to extensive further challenges in the courts, not only by Winn-Dixie but also by many other large corporations with similar life insurance programs. On June 17, 1999, the IRS issued a notice of assessment of tax to the Company for the amounts of COLI loan interest deducted in fiscal years 1994 and 1995. If the IRS were to prevail, the income tax payable (including federal and state amounts) would total approximately $7.4 million, for 1994 and 1995, and for all years a total of approximately $31.0 million, including interest thereon. The Company strongly disagrees with the position of the IRS, has begun the appeal of the assessment and intends to vigorously pursue justice through the taxpayer appeals process and, if necessary, the judicial system. In the event that the IRS prevails, this outcome would result in a material impact upon the Company's future income taxes and results of operations.

Regarding Forward-Looking Statements
------------------------------------
     The foregoing discussion contains some forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market
         Risk
----------------------------------------------------------------
     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(A)   EXHIBITS

      Exhibit No.     Description of Exhibit
      -----------     ----------------------
        11          Statement Re:  Computation of Per Share
                    Earnings

        27          Financial Data Schedule

(B)   REPORTS ON FORM 8-K - None




                           SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              RUDDICK CORPORATION

DATE:  August 15, 2000        /s/ Douglas A. Stephenson
                              ---------------------------------
                              Douglas A. Stephenson
                              VICE PRESIDENT AND TREASURER
                              (PRINCIPAL ACCOUNTING OFFICER)

                          EXHIBIT INDEX

  Exhibit No.
(per Item 601       Description                     Sequential
 Of Reg. S-K)       of  Exhibit                      Page No.
--------------      ------------                    ----------

    11              Statement Re:  Computation of
                    Per Share Earnings

    27              Financial Data Schedule