Form 10-K
period 2000-10-01
RUDDICK CORP
filed 2000-12-22
CIK 85704

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-K
      (Mark one)
     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
    	       For the Fiscal Year Ended:  October 1, 2000

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____ to _____

                 Commission File Number:     1-6905

                    RUDDICK CORPORATION
        ---------------------------------------
  (Exact name of registrant as specified in its charter)

       North Carolina                          56-0905940
  ----------------------                  --------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

    301 S. Tryon St., Suite 1800
     Charlotte, North Carolina                    28202
  --------------------------------         ------------------
(Address of principal executive offices)  	    (Zip Code)

Registrant's telephone number, including area code:    (704) 372-5404

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:	            Name of exchange on which registered:
  -------------------------      -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 8, 2000, was $392,588,548.

As of December 8, 2000, the Registrant had outstanding 46,251,824 shares of Common Stock.



                DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Certain portions of the Annual Report to Shareholders for the fiscal year ended October 1, 2000. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K and included as Exhibit 13 hereto, the Annual Report to Shareholders for the fiscal year ended October 1, 2000, is not deemed to be filed or incorporated by reference as part of this report).

Part III: Definitive Proxy Statement dated December 27, 2000 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2001 Annual Meeting of Shareholders. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                         RUDDICK CORPORATION
                    AND CONSOLIDATED SUBSIDIARIES

         Form 10-K for the Fiscal Year ended October 1, 2000

                          TABLE OF CONTENTS

                             PART I
                                                     Page

Item 1.   Business                                     1
Item 2.   Properties                                   4
Item 3.   Legal Proceedings                            5
Item 4.   Submission of Matters to a Vote of Security
            Holders                                    6
Item 4A   Executive Officers of the Registrant         6

                        PART II

Item 5.   Market for Registrant's Common Equity and
            Related Shareholder Matters                7
Item 6.	  Selected Financial Data                      7
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                 7
Item 7A.  Quantitative and Qualitative Discussion about
            Market Risk                                7
Item 8.   Financial Statements and Supplementary Data  7
Item 9.   Changes in and Disagreements with Accountants
            On Accounting and Financial Disclosure     8

                         PART III

Item 10.  Directors and Executive Officers of the
            Registrant                                 8
Item 11.  Executive Compensation                       8
Item 12   Security Ownership of Certain Beneficial
            Owners and Management                      8
Item 13.  Certain Relationships and Related
            Transactions                               8

                          PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                        9

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

     At October 1, 2000, the Registrant and its subsidiaries had total consolidated assets of $1,021,018,000 and had approximately 20,000 employees. The principal executive offices of the Registrant are located at 301 S. Tryon
Street, Suite 1800, Charlotte, North Carolina 28202.

     Ruddick Corporation, which is incorporated under North
Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment
Company.  In 1969, the Registrant acquired Harris Teeter.
Also in 1969, the Registrant acquired the predecessor of Jordan Graphics, Inc., the assets of which were disposed of in 1996. As of the beginning of fiscal year 1996, Ruddick
Investment Company redefined its business approach. Venture capital investment holdings will continue to be managed but future venture investments will be made primarily in independently managed venture capital investment funds for the foreseeable future. Due to continued growth of the Harris Teeter and A&E businesses, Ruddick Investment's relative size to the consolidated Company has declined and is no longer considered an operating company. For certain other information regarding the Company's venture capital and real estate holdings, see the Note entitled
"Investments" of the Notes to Consolidated Financial
Statements of Ruddick Corporation and Subsidiaries in the Registrant's 2000 Annual Report to Shareholders (the "2000
Annual Report"), which information is incorporated herein by reference.

     The two businesses in which the Registrant engages through its principal operating subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled "Industry Segment Information" of the Notes to Consolidated Financial Statements of Ruddick
Corporation and Subsidiaries in the 2000 Annual Report, which information is incorporated herein by reference.

     The only foreign operations conducted by the Registrant are through A&E. Neither of the two businesses engaged in by the Registrant would be characterized as seasonal.

     Net revenue received from domestic United States customers was $2,563,809,000 in fiscal 2000, $2,520,502,000 in fiscal 1999 and $2,394,821,000 in fiscal 1998.  Net
revenue received from customers in foreign countries was $119,024,000 for fiscal 2000, $104,272,000 in fiscal 1999 and $92,549,000 in fiscal 1998. Net long-lived assets located in the domestic United

States were $560,700,000 at fiscal year end 2000, $524,200,000 at fiscal year end 1999 and $497,700,000 at fiscal year end 1998.
Net long-lived assets located in foreign countries were $24,700,000, $20,600,000 and $20,300,000 at fiscal year end 2000,
1999 and 1998, respectively.

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



                      HARRIS TEETER

     Harris Teeter operates supermarkets in North Carolina
(106), South Carolina (22), Virginia (9), Georgia (14), Tennessee (3) and Florida (2) for sales of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, floral and other products normally offered for sale in supermarkets. Harris Teeter has a program in place whereby each retail store will undergo remodels on a regular basis. Harris Teeter remodeled 21 stores during fiscal 2000 and expects to remodel 20 stores in fiscal 2001. In addition, nine new stores were opened and no stores were closed in fiscal 2000. As of fiscal year end, Harris Teeter had 156 stores in operation. Its principal offices and distribution facility containing cold storage perishable products and dry groceries are located near Charlotte, North Carolina. Another dry grocery, cold storage perishable and frozen storage facility is located in Greensboro, North Carolina. The frozen storage facility in Greensboro underwent major expansion during 2000 and a single pick facility for health and beauty care products and other general merchandise was also added. Harris Teeter produces dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter's sales constituted 87% of the Registrant's consolidated sales in fiscal 2000 (87% in 1999 and 86% in 1998).

     The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains and discount supercenters, several of which are larger in terms of assets and sales, as well as with independent merchants. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry and this trend is expected to continue. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of customers has a material effect upon the business of Harris Teeter.

     At fiscal year end, Harris Teeter employed approximately 10,019 full-time and 6,308 part-time employees. Warehouse employees and drivers at Harris Teeter's warehouse near Charlotte, North Carolina were represented by a union during fiscal 2000, but Harris Teeter was not party to a collective bargaining agreement covering such employees. As of November 17, 2000, however, the bargaining unit was decertified by the National Labor Relations Board and no longer represents these employees. Harris Teeter considers its employee relations to be good.

                        A & E

     A&E is a leading manufacturer and distributor of sewing thread, produced from natural and synthetic fibers, for worldwide industrial and consumer markets.
Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. The company's sales are primarily of industrial sewing thread products, which are sold to manufacturers through A&E's employed sales representatives, commissioned agents and distributors. In addition, A&E produces the Signature line of consumer sewing thread, which is sold through independent retail outlets. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 13% of the Registrant's consolidated sales in fiscal 2000 (13% in 1999 and 14% in 1998).

     Over 70% of A&E's sales are industrial thread for use in apparel products. The apparel market is made up of many categories servicing both genders and diverse age groups, including jeanswear, underwear, menswear, womenswear, outerwear, intimate apparel, workwear and childrenswear.
A&E also manufactures industrial thread for use in a wide variety of non-apparel products including home furnishings, automotive, footwear, upholstered furniture, sporting goods, caps and hats, gloves, leather products, medical products, and tea bag strings.

     Headquartered in Mt. Holly, North Carolina, the company operates 12 modern manufacturing facilities in North Carolina. These facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to manufacturing, A&E operates 13 distribution centers in the U. S. and one in Puerto Rico.

     A&E also has wholly-owned operations in Belgium, Canada, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Northern Ireland, Mexico, Malaysia and Poland, majority-owned joint ventures in China, Dominican Republic and Haiti and minority interest in ventures in Italy, Mauritius and Sri Lanka. The company's value of assets in these operations totals approximately $86 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

     The domestic order backlog, believed to be firm, as of the end of the 2000 fiscal year was approximately $13,187,000 versus $11,132,000 at the end of the preceding fiscal year. The majority of the order backlog is expected to be filled within three weeks of fiscal year end. The international order backlog is not material. A&E has approximately 9,200 domestic and 5,400 international customer accounts which are active. In fiscal 2000, no single customer accounted for more than 8% of total net sales, and the ten largest accounted for 24% of total net sales.

     A&E purchases cotton from farmers and domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers and are currently available in an adequate supply.

     A&E has two patents issued. There are no material licenses, franchises, or concessions held by A&E. Research and Development expenditures were $459,000, $432,000 and $405,000 in fiscal 2000, 1999 and 1998, respectively, none of which were sponsored by customers. Three employees are engaged in this activity full-time.

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

     A&E employed approximately 3,680 persons worldwide as of the end of fiscal 2000. A&E considers its employee relations to be good.

Item 2.  Properties

     The executive offices of the Registrant are located in approximately 8,000 square feet of leased space in a downtown office tower at 301 S. Tryon Street, Suite 1800,
Charlotte, North Carolina, 28202.

     Harris Teeter owns its principal offices, which consist of 116,000 square feet of space located on a 10-acre tract of land near Charlotte, North Carolina. Harris Teeter also owns a 104-acre tract east of Charlotte where a cold storage and dry grocery distribution facility is located. This facility includes approximately 330,000 square feet of dry grocery warehouse and approximately 187,000 square feet of storage for refrigerated or perishable goods. Harris Teeter also owns a 49-acre tract in Greensboro, North Carolina, which contains approximately 550,000 square feet of dry grocery warehousing, including the single pick facility for health and beauty care and other general merchandise, approximately 164,000 square feet of perishable warehouse and approximately 199,000 square feet of frozen goods storage. Harris Teeter owns an 18,050 square foot milk processing plant located on 8.3 acres of land in Charlotte, North Carolina. Harris Teeter also owns a milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina which totals 90,500 square feet. Harris Teeter operates its retail stores primarily from leased properties. The base annual rentals on leased store and warehouse properties as of October 1, 2000 aggregated approximately $55,077,000 net of sublease rentals of approximately $3,873,000. In addition to the base rentals, the majority of the lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended October 1, 2000, the additional rental amounted to approximately $1,278,000. Harris Teeter's supermarkets range in size from approximately 12,000 square feet to 66,000 square feet, with an average size of approximately 40,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years.

HARRIS TEETER STORE DATA               1998        1999       2000

Stores Open at End of Period           144          147        156

Average Weekly Net Sales Per Store*  $292,124    $303,206   $294,957

Average Square Footage Per Store       39,155      40,347     40,248

Average Square Footage Per New
   Store Opened During Period          45,966      47,323     36,434

Total Square Footage at End
   of Period                        5,638,261   5,930,991  6,278,753

*Computed on the basis of aggregate sales of stores open for a full year.

     A&E's principal offices and twelve domestic manufacturing plants are all owned by A&E and are all located in North Carolina. Manufacturing and related warehouse facilities have an aggregate of 2,165,367 square feet of floor space and an insured value of $590,000,000. A&E has the capacity to produce annually approximately 49,250,000 pounds of industrial sewing thread and has a dyeing capacity of approximately 45,500,000 pounds per year. Capacities are based on 168 hours of operations per week.

     A&E leases thirteen distribution centers scattered throughout its domestic markets with an aggregate of 299,886 square feet of floor space and an approximate annual rent of $1,284,000.

     Through subsidiaries, A&E also owns 4 international manufacturing and/or distribution facilities with an aggregate of 289,608 square feet of floor space and an approximate insured value of $20,000,000. A&E leases another 25 international facilities with an aggregate of 490,552 square feet of floor space and an approximate annual rent of $1,600,000. The subsidiaries which are engaged in manufacturing have a sewing thread dyeing capacity of approximately 16,500,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its subsidiaries, A&E also has minority interests in various joint ventures.


Item 3. Legal Proceedings

     The Registrant has entered into an Administrative Order on Consent with Region IV of the United States Environmental Protection Agency, together with 14 other parties who have been designated potentially responsible parties, to perform a remedial investigation/feasibility study at the Leonard Chemical Company Superfund site in Rock Hill, South Carolina. The Registrant's potential liability is based on the alleged disposal of waste material at this Superfund site by Pargo, Inc. Pargo, Inc. was a wholly owned subsidiary of the Registrant from 1969 to 1972. The Registrant has agreed to participate in the remedial investigation/feasibility study on the condition that its share of the costs does not exceed 1.8% of the total plus an additional payment of $4,680 for costs previously incurred by other parties. The Registrant estimates that, based on current information, the total cost of the remedial investigation/ feasibility study should be approximately $1,500,000. Under the interim allocation of costs agreed to by the parties to the Administrative Order on Consent, the Registrant's share is 1.155% of the total cost. The Registrant does not believe that this proceeding will have a material effect on its business or financial condition.

     The Registrant and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Registrant expect them to have, a material effect on the Registrant's business or financial condition. For certain other information regarding potential contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" in the 2000 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4A. Executive Officers of the Registrant

     The following list contains the name, age, positions and offices held, and period served in such positions or offices for each of the executive officers of the Registrant.

     R. Stuart Dickson, age 71, has been Chairman of the Executive Committee since February 1994. Prior to that time he had been Chairman of the Board of the Registrant since its formation in October 1968.

     Alan T. Dickson, age 69, has been Chairman of the Board since February 1994. Prior to that time he had been President of the Registrant since its formation in October 1968.

     Thomas W. Dickson, age 45, has been President of the Registrant since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Registrant. He also served as A&E's President from February 1994 to August 1996 and Executive Vice President from 1991 to 1994.

     John B. Woodlief, age 50, has been Vice President -
     Finance of the Registrant since November 1999. Prior to that time he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 - 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers beginning in January of 1997. He joined Price Waterhouse in 1972.

     Fred J. Morganthall, II, age 49, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

     Fred A. Jackson, age 50, has been President of A&E since
     August 1996. Prior to that time, for more than five years, he served as its Senior Vice President-Industrial
     Thread Sales.

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


                           PART II

Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters

     The information required for this item is incorporated herein by reference to the following sections of the Registrant's 2000 Annual Report: information regarding the principal market for Common Stock, number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in the 2000 and 1999 fiscal years is incorporated by reference to the Note headed "Quarterly Information (Unaudited)" to the Notes to Consolidated Financial Statements; and information regarding restrictions on the ability of the Registrant to pay cash dividends is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity" and the Note headed "Long-Term Debt" to the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

      The information required for this item, for each of the last five fiscal years, is incorporated herein by reference to the sections headed "Financial Highlights" in the Registrant's 2000 Annual Report.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information required for this item is incorporated herein by reference to the section headed "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 2000 Annual Report.

Item 7A. Quantitative and Qualitative Discussion about Market
Risk

     The Registrant's market risk sensitive instruments do not subject the Registrant to material market risk exposures.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements of the Registrant, including the Report of Independent Public Accountants thereon, are incorporated herein by reference from the Registrant's 2000 Annual Report.

     The required supplementary financial information is incorporated herein by reference from the Note headed "Quarterly Information
(Unaudited)" of the Notes to Consolidated Financial Statements in the Registrant's 2000 Annual Report.

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


                               PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to executive officers is set forth above in Part I, Item 4A. The other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's
Proxy Statement dated December 27, 2000, filed with the Securities and Exchange Commission with respect to the Registrant's 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement")

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors -Directors' Fees and Attendance" and "Executive Compensation" in the Registrant's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Election of Directors-Beneficial Ownership of Company Stock" in the Registrant's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     None.

                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

 (1) Financial Statements: The following financial statements and report are incorporated herein by reference to the Registrant's 2000 Annual Report:

      Consolidated Balance Sheets, October 1, 2000 and October 3, 1999

      Statements of Consolidated Income and Retained Earnings for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998

      Statements of Consolidated Total Non-Owner Changes in Equity for the fiscal years ended October 1, 2000, October 3, 1999 and
      September 27, 1998

      Statements of Consolidated Cash Flows for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998

      Notes to Consolidated Financial Statements

      Report of Independent Public Accountants

 (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

      Report of Independent Public Accountants for each of
      the fiscal years in the three-year period ended
      October 1, 2000                                   Page S-1

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

 3.1        Restated Articles of Incorporation of the            +
            Registrant, dated December 14, 2000.

 3.2        Amended and Restated Bylaws of the Registrant,       *
            incorporated herein by reference to Exhibit 3.2
            of the Registrant's Annual	Report on Form 10-K
            for the fiscal year ended September	27, 1998
            (Commission File No. 1-6905).

 4.1        Revolving Credit Agreements for an aggregate         *
            of $100,000,000, entered into as of February 15,
            1995, by and between the Registrant
            and each of First Union National Bank of North
            Carolina,	Bank of America National Association
            (formerly NationsBank, National Association
            (Carolinas)) and Wachovia Bank of North
            Carolina, N.A., incorporated herein by reference
             to Exhibits 4.1, 4.2 and 4.3 of the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 (Commission File No. 1-6905).

 4.2        $50,000,000 6.48% Series A Senior Notes due          *
            March 1, 2011 and $50,000,000 Private Shelf Facility
            dated March 1, 1996 between	Ruddick Corporation and
            The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996
           (Commission File No. 1-6905).

 4.3        $50,000,000 7.55% Senior Series B Notes due        *
            July 15, 2017 and $50,000,000 7.72% Series B Senior
            Notes due April 15, 2017 under the Note Purchase
            and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the Registrant's
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

 10.5      1988 Incentive Stock Option Plan, incorporated herein    *
           by reference	to Exhibit 10.6 of the Registrant's
           Annual Report on Form 10-K	for the fiscal year ended
           October 2, 1994 (Commission File No.	1-6905).**

 10.6      1993 Incentive Stock Option and Stock Appreciation       *
           Rights Plan, incorporated herein by reference to
           Exhibit 10.7 of the Registrant's	Annual Report on
           Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

 10.7      Description of the Registrant's Long Term Key           *
           Management	Incentive Program, incorporated herein
           by reference to Exhibit 10.7	of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

 10.8      Ruddick Corporation Irrevocable Trust for the Benefit    *
           of Participants in the Long Term Key Management
           Incentive Program, incorporated	herein by reference
           to Exhibit 10.9 of the Registrant's Annual Report
           on Form 10-K for the fiscal year ended September 30,
           1990	(Commission File No. 1-6905).**

 10.9      Rights Agreement dated November 16, 2000 by and         +
           between the	Registrant and First Union National
           Bank.

 10.10     Ruddick Corporation Senior Officers Insurance        *
           Program Plan	Document and Summary Plan Description,
           incorporated herein	by reference to Exhibit 10.10
           of the Registrant's Annual Report	on Form 10-K for
           the fiscal year ended September 27, 1992
           (Commission File No. 1-6905).**

 10.11     Ruddick Corporation Nonstatutory Stock Option         *
           Agreement	Between the Registrant and Edwin B.
           Borden, Jr., incorporated herein
           by reference to Exhibit 10.2 of the Registrant's
           Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996
           (Commission File No. 1-6905).**

 10.12     Ruddick Corporation Nonstatutory Stock Option          *
           Agreement Between the Registrant and Beverly F.
           Dolan, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996
           (Commission File No. 1-6905).**

 10.13     Ruddick Corporation Nonstatutory Stock Option           *
           Agreement Between the Registrant and Roddey Dowd, Sr.,
           incorporated herein	by reference to Exhibit 10.4 of
           the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996
           (Commission File No. 1-6905).**

 10.14     Ruddick Corporation Nonstatutory Stock Option           *
           Agreement Between the Registrant and James E.S.
           Hynes, incorporated herein by reference to Exhibit
           10.5 of the Registrant's Quarterly Report on Form
           10-Q for the quarterly period ended December 29, 1996
           (Commission File No. 1-6905).**

 10.15     Ruddick Corporation Nonstatutory Stock Option          *
           Agreement Between the Registrant and Hugh L.
           McColl, Jr., incorporated herein by reference to
           Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December
           29, 1996 (Commission File No. 1-6905).**

 10.16     Ruddick Corporation 1995 Comprehensive Stock Option     *
           Plan, incorporated herein by reference to Exhibit
           10.1 of the Registrant's Quarterly Report on Form
           10-Q for the quarterly period ended June 30, 1996
          (Commission File No. 1-6905).**

 10.17     Ruddick Corporation 1997 Comprehensive Stock           *
           Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's
           Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File
           No. 1-6905).**

 10.18     Ruddick Corporation Director Deferred Plan,           *
           incorporated herein by reference to Exhibit 10.2
           of the Registrant's Quarterly Report on
           Form 10-Q for the quarterly period ended March 29,
           1998	(Commission File No. 1-6905).**

 10.19     Ruddick Corporation Senior Officers Insurance         *
           Program, incorporated herein by reference to
           Exhibit 10.3 of the Registrant's Quarterly Report
           on Form 10-Q for the quarterly period ended March 29,
           1998	(Commission File No. 1-6905).**

 11        Statement Regarding the Computation of Per
           Share Earnings.                                        +

 13        Ruddick Corporation 2000 Annual Report to              +
           Shareholders: Consolidated Financial Statements on pages 26 to 39 and sections headed "Management's
           Discussion and Analysis of Financial Condition and Results of Operations" (pages 21 to 25) and "Financial Highlights" (page 19) only.

 21        List of Subsidiaries of the Registrant.                +

 23        Consent of Independent Public Accountants.             +

 27        Financial Data Schedule.                               +



-----------------------------------
*  Incorporated by reference.
** Indicates management contract or compensatory plan required to be filed as an Exhibit.
+  Indicates exhibits filed herewith and follow the signature pages.

(b) Reports on Form 8-K.

    The Registrant did not file any reports on Form 8-K during
    the three months ended October 1,	2000.

(c) Exhibits
    See (a )(3) above.

(d) Financial Statement Schedules
    See (a) (2) above.

                          SIGNATURES


    	Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RUDDICK CORPORATION
                        (Registrant)


                        By: 	/s/ Thomas W. Dickson
                             Thomas W. Dickson, President

Dated: December 22, 2000

     	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

       Name                    Title                            Date

/s/ Thomas W. Dickson     President and Director           December 22, 2000
Thomas W. Dickson         (Principal Executive Officer)

/s/ John B. Woodlief      Vice President-Finance           December 22, 2000
John B. Woodlief          (Principal Financial Officer)

/s/ Douglas A. Stephenson Vice President and Treasurer     December 22, 2000
Douglas A. Stephenson     (Principal Accounting Officer)

/s/ John R. Belk          Director                         December 22, 2000
John R. Belk

/s/ Edwin B. Borden, Jr.  Director                         December 22, 2000
Edwin B. Borden, Jr.

/s/ John W. Copeland      Director                         December 22, 2000
John W. Copeland

/s/ Alan T. Dickson       Chairman of the Board            December 22, 2000
Alan T. Dickson           and Director

/s/ R. Stuart Dickson     Chairman of the Executive        December 22, 2000
R. Stuart Dickson         Committee and Director

/s/ Roddey Dowd, Sr.      Director                         December 22, 2000
Roddey Dowd, Sr.

/s/ James E. S. Hynes     Director                         December 22, 2000
James E. S. Hynes

/s/ Hugh L. McColl, Jr.   Director                         December 22, 2000
Hugh L. McColl, Jr.

/s/ Anna S. Nelson        Director                         December 22, 2000
Anna S. Nelson

/s/ Harold C. Stowe       Director                         December 22, 2000
Harold C. Stowe

/s/ Isaiah Tidwell        Director                         December 22, 2000
Isaiah Tidwell

             Report of Independent Public Accountants



To the Board of Directors of
Ruddick Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Ruddick Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 30, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      /s/ ARTHUR ANDERSEN LLP


Charlotte, North Carolina
October 30, 2000



                                    S-1










                                                     SCHEDULE II

         RUDDICK CORPORATION AND SUBSIDIARIES
   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE FISCAL YEARS ENDED
         SEPTEMBER 27, 1998, OCTOBER 3, 1999
               AND OCTOBER 1, 2000
                 (in thousands)

----------------------------------------------------------------------------
       COLUMN A            COLUMN B      COLUMN C    COLUMN D      COLUMN E
---------------------  --------------  ------------  ----------  -----------
                                        ADDITIONS
                           BALANCE      CHARGED TO                  BALANCE
                        AT BEGINNING     COSTS AND                   AT END
     DESCRIPTION       OF FISCAL YEAR    EXPENSES    DEDUCTIONS    OF PERIOD
---------------------  --------------  ------------ ------------ ------------
Fiscal Year Ended
September 27, 1998:
  Reserves deducted
  from assets to
  which they apply -
    Allowance For
    Doubtful Accounts.....  $2,005        $2,145       $2,104*        $2,046
                          ===================================================
Fiscal Year Ended
October 3, 1999:
  Reserves deducted
  from assets to
  which they apply -
    Allowance For
    Doubtful Accounts.....  $2,046        $1,920       $733*          $3,233
                            =================================================
Fiscal Year Ended
October 1, 2000:
  Reserves deducted
  from assets to
  which they apply -
    Allowance For
    Doubtful Accounts.....  $3,233          $688       $755*           $3,166
                            =================================================


*Represents accounts receivable balances written off as uncollectible, less recoveries.