Form 10-Q
period 2000-12-31
RUDDICK CORP
filed 2001-01-29
CIK 85704

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended December 31, 2000

                                   OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________to___________ Commission file number ________1-6905_________________


                         RUDDICK CORPORATION
         (Exact name of registrant as specified in its charter)


            NORTH CAROLINA                      56-0905940
      (State or other jurisdiction           (I.R.S. Employer
    of incorporation or organization)       Identification No.)

     301 S. Tryon Street, Suite 1800
        Charlotte, North Carolina                   28202
   (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code  (704) 372-5404

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

                                             Outstanding Shares
              Class                        as of January 23, 2001
           Common Stock                      46,262,624 shares

                        RUDDICK CORPORATION

                              INDEX

                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
            CONSOLIDATED CONDENSED BALANCE SHEETS -
            DECEMBER 31, 2000 AND OCTOBER 1, 2000          2

            CONSOLIDATED CONDENSED STATEMENTS OF
            INCOME - THREE MONTHS ENDED DECEMBER
            31, 2000 AND JANUARY 2, 2000                   3

            CONSOLIDATED CONDENSED STATEMENTS OF
            TOTAL NONOWNER CHANGES IN EQUITY -
            THREE MONTHS ENDED DECEMBER 31, 2000
            AND JANUARY 2, 2000                            4

            CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS - THREE MONTHS ENDED
            DECEMBER 31, 2000 AND JANUARY 2, 2000          5

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                     6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                   7-11

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                              11


   PART II.    OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K               12


SIGNATURES                                                 12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
          (in thousands)

                                  December 31,      October 1,
              ASSETS                 2000             2000
                                  (Unaudited)      (Unaudited)
              ------              ------------     -----------
CURRENT ASSETS:
  Cash and Temporary Cash
    Investments                  $    6,881          $  9,527
  Accounts Receivable, Net           77,651            73,889
  Inventories                       250,397           248,623
  Other                              52,836            31,205
                                 ----------          --------
    Total Current Assets            387,765           363,244

PROPERTY, NET                       588,130           580,529

INVESTMENTS AND OTHER ASSETS         78,187            77,245
                                 ----------          --------
        Total                    $1,054,082        $1,021,018
                                 ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes Payable                  $    1,582        $      800
  Current Portion of
    Long-Term Debt                      323             2,944
  Accounts Payable                  141,991           129,356
  Income Taxes Payable               24,149            17,983
  Other Accrued Liabilities          73,855            79,278
                                 ----------        ----------
    Total Current Liabilities       241,900           230,361

LONG-TERM DEBT                      237,885           224,996

DEFERRED LIABILITIES                 84,743            84,198

MINORITY INTEREST                     8,876             8,458

SHAREHOLDERS' EQUITY:
  Capital Stock - Common             48,894            48,398
  Retained Earnings                 435,079           428,053
  Cumulative Translation
    Adjustments                      (3,295)           (3,446)
                                 ----------        ----------
      Shareholders' Equity          480,678           473,005

        Total                    $1,054,082        $1,021,018
                                 ==========        ==========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                      THREE MONTHS ENDED
                                  --------------------------
                                  December 31,    January 2,
                                     2000           2000
                                  (Unaudited)    (Unaudited)
                                  -----------    -----------
NET SALES
  American & Efird                 $ 82,028        $ 82,187
  Harris Teeter                     632,936         583,270
                                   --------        --------
    Total                           714,964         665,457
                                   --------        --------
GROSS PROFIT
  American & Efird                   22,832          24,941
  Harris Teeter                     171,046         163,365
                                   --------        --------
    Total                           193,878         188,306
                                   --------        --------

OPERATING PROFIT
  American & Efird                    8,224          11,670
  Harris Teeter                      16,431          15,754
                                   --------        --------
    Total                            24,655          27,424
                                   --------        --------

OTHER COSTS AND DEDUCTIONS
  Interest expense, net               4,086           3,836
  Other expense, net                  1,521           1,457
  Minority interest                     418             141
                                   --------        --------
    Total                             6,025           5,434
                                   --------        --------

Income before income taxes           18,630          21,990
Income taxes                          7,441           8,633
                                   --------        --------
Net income                         $ 11,189        $ 13,357
                                   ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING:
    Basic                        46,241,930      46,390,942
    Diluted                      46,284,944      46,555,006

NET INCOME PER SHARE -
  BASIC                                $.24            $.29
  DILUTED                              $.24            $.29

DIVIDENDS DECLARED PER SHARE - Common  $.09            $.09

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER CHANGES IN EQUITY (in thousands)

                                      THREE MONTHS ENDED
                                   --------------------------
                                   December 31,   January 2,
                                      2000           2000
                                   (Unaudited)    (Unaudited)
                                   -----------    -----------
Net Income                           $ 11,189       $ 13,357

Other Nonowner Changes in Equity,
 Net of Tax:
  Foreign currency translation
    adjustment                            151            (73)
                                     --------       --------
Total Nonowner Changes in Equity     $ 11,340       $ 13,284
                                     ========       ========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                      THREE MONTHS ENDED
                                  ----------------------------
                                  December 31,      January 2,
                                     2000             2000
                                  (Unaudited)      (Unaudited)
                                  -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                        $ 11,189         $ 13,357
  Non-Cash Items Included
   in Net Income
    Depreciation and Amortization     20,452           18,485
    Other, Net                          (448)            (568)
  Decrease (Increase) in
    Current Assets                   (25,829)          (4,556)
  Increase (Decrease) in
    Current Liabilities               12,665          (28,439)
                                    --------         --------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                          18,029           (1,721)
                                    --------         --------
INVESTING ACTIVITIES
  Capital Expenditures               (29,154)         (24,840)
  Cash Proceeds from Sale of Property  2,736              183
  Company Owned Life Insurance, Net   (2,744)          (2,322)
  Other, Net                           2,533            2,827
                                    --------         --------
NET CASH USED IN INVESTING
    ACTIVITIES                       (26,629)         (24,152)
                                    --------         --------
FINANCING ACTIVITIES
  Proceeds of Long-Term Borrowings    14,100           32,700
  Payment of Principal on
    Long-Term Debt                    (4,478)             (94)
  Dividends                           (4,163)          (4,172)
  Other, Net                             495           (1,272)
                                    --------         --------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                 5,954           27,162
                                    --------         --------
INCREASE (DECREASE) IN
  BALANCE SHEET CASH                  (2,646)           1,289
BALANCE SHEET CASH AT
  BEGINNING OF PERIOD                  9,527           14,467
                                    --------         --------
BALANCE SHEET CASH
  AT END OF PERIOD                  $  6,881         $ 15,756
                                    ========         ========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Period for:
      Interest                      $  4,151         $  3,875
      Income Taxes                  $ 16,376         $  4,315

                       RUDDICK CORPORATION

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (UNAUDITED)

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented.

New Accounting Standards

In the current quarter, the Company adopted SFAS 133, as amended by SFAS 137 and SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of this statement had no material impact on the Company's financial position and results of operations.

Contingencies

On January 17, 2001, a complaint was filed against Harris Teeter, Inc. and Ruddick Corporation charging violations of certain civil rights laws and alleging a practice of race-based discriminatory treatment of employees and retaliation. The plaintiffs are seeking class action status. The plaintiffs are seeking, among other relief, declaratory judgment that Ruddick's and Harris Teeter's practices are unlawful, affirmative restructuring of Ruddick's and Harris Teeter's selection and compensation procedures, back pay, front pay, injunctive relief, other compensatory and punitive damages, reinstatement and reimbursement of attorneys' fees and costs. Both Ruddick and Harris Teeter are committed to full compliance with all applicable civil rights laws. Consistent with this commitment, each of Ruddick and Harris Teeter has firm and long-standing policies in place prohibiting discrimination, harassment and retaliation. Both Ruddick and Harris Teeter deny the allegations in the complaint and are vigorously defending the action. While the ultimate outcome of litigation cannot be predicted with certainty, in the opinion of management the ultimate resolution of the action will not have a material adverse effect on its financial condition or results of operations.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters ended December 31, 2000 and January
2, 2000:

     (In Thousands)            Quarter Ended
                       _______________________________
                         December 31,     January 2,
                            2000            2000
                       _______________   _____________

    Net Sales
      American & Efird  $   82,028         $  82,187
      Harris Teeter        632,936           583,270
                        ______________    _____________
    Total               $  714,964         $ 665,457
                        ______________    _____________
    Gross Profit
      American & Efird  $   22,832         $   24,941
      Harris Teeter        171,046            163,365
                        _______________    _____________
    Total               $  193,878         $  188,306
                        _______________    _____________
    Operating Profit
      American & Efird  $    8,224         $   11,670
      Harris Teeter         16,431             15,754
                        _______________    ______________
    Total               $   24,655         $   27,424
                        _______________    ______________

     Consolidated sales of $715 million in the first quarter of fiscal 2001 increased 7.4% over the $665 million reported for the comparable period last year. Total gross profit was up 3.0% to $194 million in the first quarter of fiscal 2001 from $188 million in the first quarter of fiscal 2000. Total operating profit of $24.7 million decreased 10.1% from $27.4 million for the comparable period last year. Net income of $11.2 million decreased by 16.2% from the $13.4 million reported in the first fiscal quarter last year, and basic and diluted earnings per share for the quarter were $.24 in fiscal 2001 compared to $.29 in fiscal 2000. Higher sales and profits were recorded for the quarter at Harris Teeter, the supermarket subsidiary, while American & Efird (A&E), the industrial thread subsidiary, experienced essentially flat sales and decreased profits.

     Harris Teeter sales in the first quarter of fiscal 2001 of $632.9 million increased by 8.5% over the $583.3 million reported for the comparable period last year. This increase was generated by a 2.5% growth in net sales by stores in operation during both quarterly periods, the highest comparable store sales growth by Harris Teeter in nine quarters, and by the sales from the eleven new stores opened since the prior year quarter. Further, with the continuation during the first fiscal quarter of a highly competitive grocery market in the southeastern United States and modest rate of food inflation, which conditions the company expects to continue for the foreseeable future, the sales results reflected the success of aggressive and expanded promotional programs initiated during the second half of fiscal 2000 and continued throughout the recent quarter. However, Harris Teeter also reported that it continued to observe uneven sales results in non-core markets which diminished the overall sales performance. The company has developed specifically targeted merchandising and promotional programs in these markets and has taken other steps to improve their operating performance over the longer term, including initiatives to improve productivity while maintaining and/or enhancing customer service capabilities.

     Gross profit of $171.0 million expanded by 4.7% from $163.4 million in the first fiscal quarter of 2000 while gross margin on sales fell to 27.0% from 28.0% last year, primarily due to the higher sales promotion activity, offset partially by better control of waste. Harris Teeter's operating profit of $16.4 million in the first quarter of 2001 rose 4.3% from the $15.8 million reported for the comparable period last year. Operating margin on sales at 2.60% in the first quarter of fiscal 2001 was lower than the 2.70% in the comparable prior year quarter primarily as a result of higher promotional costs, as well as higher relative costs of advertising, labor and fringe benefits, offset in part by the lower waste costs previously mentioned and some improvements in the relative net costs of training and several operations support functions. When compared to the last two quarters of fiscal 2000, the operating margin on sales displayed a significant improvement. Harris Teeter opened four stores during the first quarter, one each in Atlanta, GA, Charlotte, NC, Nashville, TN and Amelia Island, FL, and closed none of its stores, resulting in 160 stores in operation at December 31, 2000, up from 149 stores at January 2, 2000. The company currently plans to open another five stores during the remainder of fiscal 2001.

     Harris Teeter continued to expand its higher margin premium private label product offerings by replacing many of the contract label President's Choice products, previously available in stores, with the Harris Teeter brand Premier Selection and by increasing the range of products sold under its popular H.T. Traders brand. In addition, at the end of the first quarter, five stores offered Express Lane, Harris Teeter's new on-line shopping and store pick-up service, designed to reduce the time and inconvenience associated with in-person grocery shopping. Customer response has been favorable and the company plans on making the service available in approximately five more stores in the second fiscal quarter.

     In the first quarter of fiscal 2001, A&E sales of $82.0 million were flat in comparison to the sales of $82.2 million reported for the comparable period last year. Sales in the U.S. continued to be negatively impacted as business conditions became even more challenging during the first quarter with the continued growth of apparel imports, the shift of apparel manufacturing out of the U.S. and weaker retail sales in the apparel, home fashions and automotive sectors. As a result, A&E's sales in the U.S. decreased by 11% in the quarter. However, A&E's foreign sales expanded by 27% over the prior year period and accounted for 40% of A&E's total sales, compared to 31% in the first quarter of fiscal 2000. Latin American sales continued to grow as more production moved out of the U.S. and into Mexico, the Caribbean and Central America due to NAFTA and the U.S.-Caribbean Basin Trade Partnership Act. Mexico displayed significant year over year growth. A&E considers sales outside of the U.S. to represent a significant growth opportunity for the company and continued to build its capability in Latin America, Europe and Asia. Sales in Europe improved in comparison to the prior year quarter and continued to display growth potential. The company also reported that construction of its new dyeing and finishing facility in southern China was on schedule and is estimated to open near the end of the fiscal year.

     A&E's gross profit of $22.8 million in the first quarter of fiscal 2001 decreased 8.5% from $24.9 million in the first quarter last year and gross margin on sales declined to 27.8% from 30.3% last year. Operating profit of $8.2 million in the first quarter of fiscal 2001 fell by 29.5% from $11.7 million in the comparable period last year and operating margin on sales decreased to 10.0% in fiscal

2001 from 14.2% in fiscal 2000. A&E's operating profit in the U.S. market declined by 32.6% in comparison to the prior year quarter. Further, the majority of the foreign operations of A&E experienced declines in operating profitability but to a significantly lesser degree than in the U.S. market. None of A&E's foreign operations are individually material to the Company as a whole. Competitive pricing pressures, reduced manufacturing schedules, a less favorable mix of higher margin products sold and increased costs, including utilities, freight, labor, health benefits and processing materials, had a negative impact on total A&E profitability during the first quarter of fiscal 2001. Given the general economic slowdown in the U.S. and the current expectations of A&E's customers regarding market conditions, A&E's management expects business conditions for the foreseeable future to remain weak, has lowered its sales and profitability projections for fiscal 2001 and is examining opportunities for cost savings throughout the organization. As a result, Ruddick Corporation management believes it will be difficult to improve profitability from that experienced in the last two quarters of fiscal 2000.


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

     The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of December 31, 2000, this percentage was 32.7%, as compared to 32.1% at October 1, 2000.

     The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended December 31, 2000 was $95.7 million, and $84.3 million was outstanding at quarter end, which amounts were affected by the seasonal inventory requirements of the Company's retail grocery segment, compared to $70.2 million at October 1, 2000. The additional borrowings under Ruddick's revolving credit facilities were used primarily for capital expenditures and seasonal inventories. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements allowing up to five years for repayment, all borrowings under these facilities are classified as long-term debt. Two-thirds of the aggregate balance outstanding under these revolving lines of credit will mature February 15, 2005, and one-third will mature February 15, 2004; however, an annual one-year extension of term may be provided by the lenders under the evergreen provisions of the loan agreement. In addition, the Company has a short-term, uncommitted bank line of credit for $10 million on which no borrowing was outstanding at quarter end. Further, the Company has the capacity to borrow up to an aggregate of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

     Working capital of $145.9 million at December 31, 2000 increased $13.0 million from $132.9 million at October 1, 2000, primarily the result of increases in inventories, accounts receivable and prepaid expenses, offset in part by increases in accounts payable and income taxes payable. The current ratio was 1.6 at both December 31, 2000 and October 1, 2000.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     During the first three months of fiscal 2001, capital expenditures totaled $29.2 million. A&E spent $6.5 million in the quarter and has lowered its total fiscal year capital spending estimate to approximately $27 million for fiscal year 2001, which includes the construction of its new facility in southern China. Harris Teeter has spent $22.7 million of an anticipated $66 million in fiscal year 2001, a 33% decrease from capital spending in fiscal 2000. Given the relatively overstored supermarket environment in the southeastern United States, Harris Teeter anticipates reducing its capital expenditures in future years and focusing more heavily on identifying new store growth opportunities in its core markets. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.


Other Matters

     As a result of federal legislation which phased out, effective January 1, 1999, interest deductions on certain insurance policy loans and thereby significantly diminished the favorable tax attributes of company owned life insurance ("COLI"), the Company's effective income tax rate has risen to a level slightly below statutory rates domestically. The Company has recorded income tax reductions of approximately $25 million cumulatively as the result of COLI interest deductions from October 1993 through December 27, 1998. The Internal Revenue Service, on a comprehensive national level, is pursuing an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS issued Technical Advice Memoranda regarding the COLI deductibility to taxpayers unrelated to the Company. Further, on October 19, 1999, the Tax Court ruled, in a single judge's decision, that Winn-Dixie Stores, Inc. was not entitled to deduct interest on policy loans from its COLI program, finding that the program lacked economic substance. On October 16, 2000, the U.S. District Court of Delaware issued an opinion disallowing the COLI interest deductions of Camelot Music, Inc. Management expects that the adverse position taken by the IRS will be subjected to extensive further challenges in the courts, not only by Winn-Dixie and Camelot but also by many other large corporations with similar life insurance programs. On June 17, 1999, the IRS issued a notice of assessment of tax to the Company for the amounts of COLI loan interest deducted in fiscal years 1994 and 1995. If the IRS were to prevail, the income tax payable (including federal and state amounts) would total approximately $7.4 million, for 1994 and 1995, and for all years a total of approximately $31.0 million, including interest thereon. The Company strongly disagrees with the position of the IRS, has begun the appeal of the assessment and intends to vigorously pursue justice through the taxpayer appeals process and, if necessary, the judicial system. In the event that the IRS prevails, this outcome would result in a material impact upon the Company's future income taxes and results of operations.

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

      Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following:

     -generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,
     -changes in the competitive environment, including increased competition in the Company's primary geographic markets, the entry of new competitors and consolidation in the supermarket industry,
      -economic or political changes in the countries in which the Company operates or adverse trade regulations,
      -the passage of future tax legislation, or any regulatory or judicial position which prevails, if any, that could have an adverse impact on the tax benefits of COLI,
     -management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements,
     -changes in the Company's capital expenditures and Harris Teeter store openings and closings, and
     -the extent and speed of the successful execution of strategic initiatives designed to increase sales and profitability in each of the operating companies.


ITEM 3.  Quantitative and Qualitative Disclosures About Market
Risk

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

             Exhibit No.           Description of Exhibit
           ______________     _______________________________________
                 11           Statement Re:  Computation of Per Share Earnings


         (B)   REPORT ON FORM 8-K

               During the quarter ended December 31, 2000, the company filed one Current Report on Form 8-K, which was dated
               October 31, 2000 and was filed November 1, 2000; Items 5 and 7.






                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   RUDDICK CORPORATION

DATE:   January 29, 2001           /s/ John B. Woodlief

                                       John B. Woodlief
                                       VICE PRESIDENT - FINANCE
                                      (PRINCIPAL FINANCIAL OFFICER)

                                EXHIBIT INDEX

      Exhibit No.
     (per Item 601        Description                   Sequential
      Of Reg. S-K)         of Exhibit                     Page No.
    ---------------      --------------                 ------------

           11          Statement Re:  Computation of
                        Per Share Earnings