Form 10-Q
period 2001-04-01
RUDDICK CORP
filed 2001-05-11
CIK 85704

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 1, 2001

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

                                                                          Outstanding Shares
             Class                                                    as of May 9, 2001

           Common Stock                                      46,281,424 shares

                                               RUDDICK CORPORATION

INDEX

                                                                                                PAGE NO.

PART I.       FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS -
                      APRIL 1, 2001 AND OCTOBER 1, 2000                                   2

                      CONSOLIDATED CONDENSED STATEMENTS OF
                      INCOME - THREE MONTHS AND SIX MONTHS
                      ENDED APRIL 1, 2001 AND APRIL 2, 2000                           3

                      CONSOLIDATED CONDENSED STATEMENTS OF
                      TOTAL NONOWNER CHANGES IN EQUITY -
                      THREE MONTHS AND SIX MONTHS ENDED
                      APRIL 1, 2001 AND APRIL 2, 2000                                         4

                      CONSOLIDATED CONDENSED STATEMENTS OF
                      CASH FLOWS - THREE MONTHS AND SIX MONTHS
                       ENDED APRIL 1, 2001 AND APRIL 2, 2000                        5

                      NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                                                           6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS                                                                         7-12

   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                          12

PART II.     OTHER INFORMATION

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                                                                  13

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                        14

  SIGNATURES                                                                                                 14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
	April 1,	October 1,
ASSETS	2001	2000
	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and Temporary Cash Investments	$ 20,145	$ 9,527
Accounts Receivable, Net	73,845	73,889
Inventories	240,848	248,623
Other	38,622	31,205
Total Current Assets	373,460	363,244

PROPERTY, NET	587,817	580,529

INVESTMENTS AND OTHER ASSETS	72,865	77,245

Total	$1,034,142	$1,021,018

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 1,165	$ 800
Current Portion of Long-Term Debt	314	2,944
Accounts Payable	142,451	129,356
Income Taxes Payable	24,822	17,983
Other Accrued Liabilities	87,884	79,278
Total Current Liabilities	256,636	230,361

LONG-TERM DEBT	212,271	224,996

DEFERRED LIABILITIES	87,645	84,198

MINORITY INTEREST	8,949	8,458

SHAREHOLDERS' EQUITY:
Capital Stock - Common	49,050	48,398
Retained Earnings	423,656	428,053
Cumulative Translation Adjustments	(4,065)	(3,446)
Shareholders' Equity	468,641	473,005

Total	$1,034,142	$1,021,018

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 1,	April 2,	April 1,	April 2,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES
American & Efird	$ 84,172	$ 88,559	$ 166,200	$ 170,746
Harris Teeter	607,759	573,760	1,240,695	1,157,030
Total	691,931	662,319	1,406,895	1,327,776

GROSS PROFIT
American & Efird	23,110	26,627	45,942	51,568
Harris Teeter	169,517	161,482	340,563	324,847
Total	192,627	188,109	386,505	376,415

OPERATING PROFIT
American & Efird	8,038	12,073	16,262	23,743
Harris Teeter	18,740	15,781	35,171	31,535
Total	26,778	27,854	51,433	55,278

OTHER COSTS AND DEDUCTIONS
Interest expense, net	3,920	3,750	8,006	7,586
Other expense, net	1,583	1,812	3,104	3,269
Minority interest	393	194	811	335
Total	5,896	5,756	11,921	11,190

Income before income taxes	20,882	22,098	39,512	44,088
Income taxes	28,144	8,737	35,585	17,370
Net income	$ (7,262)	$ 13,361	$ 3,927	$ 26,718

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING:
Basic	46,267,628	46,282,579	46,254,779	46,336,761
Diluted	46,329,855	46,343,903	46,306,674	46,452,806

NET INCOME PER SHARE -
BASIC	($.16)	$.29	$.08	$.58
DILUTED	($.16)	$.29	$.08	$.58

DIVIDENDS DECLARED PER SHARE - Common	$.09	$.09	$.18	$.18

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER CHANGES IN EQUITY
(in thousands)

THREE MONTHS ENDED	SIX MONTHS ENDED
April 1,	April 2,	April 1,	April 2,
2001	2000	2001	2000
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$ (7,262)	$ 13,361	$ 3,927	$ 26,718

Other nonowner changes in equity, net of tax:
Foreign currency translation adjustment	(770)	(182)	(619)	(255)

Total nonowner changes in equity	$(8,032)	$13,179	$ 3,308	$26,463
RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
SIX MONTHS ENDED
April 1,	April 2,
2001	2000
(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$ 3,927	$ 26,718
Non-Cash Items Included in Net Income
Depreciation and Amortization	41,376	37,584
Other, Net	(5,612)	195
Decrease (Increase) in Current Assets	3,577	(13,565)
Increase (Decrease) in Current Liabilities	33,127	(14,097)
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,395	36,835

INVESTING ACTIVITIES
Capital Expenditures	(49,717)	(51,090)
Cash Proceeds from Sale of Property	2,772	308
Company Owned Life Insurance, Net	2,879	(2,646)
Other, Net	(81)	4,884
NET CASH USED IN INVESTING ACTIVITIES	(44,147)	(48,544)

FINANCING ACTIVITIES
Proceeds of Long-Term Borrowings	(11,400)	24,900
Payment of Principal on Long-Term Debt	(5,016)	(201)
Dividends	(8,323)	(8,330)
Other, Net	3,109	(3,251)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,630)	13,118

INCREASE IN BALANCE SHEET CASH	10,618	1,409
BALANCE SHEET CASH AT BEGINNING OF PERIOD	9,527	14,467

BALANCE SHEET CASH AT END OF PERIOD	$ 20,145	$ 15,876

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$ 8,031	$ 7,751
Income Taxes	$ 26,067	$ 17,959

RUDDICK CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals and the income tax accrual disclosed herein) necessary to present fairly the results for the interim periods presented.

Income Taxes

In the fiscal quarter ended April 1, 2001, the Company recorded a non-recurring charge of $20.0 million, or $.43 per basic and diluted share, reflecting the terms of settlement with the Internal Revenue Service ("IRS") for income tax exposure related to the disallowance of deductions for its corporate owned life insurance ("COLI") policy loan interest and administrative fees for all years of the insurance program since its inception October 4, 1993. The settlement provided for the surrender of the related insurance policies, thereby eliminating any material future tax exposure. The Company collected the net cash surrender value of the policies of $4.0 million on April 4, 2001. The COLI-related income tax contingency was previously disclosed by the Company in its financial statements and its periodic filings with the United States Securities and Exchange Commission.

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

ITEM 2. Management's Discussion and Analysis of Financial

               Condition and Results of Operations

Results of Operations

The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and six months ended April 1, 2001 and April 2, 2000:

       (In Thousands)          Quarter Ended           Six Months Ended

                                         April 1,     April 2,        April 1,         April 2,
                                           2001         2000           2001              2000

Net Sales

    American & Efird       $ 84,172     $  88,559     $  166,200      $170,746
    Harris Teeter               607,759       573,760      1,240,695     1,157,030

            Total                 $  691,931    $ 662,319    $1,406,895   $1,327,776

Gross Profit

     American & Efird     $  23,110     $  26,627     $     45,942    $     51,568
     Harris Teeter              169,517       161,482          340,563         324,847

           Total                  $ 192,627     $188,109     $    386,505    $   376,415

Operating Profit

    American & Efird      $   8,038      $  12,073      $    16,262     $    23,743
    Harris Teeter                18,740          15,781           35,171           31,535

       Total                      $   26,778      $  27,854     $    51,433      $   55,278

For the Three Months Ended April 1, 2001 and April 2, 2000

Consolidated sales of $691.9 million in the second quarter of fiscal 2001 increased 4.5% over the $662.3 million reported for the comparable period last year. Total gross profit was up 2.4% from $188.1 million in the second quarter of fiscal 2000 to $192.6 million in the second quarter of fiscal 2001. Total operating profit of $26.8 million declined 3.9% from $27.9 million for the comparable period last year. Higher sales and profitability were achieved at Harris Teeter, the supermarket subsidiary, while sales and profitability declined at American & Efird ("A&E"), the industrial thread subsidiary.

In the fiscal quarter ended April 1, 2001, the Company recorded a non-recurring charge of $20.0 million, or $.43 per basic and diluted share, reflecting the terms of settlement with the Internal Revenue Service ("IRS") for income tax exposure related to the disallowance of deductions for its corporate owned life insurance ("COLI") policy loan interest and administrative fees for all years of the insurance program since its inception October 4, 1993. The settlement provided for the surrender of the related insurance policies, thereby eliminating any material future tax exposure. The Company collected the net cash surrender value of the policies of $4.0 million on April 4, 2001. The COLI-related income tax contingency was previously disclosed by the Company in its financial statements and its periodic filings with the United States Securities and Exchange Commission. As the result of the non-recurring income tax charge, the Company reported a net loss of $7.3 million, or $.16 per basic and diluted share, in the second fiscal quarter of 2001 compared to net income of $13.4 million, or $.29 per share, in the second fiscal quarter last year.

Excluding the non-recurring income tax charge described above, the Company generated net income of $12.7 million, or $.27 per basic and diluted share, in the second quarter of fiscal 2001, a decline of 4.7% from the $13.4 million, or $.29 per share, in the comparable prior year quarter. The decline in earnings before the non-recurring income tax charge was wholly attributable to the weak business conditions in the industrial thread markets, while the supermarket subsidiary generated a stronger operating margin compared to its recent history.

Harris Teeter sales in the second quarter of fiscal 2001 of $607.8 million increased by 5.9% over the $573.8 million reported for the comparable period last year. Net sales for stores in operation during both periods increased 1.6%. In addition, sales growth was generated by the ten new stores that have been opened since the end of the prior year quarter April 2, 2000. Further, management continued to drive favorable sales volume through aggressive promotional programs. Management plans to continue to be aggressive in promotional activities in response to the continuing highly competitive supermarket environment in the Southeast, characterized by competitor store openings and aggressive feature pricing. Gross profit of $169.5 million increased by 5.0% from $161.5 million in the second fiscal quarter of 2000. However, gross margin on sales declined somewhat to 27.9% from 28.1% in the comparable prior year quarter as the increased costs of promotional programs were partially offset by the cost reductions generated by waste prevention initiatives. Operating profit in the second fiscal quarter of 2001 of $18.7 million increased by 18.8% over the $15.8 million reported for the comparable period last year. Operating margin on sales increased to 3.08% in the current quarter from 2.75% in the second quarter of fiscal 2000. The enhanced operating profitability reflected the improvement in comparable store sales, positive impacts of productivity gains, enhanced waste prevention and other cost control initiatives, which collectively offset the additional costs of increased promotional activity. Management reported that it continues to observe uneven sales and profitability results for stores in non-core markets, which has moderated the improving performance of the company. Harris Teeter continues to develop specifically targeted merchandising and promotional programs in these markets and has taken other steps to improve their operating impact on the company. At April 1, 2001, 161 stores were in operation, up from 151 at April 2, 2000. Harris Teeter opened one new store in its Raleigh, N.C. market during the second quarter of fiscal 2001. Harris Teeter expects to open five new stores, including one replacement store, in the second half of the fiscal year.

In the second quarter of fiscal 2001, A&E sales of $84.2 million declined 5.0% from the $88.6 million reported for the comparable period last year. Business conditions for the industrial thread manufacturer and distributor were weak throughout the second fiscal quarter primarily because of the decline in retail sales and the associated reduced manufacturing activity of customers of A&E. The economic downturn affected all of A&E's major product sectors including apparel, automotive and home furnishings. A&E sales in its U.S. market declined by 16.2% compared to the same quarter last year. A slowing of demand also negatively impacted sales outside of the United States. But A&E continued to achieve sales growth in Mexico and the Caribbean Basin due to the growth in apparel production in those regions as a result of NAFTA and the Caribbean Basin Initiative (CBI). A&E's aggregate foreign sales increased by 19.2% in the quarter in comparison to the prior year period and accounted for 39.8% of A&E's total sales in the current quarter. Management believes that certain expanding foreign markets continue to present significant growth opportunities. A&E's foreign operations are individually not material to the Company currently. A&E's consolidated gross profit of $23.1 million in the second quarter of fiscal 2001 decreased 13.2% from $26.6 million in the prior year second quarter as the result of highly competitive pricing in its markets, a less favorable mix of products sold, increased production costs and reduced manufacturing operating schedules. Gross margin on sales was 27.5% in the second quarter of fiscal 2001 compared to 30.1% in the prior year quarter. A&E's operating profit of $8.0 million in the 2001 second quarter was down 33.4% from the comparable period last year with declines in profits in the U.S. and in aggregate foreign operations. During the second fiscal quarter management announced the consolidation of consumer thread manufacturing into one existing plant, the closing of one distribution center and the consolidation of one of the sewing notions divisions. Despite staff reductions and other cost containment measures, the operating results of A&E were adversely impacted by the sales demand weakness. Management believes that as long as weak business conditions continue it will be difficult to materially improve A&E's profitability. Management expects the level of profitability in the third fiscal quarter to be materially similar to the completed second quarter. In response to the adverse market conditions management continues to focus on cost reduction initiatives, including consolidation and downsizing as necessary. Sales and profit projections, as well as capital spending plans, are being reviewed and revised downward for the balance of the fiscal year.

For the Six Months Ended April 1, 2001 and April 2, 2000

Consolidated sales in the six months ended April 1, 2001 of $1.41 billion increased 6.0% over the $1.33 billion reported for the first six months of fiscal 2000. Total gross profit increased by 2.7% from $376.4 million in the first half of fiscal 2000 to $386.5 million in the first six months of fiscal 2001. Operating profit of $51.4 million in the six months of 2001 was down 7.0% from $55.3 million in the comparable period of fiscal 2000. After the second quarter non-recurring income tax charge of $20.0 million described above, net income in the six months ended April 1, 2001 was $3.9 million compared to $26.7 million in the first half of fiscal 2000. Basic and diluted earnings per share for the first six months of fiscal 2001 were $.08, after giving effect to the non-recurring charge, versus $.58 a year ago. Excluding the non-recurring income tax charge, net income would have been $23.9 million, or down 10.4% from the comparative prior year period, and net income per basic and diluted share would have been $.52.

Harris Teeter sales of $1.24 billion for the first six months of fiscal 2001 increased by 7.2% over the $1.16 billion recorded in the comparable period last year and net sales for stores in operation during both periods increased 2.0%. The market environment for supermarkets in the Southeast continued to be highly competitive and characterized by the lack of inflation in the grocery sector, the opening of competitors' new stores in the region and aggressive feature pricing by competitors. In response, Harris Teeter continued to drive favorable sales volume through aggressive promotional activities. The company plans to continue to utilize customer data obtained from the VIC loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets. Even given the difficult pricing environment during the past six months, Harris Teeter was able to increase gross profit by 4.8% to $340.6 million in fiscal 2001 from $324.8 million in the same period in fiscal 2000. Gross margin on sales declined from 28.1% in fiscal 2000 to 27.4% in fiscal 2001 as the increased costs associated with the sales promotional programs were partially offset by favorable results of initiatives in inventory control and waste prevention. Operating profit increased by 11.5% to $35.2 million in the first six months of fiscal 2001 from $31.5 million in the comparable prior year period and operating margin on sales improved to 2.83% in fiscal 2001 from 2.73% in fiscal 2000. These results were primarily achieved due to the improvement in comparable store sales growth and the positive impacts of productivity gains, enhanced waste prevention and other cost control initiatives, which collectively offset the higher promotional program costs. Management continues to address the uneven, less favorable sales and profitability performance of stores in its non-core markets by developing specifically targeted merchandising and promotional programs and by taking other steps to improve their operating impact on the company. A total of five new stores were opened during the six-month period in fiscal 2001 resulting in 161 stores in operation at April 1, 2001.

A&E sales of $166.2 million for the first six months of fiscal 2001 decreased by 2.7% from $170.7 million in the comparable period last year. A&E's sales decline reflected the adverse impacts of the economic decline in retail sales in the apparel, home furnishings and automotive sectors, the growth of apparel imports, and the shift of apparel manufacturing out of the U.S. While A&E's sales in its U.S. markets declined 14.5%, its total foreign sales increased by 23.1% for the six months in comparison to the comparable six months in fiscal 2000 and accounted for 39.9% of total year-to-date sales. The relative sales distribution of the company's business in Latin America, particularly in Mexico, continued to grow as the result of NAFTA and the CBI. For the first six months of fiscal 2001, A&E's gross profit of $45.9 million declined by 10.9% from $51.6 million in the comparable period last year and gross margin on sales contracted to 27.6% from 30.2%. A&E experienced pressure on margins due to competitive pricing and rising costs, including energy, freight, healthcare and processing materials costs. Further, margins were unfavorably impacted by reduced running schedules in A&E manufacturing facilities and a less favorable mix of higher margin products sold. Operating profit of $16.3 million in the first six months of fiscal 2001 decreased by 31.5% from $23.7 million in the first six months of last year, and operating margin on sales declined to 9.8% in fiscal 2001 from 13.9% in the prior year. A&E's operating profit in the U.S. market declined by 34.2% in comparison to the first six months of the prior fiscal year. Further, the majority of the foreign operations of A&E experienced declines in operating profit but to a lesser degree than in the U.S. market. None of the A&E foreign operations is individually material to the Company as a whole. Given the general economic slowdown in the U.S. and the current expectations of A&E's customers regarding market conditions, A&E management expects business conditions for the foreseeable future to remain weak, has lowered its sales and profitability projections for fiscal 2001 and is examining opportunities for cost savings throughout the organization. As a result, Ruddick Corporation management believes it will be difficult in the remainder of the fiscal year to improve consolidated operating results from that experienced in the first six months.

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

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of April 1, 2001, this percentage was 30.8%, as compared to 32.1% at October 1, 2000.

The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended April 1, 2001 was $97.8 million, and $58.8 million was outstanding at quarter end compared to $70.2 million at October 1, 2000. The additional borrowings under the Company's revolving credit facilities were used primarily for the seasonal buildup of inventories in the retail grocery subsidiary early in the quarter. Inventory management processes and reductions in capital spending then generated overall reductions in the utilization of the revolving credit facilities. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the credit agreements providing for maturity of the repayment obligations beyond one year, all borrowings under these facilities are classified as long-term debt. Two-thirds of the aggregate balance outstanding under these revolving lines of credit will mature February 15, 2005, and one-third will mature February 15, 2004; however, an annual one-year extension of term may be provided by the lenders under the evergreen provisions of the credit agreement. In addition, the Company has a short-term, uncommitted bank line of credit for $10 million on which no borrowing was outstanding at quarter end. Further, the Company has the capacity to borrow up to an aggregate of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

Working capital of $116.8 million at April 1, 2001 decreased $16.1 million from $132.9 at October 1, 2000, primarily the result of increases in accounts payable, income taxes payable and other accrued liabilities partially offset by an increase in cash balances. The current ratio was 1.5 at April 1, 2001 and 1.6 at October 1, 2000.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

During the first six months of fiscal 2001, capital expenditures totaled $49.7 million. A&E has spent $11.8 million of the $25 million it plans to spend in fiscal year 2001 which includes the new dyeing and finishing plant underway in China. Harris Teeter has spent $37.9 million of an anticipated $67 million, or 33% below the prior year annual level. These expenditures are for modernization and expansion. The operating companies have reduced their capital spending plans in order to maintain financial flexibility and as a conservative response to uncertain economic conditions. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

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

-the passage of future tax legislation, or any regulatory or judicial position which prevails, if any, that could have an adverse impact on past, current or future tax benefits,

-management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements,

-changes in the Company's capital expenditures, new store openings and store closings, and

-the extent and speed of the successful execution of strategic initiatives designed to increase sales and profitability in each of the operating companies.

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

   The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

     PART II. OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of Shareholders of Ruddick Corporation was held on February 15, 2001 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual Meeting:

     (A)  ELECTION OF DIRECTORS
The shareholders elected four directors at the Annual Meeting for three-year terms to expire in 2004. In addition, the following directors are currently serving for terms to expire in 2002 and 2003, as indicated: Edwin B. Borden, Jr. (2002), R. Stuart Dickson (2002), Hugh L. McColl, Jr. (2002), Isaiah Tidwell (2002), John R. Belk (2003), Thomas W. Dickson (2003), James E. S. Hynes (2003) and Harold C. Stowe (2003). There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

                                                                          Shares
               Director Elected     Shares Voted     Withholding      Broker
            at Annual Meeting      for Election       Authority      Non-Votes

    For a three-year term:

            John W. Copeland         36,331,414           577,198            N/A
            Alan T. Dickson             36,297,722           610,890            N/A
            Roddey Dowd, Sr.         36,337,494          571,118             N/A
            Anna Spangler Nelson    36,316,688          591,924             N/A

               (B) APPROVAL OF THE 2000 COMPREHENSIVE STOCK OPTION AND  AWARD PLAN

The shareholders approved the adoption of the Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan, and the following information is provided with respect to the approval thereof:

                          Shares Voted    Shares Voted      Shares           Broker
                                  For           Against            Abstaining      Non-Votes

                           25,280,469     11,191,775        436,368          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (A) EXHIBITS

            Exhibit No.              Description of Exhibit

                  10.1             Ruddick Corporation 2000 Comprehensive
                                      Stock Option and Award Plan

                     11             Statement Re: Computation of Per
                                      Share Earnings

(B) REPORTS ON FORM 8-K

               During the quarter ended April 1, 2001, the company filed    one Current Report on Form 8-K, which was dated January 23, 2001 and was filed January 23, 2001; Items 5 and 7.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                        RUDDICK CORPORATION

DATE: May 11, 2001                       /s/ John B. Woodlief
                                                              John B. Woodlief
                                                              VICE PRESIDENT - FINANCE
                                                              (PRINCIPAL FINANCIAL OFFICER)