Form 10-Q
period 2001-07-01
RUDDICK CORP
filed 2001-08-14
CIK 85704

                                               FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

(Mark One)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 1, 2001

                                                             OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from________to_______
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

                                                                     Outstanding Shares
                 Class                                           as of August 9, 2001
              Common Stock                                     46,307,938 shares

<Page

                               RUDDICK CORPORATION

                                         INDEX                                            PAGE NO.

PART I.     FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS
                 CONSOLIDATED CONDENSED BALANCE SHEETS -
                 JULY 1, 2001 AND OCTOBER 1, 2000                                   2

                 CONSOLIDATED CONDENSED STATEMENTS OF
                 INCOME - THREE MONTHS AND NINE MONTHS
                 ENDED JULY 1, 2001 AND JULY 2, 2000                              3

                 CONSOLIDATED CONDENSED STATEMENTS OF
                 TOTAL NONOWNER CHANGES IN EQUITY -
                 THREE MONTHS AND NINE MONTHS ENDED
                 JULY 1, 2001 AND JULY 2, 2000                                           4

                 CONSOLIDATED CONDENSED STATEMENTS OF
                 CASH FLOWS - NINE MONTHS ENDED
                 JULY 1, 2001 AND JULY 2, 2000                                           5

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                 STATEMENTS                                                                     6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                                     7-13

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
                ABOUT MARKET RISK                                                          13

PART II.    OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURES                                                                                        14


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
           (in thousands)
                                         July 1,          October 1,
           ASSETS                        2001               2000
                                       (Unaudited)        (Unaudited)

CURRENT ASSETS:
  Cash and Temporary Cash Investments    $  13,073          $   9,527
  Accounts Receivable, Net                  69,366             73,889
  Inventories                              235,460            248,623
  Other                                     39,867             31,205
    Total Current Assets                   357,766            363,244

PROPERTY, NET                              545,787            580,529

INVESTMENTS AND OTHER ASSETS                69,546             77,245

    Total                                $ 973,099        $ 1,021,018
                                         =========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                          $   3,095        $       800
  Current Portion of Long-Term Debt            432              2,944
  Accounts Payable                         140,638            129,356
  Income Taxes Payable                      22,527             17,983
  Other Accrued Liabilities                 99,610             79,278
    Total Current Liabilities              266,302            230,361

LONG-TERM DEBT                             185,736            224,996

OTHER NON-CURRENT LIABILITIES               64,326             84,198

MINORITY INTEREST                            8,569              8,458

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                    49,340             48,398
  Retained Earnings                        402,629            428,053
  Cumulative Translation Adjustments        (3,803)            (3,446)
      Shareholders' Equity                 448,166            473,005

        Total                            $ 973,099        $ 1,021,018
                                          ========         ==========


RUDDICK CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                  THREE MONTHS ENDED      NINE MONTHS ENDED
                   July 1,     July 2,     July 1,   July 2,
                    2001        2000        2001       2000
                 (Unaudited)(Unaudited)  (Unaudited)(Unaudited)

NET SALES
 American & Efird $ 80,025   $ 90,363   $  246,225 $  261,109
 Harris Teeter     622,309    592,540    1,863,004  1,749,570
   Total           702,334    682,903    2,109,229  2,010,679

GROSS PROFIT
 American & Efird   20,473     26,476       66,415     78,044
 Harris Teeter     177,186    161,309      517,749    486,156
   Total           197,659    187,785      584,164    564,200

OPERATING PROFIT (LOSS)
 American & Efird    3,143     12,163       19,405     35,906
 Harris Teeter     (24,728)    13,702       10,443     45,237
   Total           (21,585)    25,865       29,848     81,143

OTHER COSTS AND DEDUCTIONS
 Interest expense,
   Net               3,214      3,956       11,220    11,542
 Other expense, net  2,618      1,584        5,722     4,853
 Minority interest     269        176        1,080       511
   Total             6,101      5,716       18,022    16,906

Income (loss) before
  income taxes     (27,686)    20,149       11,826    64,237
Income taxes       (10,828)     7,859       24,757    25,229
Net income (loss) $(16,858)  $ 12,290    $ (12,931) $ 39,008
                   =======    =======      =======   =======

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING:
Basic            46,284,719  46,207,342   46,264,759 46,293,621
Diluted          46,433,584  46,244,465   46,348,725 46,383,569

NET INCOME (LOSS)
  PER SHARE -
BASIC             ($.36)        $.27        ($.28)     $.84
DILUTED           ($.36)        $.27        ($.28)     $.84

DIVIDENDS DECLARED
  PER SHARE-Common $.09         $.09         $.27      $.27


RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NONOWNER CHANGES
 IN EQUITY (in thousands)

                         THREE MONTHS ENDED     NINE MONTHS ENDED
                          July 1,   July 2,     July 1,      July 2,
                            2001     2000        2001         2000
                       (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Net Income (Loss)        $ (16,858)  $ 12,290  $ (12,931)  $ 39,008

Other nonowner changes
 in equity, net of tax:
  Foreign currency
  translation adjustment       262       (596)      (357)      (851)

Total nonowner changes
 in equity                $ (16,596)  $ 11,694  $ (13,288)  $ 38,157
                           =========   ========  =========   ========


RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                   NINE MONTHS ENDED
                                July 1,         July 2,
                                  2001           2000
                               (Unaudited)    (Unaudited)

CASH FLOW FROM OPERATING
 ACTIVITIES

 Net Income (Loss)              $ (12,931)    $ 39,008
 Non-Cash Items Included in
  Net Income
   Depreciation and Amortization   62,416       57,235
   Deferred Taxes                 (27,160)       2,827
   Loss on Impairment of Assets    33,930          -
   Other, Net                       1,924       (3,476)
 Decrease (Increase) in Current
   Assets                          17,135      (18,305)
 Increase (Decrease) in Current
   Liabilities                     40,744      (22,130)
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                     116,058       55,159

INVESTING ACTIVITIES
 Capital Expenditures             (66,446)     (85,887)
 Cash Proceeds from Sale of
   Property                         3,710        1,683
 Company Owned Life Insurance, Net  5,316       (2,753)
 Other, Net                        (5,848)       3,726
NET CASH USED IN INVESTING
  ACTIVITIES                      (63,268)     (83,231)

FINANCING ACTIVITIES
 Proceeds (Repayments)
  of Long-Term Revolving Credit   (40,200)      41,400
 Proceeds from Issuance of
  Long-Term Debt                    3,890          -
 Payment of Principal on
  Long-Term Debt                   (4,591)        (311)
 Dividends                        (12,493)     (12,489)
 Other, Net                         4,150       (3,106)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES            (49,244)      25,494

INCREASE (DECREASE) IN BALANCE
  SHEET CASH                        3,546       (2,578)
BALANCE SHEET CASH AT BEGINNING
  OF PERIOD                         9,527       14,467

BALANCE SHEET CASH AT END OF
  PERIOD                         $ 13,073      $ 11,889
                                  =======       =======
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the
    Period for:
     Interest                   $ 11,243       $ 11,644
     Income Taxes               $ 37,554       $ 24,960


                                 RUDDICK CORPORATION

                      NOTES TO CONSOLIDATED CONDENSED
                                 FINANCIAL STATEMENTS
                                           (UNAUDITED)

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals, the accrual of impairment and divestiture charges and the income tax accrual disclosed herein) necessary to present fairly the results for the interim periods presented.

Impairment and Divestiture Accruals

In the fiscal quarter ended July 1, 2001, Harris Teeter, the Company's supermarket subsidiary, entered into definitive agreements to sell 26 stores in certain of its markets -- 14 stores in Georgia (Atlanta and Athens) and 12 stores in South Carolina (Greenville, Spartanburg, Myrtle Beach, Litchfield and Columbia). A pre-tax charge of $45,035,000 was accrued in the fiscal quarter, primarily reflecting the excess of the net book value ($51,163,000) of leasehold improvements and equipment over the net proceeds of $6,128,000. The net proceeds included cash received in consideration for assignments of leases and sales of equipment and leasehold improvements less expenses associated with the transactions, including costs for severance and inventory liquidation. Tax benefits of $17,665,000 resulted in an after-tax loss on disposition of $27,370,000. The transactions were closed on July 9, 2001. Additionally, the Company's industrial sewing thread subsidiary, American & Efird, recorded a charge of $2,105,000 (or $1,285,000 after income taxes) primarily for impairment of assets related to the closing of one of its spinning plants in the third fiscal quarter.

Income Taxes

In the fiscal quarter ended April 1, 2001, the Company recorded a non-recurring charge of $20.0 million reflecting the terms of settlement with the Internal Revenue Service ("IRS") for income tax exposure related to the disallowance of deductions for its corporate owned life insurance ("COLI") policy loan interest and administrative fees for all years of the insurance program since its inception October 4, 1993. The settlement provided for the surrender of the related insurance policies, thereby eliminating any material future tax exposure. The COLI related income tax contingency was previously disclosed by the Company in its financial statements and its periodic filings with the United States Securities and Exchange Commission.

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

<Page                                                6

ITEM 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

Results of Operations

      The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters and nine months ended July 1, 2001 and July 2, 2000:

    (In Thousands)   Quarter Ended       Nine Months Ended
                    July 1,  July 2,      July 1,   July 2,
                    2001     2000         2001      2000

Net Sales
  American & Efird $ 80,025  $ 90,363  $  246,225  $  261,109
  Harris Teeter     622,309   592,540   1,863,004   1,749,570
     Total         $702,334  $682,903  $2,109,229  $2,010,679

Gross Profit
  American & Efird $ 20,473  $ 26,476  $   66,415  $   78,044
  Harris Teeter     177,186   161,309     517,749     486,156
     Total         $197,659  $187,785  $  584,164  $  564,200

Operating Profit (Loss)
  American & Efird $  3,143  $ 12,163  $   19,405  $   35,906
  Harris Teeter     (24,728)   13,702      10,443  $   45,237
     Total        $ (21,585) $ 25,865  $   29,848  $   81,143

       For the Three Months Ended July 1, 2001 and July 2, 2000

     Consolidated sales of $702.3 million in the third quarter of fiscal 2001 increased 2.8% over the $682.9 million reported for the comparable period last year. Total gross profit was up 5.3% from $187.8 million in the third quarter of fiscal 2000 to $197.7 million in the third quarter of fiscal 2001. After recording non-recurring charges during the third fiscal quarter totaling $47.1 million for store divestitures and asset impairments (described below), the Company reported a total net operating loss of $21.6 million compared to operating income of $25.9 million in the comparable period last year. With the impacts of these non-recurring charges, after related income tax effects, the Company reported a consolidated net loss for the third fiscal quarter of $16.9 million, a loss of $.36 per basic and diluted share, compared to net income of $12.3 million, or $.27 per share, in the comparable quarter last year. Consolidated net income excluding non-recurring charges, after tax effect, decreased 4.0% to $11.8 million, or $.25 per basic and diluted share, in the quarter ended July 1, 2001 compared to the $.27 per share in the prior year quarter. The decline in earnings before non-recurring charges was wholly attributable to weak business conditions at A&E, while Harris Teeter achieved favorable sales growth and generated stronger operating margin compared to its recent history.

<Page                                               7

     In the fiscal quarter ended July 1, 2001 the Company's retail grocery subsidiary, Harris Teeter, incurred a non-recurring charge of $45.0 million, or $27.4 million after net tax benefits of $17.6 million, primarily related to the sale of 26 Harris Teeter stores in certain of its non-core markets. The stores sold included 14 stores in Georgia -- Atlanta and Athens and 12 stores in South Carolina -- Greenville, Spartanburg, Myrtle Beach, Litchfield and Columbia. The transactions closed July 9, 2001. The charge reflected the excess of the net book value of leasehold improvements and equipment over the net proceeds, which proceeds included cash received in consideration for assignments of leases and leasehold improvements and for the sale of equipment less the expenses associated with the transactions including costs for severance and inventory liquidation. Additionally, the Company's industrial thread subsidiary, American & Efird(A&E), incurred a non-recurring charge of $2.1 million, or $1.3 million after income taxes, related primarily to the impairment of a spinning plant which was closed.

     Harris Teeter sales in the third quarter of fiscal 2001 of $622.3 million increased by 5.0% over the $592.5 million reported for the comparable period last year. The 26 divested stores were in operation throughout the third quarter and generated sales of approximately $66.7 million during the period. Net sales for comparable stores in operation during both the current and prior year quarters (excluding the 26 divested stores) increased 2.1% as compared to 2.3% in the third quarter of fiscal 2000. In addition, sales growth was generated by the eight net new stores that have been opened since the third fiscal quarter of 2000. Further, management continued to drive favorable sales volume through aggressive promotional programs. Management plans to continue to be aggressive in promotional activities in response to the continued highly competitive supermarket environment in the Southeast, which is characterized by competitors' new store openings and aggressive feature pricing. Gross profit of $177.2 million increased by 9.8% from $161.3 million in the third fiscal quarter of 2000. Gross margin on sales improved to 28.5% from 27.2% in the comparable prior year quarter as the cost reductions generated by waste prevention initiatives and improved inventory control more than offset the increased costs of promotional activities. Operating results in the third fiscal quarter of 2001, after the aforementioned non-recurring charge of $45.0 million for store divestitures, displayed a loss of $24.7 million compared to operating income of $13.7 million in the prior year quarter. Operating profit before non-recurring charges in the third quarter 2001 would have been $20.3 million, a 48% increase over the same period last year. Before non-recurring charges, operating margin on sales increased to 3.3% in the current quarter from 2.3% in the third quarter of fiscal 2000. The enhanced operating profitability before non-recurring charges during the third fiscal quarter of 2001 reflected the improvement in comparable store sales, positive impacts of productivity gains, enhanced waste prevention, more efficient training programs and other cost control initiatives, which collectively offset the additional costs of increased promotional activity. The company estimated that operating margin on a pro forma basis, adjusting for the sales and performance of the divested stores, would have been 3.8% of sales in the third fiscal quarter of 2001. This pro forma level of operating margin in the current quarter is not necessarily indicative of future levels of performance. At July 1, 2001, 137 stores were in operation compared to 129 at July 2, 2000, both counts having been adjusted to exclude the divested stores. Harris Teeter opened three new stores (Charlotte, NC, Charleston, SC, and Arlington, VA) and closed one non-divested store (Greensboro, NC) during the third quarter of fiscal 2001. Harris Teeter expects to open one replacement store in the fourth quarter of fiscal 2001.

     In the third quarter of fiscal 2001, A&E sales of $80.0 million declined 11.4% from the $90.4 million reported for the comparable period last year. Business conditions for the industrial thread manufacturer and distributor continued to be weak throughout the third fiscal quarter primarily

<Page                                                8

because of the slowdown in consumer spending in the U.S. and increased apparel imports. The economic downturn affected all of A&E's major product sectors including apparel, automotive and home furnishings. A&E sales in the U.S. declined by 21.5% compared to the same quarter last year. Slowing demand also negatively impacted sales growth outside of the United States. A&E's aggregate foreign sales in the third fiscal quarter of 2001 increased by 8.0% over the prior year period and accounted for 42% of A&E's total sales in the current quarter compared to 34% a year ago. While the growth rate of A&E foreign sales is down from a 19.2% year-over-year growth in the second quarter of fiscal 2001, management believes that certain foreign markets continue to present significant growth opportunities. A&E has recently announced that it has entered into a License Agreement with Mahavir Spinning Mills Limited ("Mahavir") of Ludhiana, India for the manufacture and sale of A&E branded products in India. The Vardhman thread division of Mahavir is the second largest thread company in India with distribution throughout the country. This arrangement will give A&E's global customers access to A&E products in the high growth Indian apparel market. A&E's foreign operations are individually not material to the Company currently. A&E's consolidated gross profit of $20.5 million in the third quarter of fiscal 2001 decreased 22.7% from $26.5 million in the prior year third quarter as the result of lower production volumes, highly competitive pricing in its markets, a less favorable mix of products sold, and increased production costs. Gross margin on sales was 25.6% in the third quarter of fiscal 2001 compared to 29.3% in the prior year quarter. As noted above, the company recorded an impairment charge for closing one of its six spinning plants in North Carolina in the fiscal 2001 third quarter. A&E's operating profit in the 2001 third quarter, after the aforementioned non-recurring charge of $2.1 million for asset impairment, was $3.1 million compared to $12.2 million in the same period last year, as the company experienced a significant decline in profits in the U.S., as well as profit declines in aggregate foreign operations. Operating profit before the non-recurring charge would have been 56.9% below the comparable prior year period. Operating profit as a percent of sales declined from 13.5% in the third quarter of fiscal 2000 to 3.9% (6.6% before non-recurring charge) in the current quarter. Despite staff reductions and other cost containment measures, the operating results of A&E were adversely impacted by the sales demand weakness. Management believes that as long as weak business conditions continue it will be difficult to materially improve A&E's profitability. Management expects the level of profitability in the fourth fiscal quarter to be materially similar to the completed third quarter. In response to the adverse market conditions management continues to focus on cost reduction initiatives, including consolidation and downsizing as necessary. The company will consolidate a portion of the production volumes of dyeing and finishing in Gastonia, NC into its similar operations in Mount Holly, NC in an effort to achieve improved efficiencies and better manufacturing schedules for the lower current and anticipated volume levels. Management believes the company will be well positioned to respond if and when general economic conditions improve.

       For the Nine Months Ended July 1, 2001 and July 2, 2000

     Consolidated sales in the nine months ended July 1, 2001 of $2.11 billion increased 4.9% over the $2.01 billion reported for the first nine months of fiscal 2000. Total gross profit increased by 3.5% from $564.2 million in the first nine months of fiscal 2000 to $584.2 million in the comparable period of fiscal 2001. Operating profit of $29.8 million, after recording non-recurring charges of $47.1 for store divestitures at Harris Teeter and asset impairment at A&E, in the nine months of 2001 was down $51.3 million from the $81.1 million reported for the comparable period of fiscal 2000. Excluding these non-recurring charges, operating profit would have declined by 5.1% from the

<Page                                                          9

comparable prior year period. As previously reported, in the 2001 second fiscal quarter the Company recorded a non-recurring charge of $20.0 million reflecting the terms of settlement with the Internal Revenue Service ("IRS") for income tax exposure related to the disallowance of deductions for its corporate owned life insurance ("COLI") policy loan interest and administrative fees for all years of the insurance program since its inception on October 4, 1993. The settlement provided for the surrender of the related insurance policies, thereby eliminating any material future tax exposure. For the nine months ended July 1, 2001, after the effects of non-recurring charges for store divestitures, asset impairment and COLI income tax settlement the Company reported a consolidated net loss of $12.9 million after taxes compared to net income of $39.0 million in the same period of fiscal 2000. Basic and diluted earnings per share for the first nine months of fiscal 2001 were a loss of $.28, after giving effect to the non-recurring charges, versus income of $.84 a share in the prior year period. Excluding the after-tax effects of the non-recurring charges, net income would have been $35.7 million, or down 8.4% from the comparative prior year period, and net income per basic and diluted share would have been $.77.

     Harris Teeter sales of $1.86 billion for the first nine months of fiscal 2001 increased by 6.5% over the $1.75 billion recorded in the comparable period last year. The 26 divested stores were in operation throughout the nine months of 2001 and generated sales of approximately $205.4 million during the period. Net sales for stores in operation during both periods (excluding the 26 divested stores) increased by 2.9% for the nine months in fiscal 2001 compared to 1.3% during the same period last year. The market environment for supermarkets in the Southeast continued to be highly competitive and characterized by the lack of inflation in the grocery sector, the opening of competitors' new stores in the region and aggressive feature pricing by competitors. In response, Harris Teeter continued to drive favorable sales volume through aggressive promotional activities. The company plans to continue to utilize customer data obtained from the VIC loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets. Even given the difficult pricing environment during the past nine months, Harris Teeter increased gross profit by 6.5% to $517.7 million in fiscal 2001 from $486.2 million in the same period in fiscal 2000. The company maintained its gross margin on sales at 27.8% during the comparable nine-month periods. The increased costs associated with the sales promotional programs during the first nine months of fiscal 2001 were primarily offset by favorable results of initiatives in inventory control and waste prevention. After the non-recurring charge of $45.0 million for store divestiture, operating profit declined to $10.4 million in the first nine months of fiscal 2001 from $45.2 million in the comparable prior year period. Operating profit before non-recurring charges in the nine months of 2001 would have been $55.4 million, and operating margin on sales would have been 3.0% in fiscal 2001 compared to 2.6% in fiscal 2000. These results were primarily achieved due to the improvement in comparable store sales growth and the positive impacts of productivity gains, enhanced waste prevention and other cost control initiatives, which collectively offset the higher promotional program costs. The company estimated that operating margin on a pro forma basis, adjusting for the sales and performance of the divested stores, would have been 3.8% of sales for the nine months ended July 1, 2001. This pro forma level of operating margin in the current period is not necessarily indicative of future levels of performance. Having adjusted store counts for the divested stores, a total of seven new stores were opened and one store was closed during the nine-month period in fiscal 2001 resulting in 137 stores in operation at July 1, 2001. Harris Teeter expects to open one replacement store in the fourth quarter of fiscal 2001.

<Page                                                 10

     A&E sales of $246.2 million for the first nine months of fiscal 2001 decreased by 5.7% from $261.1 million in the comparable period last year. A&E's sales decline reflected the adverse impacts of the softness in retail sales in the apparel, home furnishings and automotive sectors, growth of apparel imports, competitive price pressures and shift of apparel manufacturing out of the U.S. While A&E's sales in its U.S. markets declined 16.9%, its total foreign sales increased by 17.6% for the nine months in comparison to the comparable period in fiscal 2000 and accounted for 40% of total year-to-date sales. None of the A&E foreign operations is individually material to the Company as a whole. For the first nine months of fiscal 2001, A&E's gross profit of $66.4 million declined by 14.9% from $78.0 million in the comparable period last year and gross margin on sales contracted to 27.0% from 29.9%. A&E experienced pressure on margins due to reduced running schedules at A&E manufacturing facilities, competitive pricing, a less favorable mix of products sold and rising costs, including energy, freight and healthcare. After the effect of the non-recurring charge of $2.1 million previously discussed, operating profit of $19.4 million in the first nine months of fiscal 2001 decreased by 46.0% from $35.9 million in the comparable period last year, and operating margin on sales declined to 7.9% in fiscal 2001 from 13.8% in the prior year. The year to date operating profit in fiscal 2001, before the non-recurring charge, decreased by 40.1% compared to the prior year and displayed an 8.7% margin on sales, as A&E experienced a significant decline in profits in the U.S., as well as profit declines in aggregate foreign operations. Given the general economic slowdown, A&E management expects business conditions for the foreseeable future to remain weak and believes that it will be difficult in the fourth quarter of fiscal 2001 to improve operating results from that experienced, excluding the non-recurring charge, in the third fiscal quarter. A&E has accordingly lowered its sales and profitability projections for the remaining fiscal quarter of 2001. During recent periods A&E has taken actions to consolidate certain service centers and certain manufacturing operations, reduce staff, achieve raw materials savings, and reduce general expenses. Further, management will continue to explore opportunities for cost savings throughout the organization.

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

      The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of July 1, 2001, this percentage was 29.0%, as compared to 32.1% at October 1, 2000.

      The Company's principal source of liquidity has been revenues from operations. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks. The maximum amount outstanding under these credit facilities during the quarter ended July 1, 2001 was $57.0 million, and $30.0 million was outstanding at quarter end compared to $70.2 million at October 1, 2000. The net reduction in borrowings under the Company's revolving credit facilities were generated primarily by reduced accounts receivable, by

<Page                                                   11

lower inventories, in part due to better inventory management and the divestiture of Harris Teeter stores, and by reduced capital spending. Subsequently, cash proceeds from the consummation of the store divestiture transaction on July 9, 2001, generated additional reductions of the amount outstanding. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the credit agreements providing for maturity of the repayment obligations beyond one year, all borrowings under these facilities are classified as long-term debt. During the third quarter of fiscal 2001 the Company and its three lending banks agreed to modify their credit agreements to exclude the non-recurring charges addressed above from the determination of certain coverage ratios contained in the credit covenants. At the same time the Company and the three banks established a final maturity date of January 2, 2003 for the revolving credit facilities. In addition to the revolving credit facilities, the Company has a short-term, uncommitted bank line of credit for $10 million on which no borrowing was outstanding at quarter end. Further, the Company has the capacity to borrow up to an aggregate of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

     Working capital of $91.5 million at July 1, 2001 decreased $41.4 million from $132.9 at October 1, 2000, primarily the result of decreases in accounts receivable and inventories and increases in accounts payable, income taxes payable and other accrued liabilities. The current ratio was 1.3 at July 1, 2001 and 1.6 at October 1, 2000.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     During the first nine months of fiscal 2001, capital expenditures totaled $66.4 million. A&E has spent $16.5 million of the $23 million it plans to spend in fiscal year 2001 which includes the new dyeing and finishing plant under construction in China. Harris Teeter has spent $49.9 million of an anticipated $68 million, or 31% below the prior year annual level. These expenditures are for modernization and expansion. The operating companies have reduced their capital spending plans in order to maintain financial flexibility and as a conservative response to uncertain economic conditions. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

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

      Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following:

<Page                                                    12

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

<Page                                                 13

PART II. OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (A)    EXHIBITS

                        Exhibit No.        Description of Exhibit

                                        11                Statement Re: Computation of Per Share
                                                             Earnings

                    (B)               REPORTS ON FORM 8-K

                             The following reports on Form 8-K were filed by the
                             Company during the quarter ended July 1, 2001.

                             Current Report on Form 8-K dated April 4, 2001 and
                             filed April 5, 2001; Items 5 and 7.

                             Current Report on Form 8-K dated April 25, 2001 and
                              filed April 25, 2001; Items 5 and 7.

                             Current Report on Form 8-K dated June 25, 2001 and
                              filed June 26, 2001; Items 5 and 7.

                                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              RUDDICK CORPORATION

DATE: August 14, 2001          /s/ John B. Woodlief
                                                  John B. Woodlief
                                                  VICE PRESIDENT - FINANCE
                                                  (PRINCIPAL FINANCIAL OFFICER)

<Page                                                         14

                                                EXHIBIT INDEX

Exhibit No.
(per Item 601                      Description                              Sequential
Of Reg. S-K)                       of Exhibit                                Page No.

          11            Statement Re:  Computation of
                          Per Share Earnings