Form 10-K405
period 2001-09-30
RUDDICK CORP
filed 2001-12-17
CIK 85704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2001

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 1-6905

                              RUDDICK CORPORATION
             (Exact name of registrant as specified in its charter)

                  NORTH CAROLINA                       56-0905940
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)         Identification Number)

                301 S. TRYON ST.,                        28202
                   SUITE 1800,                         (Zip Code)
            CHARLOTTE, NORTH CAROLINA
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (704) 372-5404

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS:            NAME OF EXCHANGE ON WHICH REGISTERED:
           --------------------            -------------------------------------

               Common Stock                    New York Stock Exchange, Inc.
   Rights to Purchase Series A Junior          New York Stock Exchange, Inc.
Participating Additional Preferred Stock

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes    [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 11, 2001 was $535,763,853.

    As of December 11, 2001, the Registrant had outstanding 46,368,919 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Shareholders to be held on February 21, 2002. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              RUDDICK CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    3
Item 3.    Legal Proceedings...........................................    4
Item 4.    Submission of Matters to a Vote of Security Holders.........    4
Item 4A.   Executive Officers of the Registrant........................    4

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................    5
Item 6.    Selected Financial Data.....................................    6
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    6
Item 7A.   Quantitative and Qualitative Discussion about Market Risk...   12
Item 8.    Financial Statements and Supplementary Data.................   13
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   32

PART III
Item 10.   Directors and Executive Officers of the Registrant..........   32
Item 11.   Executive Compensation......................................   32
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   32
Item 13.   Certain Relationships and Related Transactions..............   32

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   32

                                     PART I

ITEM 1.  BUSINESS

     Ruddick Corporation (the "Company") is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. ("Harris Teeter") operates a regional chain of supermarkets in six southeastern states and American & Efird, Inc. ("A&E") manufactures and distributes industrial and consumer sewing thread.

     At September 30, 2001, the Company and its subsidiaries had total consolidated assets of $939,988,000 and had approximately 17,100 employees. The principal executive offices of the Company are located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina 28202.

     Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company. In 1969, the Company acquired Harris Teeter. As of the beginning of fiscal 1996, Ruddick Investment Company ceased to be classified as an operating company of the Company as its relative size to the consolidated Company declined as compared to Harris Teeter and A&E. Ruddick Investment Company continues to manage venture capital holdings in a limited number of entities and has invested in various independently managed venture capital investment funds. For information regarding the Company's venture capital and real estate holdings, see the Note entitled "Investments" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in Item 8 hereof.

     The two businesses in which the Company engages through its principal operating subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled "Industry Segment Information" of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in Item 8 hereof.

     The only foreign operations conducted by the Company are through A&E. Neither of the two businesses engaged in by the Company would be characterized as seasonal.

     Net revenue received from domestic United States customers was $2,611,468,000 in fiscal 2001, $2,570,924,000 in fiscal 2000 and $2,528,286,000 in fiscal 1999. Net revenue received from customers in foreign countries was $131,822,000 in fiscal 2001, $121,167,000 in fiscal 2000 and $106,003,000 in fiscal 1999. Net long-lived assets located in the domestic United States were $502,680,000 at fiscal year end 2001, $560,693,000 at fiscal year end 2000 and $524,163,000 at fiscal year end 1999. Net long-lived assets located in foreign countries were $30,592,000, $24,692,000 and $20,605,000 at fiscal year end 2001,
2000 and 1999, respectively.

     The Company employs seventeen people, including four executives who formulate and implement overall corporate objectives and policies. The Company's employees perform functions in a number of areas including finance, accounting, audit, insurance, reporting, employee benefits and public and shareholder relations. The Company assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Company.

HARRIS TEETER

     Harris Teeter operates supermarkets in North Carolina (108), South Carolina
(11), Virginia (10), Georgia (1), Tennessee (4) and Florida (3) for sales of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, floral and other products normally offered for sale in supermarkets. Harris Teeter has a program in place whereby each retail store will undergo remodels on a regular basis. Harris Teeter remodeled 16 stores during fiscal 2001 and expects to remodel 18 stores in fiscal 2002. In addition, during fiscal 2001 nine new stores, including one replacement store were opened, two stores were closed and 26 stores were sold. As of fiscal year end, Harris Teeter had 137 stores in operation. Its principal offices and distribution facility containing cold storage perishable products and dry groceries are located near Charlotte, North Carolina. Another dry grocery, cold storage perishable and frozen products storage facility is located in Greensboro, North Carolina. Harris Teeter produces dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter's sales constituted 88% of the Company's consolidated sales in fiscal 2001 (87% in both 2000 and 1999).

     The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains and discount supercenters, many of which are larger in terms of assets and sales, as well as with independent merchants. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry and this trend is expected to continue. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of customers has a material effect upon the business of Harris Teeter.

     At fiscal year end, Harris Teeter employed approximately 8,384 full-time and 5,627 part-time employees, none of whom were represented by a union. Warehouse employees and drivers at Harris Teeter's warehouse near Charlotte, North Carolina were represented by a union during a portion of fiscal 2001, but Harris Teeter was not party to a collective bargaining agreement covering such employees. As of November 17, 2000, the bargaining unit was decertified by the National Labor Relations Board and no longer represents these employees. Harris Teeter considers its employee relations to be good.

AMERICAN & EFIRD, INC.

     A&E is a leading manufacturer and distributor of sewing thread, produced from natural and synthetic fibers, for worldwide industrial and consumer markets. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. A&E's sales are primarily of industrial sewing thread products, which are sold to manufacturers through A&E's employed sales representatives, commissioned agents and distributors. In addition, A&E produces the Signature line of consumer sewing thread, which is sold through independent retail outlets. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 12% of the Company's consolidated sales in fiscal 2001 (13% in both 2000 and 1999).

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

     Headquartered in Mt. Holly, North Carolina, the company operates 10 modern manufacturing facilities in North Carolina. These facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to manufacturing, A&E operates 10 distribution centers in the U. S. and one in Puerto Rico.

     A&E also has wholly-owned operations in Belgium, Canada, China, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Northern Ireland, Italy, Mexico, Malaysia and Poland, majority-owned joint ventures in China, Dominican Republic and Haiti and minority interest in ventures with ongoing operations in Mauritius and Sri Lanka. A&E's value of assets in these operations totals approximately $84 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

     The domestic order backlog, believed to be firm, as of the end of the 2001 fiscal year was approximately $8,988,000 versus $13,187,000 at the end of the preceding fiscal year. The majority of the order backlog is expected to be filled within three weeks of fiscal year end. The international order backlog is not material. A&E has approximately 8,500 domestic and 5,500 international customer accounts which are active. In fiscal 2001, no single customer accounted for more than 8% of total net sales, and the ten largest accounted for 24% of total net sales.

     A&E purchases cotton from farmers and domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American and Asian synthetic fiber producers and are currently available in an adequate supply.

     A&E has two patents issued. There are no material licenses, franchises, or concessions held by A&E. Research and Development expenditures were $432,000, $459,000, and $432,000 in fiscal 2001, 2000 and 1999, respectively, none of which were sponsored by customers. Three employees are engaged in this activity full-time.

     The industrial sewing thread industry is highly competitive. A&E is one of the world's largest manufacturers of industrial sewing threads and also manufactures and distributes consumer sewing thread. A&E's principal North American competition includes Coats American, Inc. and imports sold primarily through distributors. Globally, A&E competes with Coats plc as well as regional producers and merchants in various foreign markets served by A&E. The key competitive factors are quality, service, and price. In the consumer thread market, A&E competes with a number of large, well-established companies, including Coats American, Inc.

     A&E employed approximately 3,100 persons worldwide as of the end of fiscal 2001. A&E considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The executive offices of the Company are located in approximately 8,000 square feet of leased space in a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

     Harris Teeter owns its principal offices, which consist of 116,000 square feet of space located on a 10-acre tract of land near Charlotte, North Carolina. Harris Teeter also owns a 104-acre tract east of Charlotte where a cold storage and dry grocery distribution facility is located. This facility includes approximately 330,000 square feet of dry grocery warehouse and approximately 187,000 square feet of storage for refrigerated or perishable goods. Harris Teeter also owns a 49-acre tract in Greensboro, North Carolina, which contains approximately 550,000 square feet of dry grocery warehousing, including the single pick facility for health and beauty care and other general merchandise, approximately 164,000 square feet of perishable warehouse and approximately 199,000 square feet of frozen goods storage. Harris Teeter owns an 18,050 square foot milk processing plant located on 8.3 acres of land in Charlotte, North Carolina. Harris Teeter also owns a milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina which totals 90,500 square feet. Harris Teeter operates its retail stores primarily from leased properties. The base annual rentals on leased store and warehouse properties as of September 30, 2001 aggregated approximately $56,114,000 net of sublease rentals of approximately $4,317,000. In addition to the base rentals, certain lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended September 30, 2001, the additional rental amounted to approximately $1,456,000. Harris Teeter's supermarkets range in size from approximately 12,000 square feet to 66,000 square feet, with an average size of approximately 40,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years.

HARRIS TEETER STORE DATA

                                                                1999         2000         2001
                                                             ----------   ----------   ----------
Stores open at end of period...............................         147          156          137
Average weekly net sales per store*........................  $  303,206   $  294,957   $  312,519
Average square footage per store...........................      40,347       40,248       40,447
Average square footage per new store opened during
  period...................................................      47,323       36,434       36,743
Total square footage at end of period......................   5,930,991    6,278,753    5,541,229

---------------

* Computed on the basis of aggregate sales of stores open for a full year.

     A&E's principal offices and ten domestic manufacturing plants are all owned by A&E and are all located in North Carolina. Manufacturing and related warehouse facilities have an aggregate of 1,937,363 square feet of floor space and an approximate insured value of $571,000,000. A&E has the capacity to produce annually approximately 43,250,000 pounds of industrial sewing thread and has a dyeing capacity of approximately 45,500,000 pounds per year. Capacities are based on 168 hours of operations per week.

     A&E leases ten distribution centers scattered throughout its domestic markets with an aggregate of 266,716 square feet of floor space and an approximate annual rent of $1,175,000.

     Through subsidiaries, A&E also owns 6 international manufacturing and/or distribution facilities with an aggregate of 736,654 square feet of floor space and an approximate insured value of $26,000,000. A&E leases another 26 international facilities with an aggregate of 500,551 square feet of floor space and an approximate annual rent of $1,700,000. The subsidiaries which are engaged in manufacturing have a sewing thread dyeing capacity of approximately 17,000,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its subsidiaries, A&E also has minority interests in various joint ventures.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has previously been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to releases or threatened releases of hazardous substances, pollutants and contaminants at the Leonard Chemical Company site (the "Site") in Rock Hill, South Carolina. The Company's potential liability is based on the alleged disposal of waste material at this Superfund site by Pargo, Inc. Pargo, Inc. was a wholly owned subsidiary of the Company from 1969 to 1972. The Company and 14 other parties previously entered into an Administrative Order on Consent ("AOC") with the United States Environmental Protection Agency ("USEPA") for the performance of a remedial investigation/feasibility study at the Site. The Company participated in the remedial investigation/feasibility study on the condition that its share of the costs was not to exceed 1.8% of the total plus an additional payment of $4,680 for costs previously incurred by other parties. Under the interim allocation of costs agreed to by the parties to the Administrative Order on Consent, the Company's share is 1.155% of the total cost. The work required under the AOC has now been completed. USEPA has issued a Record of Decision detailing how the Site is to be remediated. USEPA has indicated that it plans to meet with the parties to the AOC and other potentially responsible parties regarding performance of the remedy. No date for this meeting has been set. Other than the original notice identifying it as a potentially responsible party, the Company has as of the date hereof received no notice or order requiring it to perform any remedy. The Company does not believe that this proceeding will have a material effect on its business or financial condition.

     The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following list contains the name, age, positions and offices held, and period served in such positions or offices for each of the executive officers of the Registrant.

     R. Stuart Dickson, age 72, has been Chairman of the Executive Committee since February 1994. Prior to that time he had been Chairman of the Board of the Company since its formation in October 1968.

     Alan T. Dickson, age 70, has been Chairman of the Board since February 1994. Prior to that time he had been President of the Company since its formation in October 1968.

     Thomas W. Dickson, age 46, has been President of the Company since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Company. He also served as A&E's President from February 1994 to August 1996 and Executive Vice President from 1991 to 1994.

     John B. Woodlief, age 51, has been Vice President -- Finance of the Company since November 1999. Prior to that time he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 - 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers beginning in January of 1997. He joined Price Waterhouse in 1972.

     Fred J. Morganthall, II, age 50, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

     Fred A. Jackson, age 51, has been President of A&E since August 1996. Prior to that time, for more than five years, he served as its Senior Vice
President -- Industrial Thread Sales.

     The executive officers of the Company and its subsidiaries are elected annually by their respective Boards of Directors. R. Stuart Dickson and Alan T. Dickson are brothers. Thomas W. Dickson is the son of R. Stuart Dickson and the nephew of Alan T. Dickson. No other executive officer has a family relationship with any other executive officer or director or nominee for director as close as first cousin.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information regarding the principal market for Common Stock, number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in the 2001 and 2000 fiscal years is set forth below. The Company's common stock is listed on the New York Stock Exchange. As of December 11, 2001, there were 5,978 holders of record of common stock.

QUARTERLY INFORMATION (UNAUDITED)

                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
FISCAL 2001
Dividend per share....................................   $   .09   $   .09   $   .09   $   .09
Market price per share
  High................................................   $14.125   $14.200   $17.200   $17.030
  Low.................................................    10.813     9.813    12.000    13.820
FISCAL 2000
Dividend per share....................................   $   .09   $   .09   $   .09   $   .09
Market price per share
  High................................................   $18.250   $15.938   $14.688   $13.875
  Low.................................................    15.125    10.500    10.250    10.625

     Information regarding restrictions on the ability of the Company to pay cash dividends is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" in Item 7 hereof and the Note headed "Long-Term Debt" to the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in
Item 8 hereof.

ITEM 6.  SELECTED FINANCIAL DATA

                                        2001(1)        2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................  $2,743,290   $2,692,091   $2,634,289   $2,497,407   $2,309,935
Total operating profit...............      53,437      106,624      104,055       94,196       94,836
Earnings before interest, taxes,
  depreciation & amortization
  (EBITDA)...........................     125,230      176,896      166,699      152,851      144,583
Net income (loss)....................        (727)      51,002       50,714       46,772       47,731
Net income (loss) per share
  Basic..............................       (0.02)        1.10         1.09         1.00         1.02
  Diluted............................       (0.02)        1.10         1.08         1.00         1.02
Dividend per share...................        0.36         0.36         0.33         0.32         0.32
Total assets.........................     939,988    1,021,018      970,114      931,618      885,243
Long-term debt -- including current
  portion............................     157,113      227,940      198,961      191,931      190,494
Shareholders' equity.................     445,353      473,005      443,683      410,725      380,507
Book value per share.................        9.61        10.23         9.55         8.82         8.17

---------------

(1) Reference is made to Item 7 below which describes certain non-recurring charges in fiscal 2001 of $47,140,000 ($28,655,000 after income tax benefit) related to asset impairment costs and other exit costs and of $20,000,000 of additional income taxes related to a settlement with the Internal Revenue Service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- FISCAL 2001 COMPARED TO FISCAL 2000

     For the fiscal year ended September 30, 2001, consolidated sales of $2.74 billion increased 1.9% over the $2.69 billion reported in the fiscal year ended October 1, 2000. After incurring certain non-recurring charges during fiscal year 2001 for retail store divestitures, asset impairment and an income tax settlement with the Internal Revenue Service ("IRS"), the Company reported a consolidated net loss for fiscal 2001 of $0.7 million compared to net income of $51.0 million in fiscal 2000. Basic and diluted earnings (loss) per share were $(.02) in fiscal 2001 compared to $1.10 in fiscal 2000. In addition to the aforementioned non-recurring charges during fiscal 2001, the decrease in net income resulted primarily from reduced operating profit at American & Efird ("A&E"), the industrial thread subsidiary, which faced weakening business conditions throughout fiscal 2001. Harris Teeter, the regional supermarket subsidiary, displayed improved operating performance, after excluding the non-recurring charges relating to the store divesture, over the course of fiscal 2001.

     As previously disclosed, in the third quarter of fiscal 2001, the Company incurred non-recurring charges of $45.0 million, or $27.4 million after net tax benefits of $17.6 million, related to the sale of 26 Harris Teeter stores in certain non-core markets. The stores sold included 14 stores in Georgia -- Atlanta and Athens and 12 stores in South Carolina -- Greenville, Spartanburg, Myrtle Beach, Litchfield and Columbia. The charge was composed of asset impairment costs of $34.7 million for primarily leasehold improvements, equipment and inventories, of exit costs of $9.2 million for lease liability costs, severance and other costs, and of transaction costs of $1.1 million. The Company also recorded a non-recurring charge in the third quarter of fiscal 2001 of $2.1 million, or $1.3 million after net tax benefits of $.8 million, relating primarily to the impairment of an A&E spinning facility which was closed. Additionally, the Company recorded a non-recurring income tax charge of $20 million in the second quarter of fiscal 2001 to reflect the terms of settlement with the IRS for tax exposure primarily related to the disallowance of deductions for its corporate owned life insurance ("COLI") policy loan interest and administrative fees for all years of the insurance program since its inception in October of 1993. The IRS has been pursuing an adverse position regarding similar COLI programs of a considerable number of corporations and the IRS position has been supported by judicial rulings in a limited number of court proceedings unrelated to the Company, with no decisions favorable to the taxpayers. The Company's settlement with the IRS provided for the surrender of its COLI program life insurance policies, thereby eliminating any material future tax exposure.

     Consolidated net income, excluding the aforementioned non-recurring charges, would have been $47.9 million in fiscal 2001, down 6.0% from the $51.0 million reported in fiscal 2000. Basic and diluted earnings per share, before non-recurring charges, would have been $1.03 in fiscal 2001 compared to $1.10 in fiscal 2000.

  Harris Teeter, Inc.

     Harris Teeter sales increased by 3.6% in fiscal 2001 to $2.42 billion from $2.33 billion in fiscal 2000. The growth in sales was moderated by the effect of sales displaced in the fourth quarter of fiscal 2001 due to the divestiture of 26 stores on July 9, 2001. The divested stores generated sales of $207.1 million during a 40-week period of fiscal 2001 until divestiture compared to sales of $273.4 million in full fiscal 2000. Excluding the divested stores from each fiscal year, Harris Teeter sales for stores in operation in both annual periods increased by 2.84% in fiscal 2001 as compared to 1.28% growth in fiscal 2000. The market environment for supermarkets in the Southeast continued to be highly competitive and characterized by modest inflation in the grocery sector, the opening of competitors' new stores in the region and aggressive feature pricing by competitors. In response, Harris Teeter continued to drive favorable sales volume through aggressive promotional activities. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets. Overall, chain-wide grocery sales for fiscal 2001 grew by 1% when compared to fiscal 2000 and accounted for 20% of the sales increase. Dairy, meat, produce and frozen products had sales increases ranging from 3% to 8% and accounted for 57% of the sales increase in the aggregate.

     Even given the difficult pricing environment during fiscal 2001, Harris Teeter increased gross profit by 4.2% to $675.9 million from $648.7 million in fiscal 2000. Gross margin on sales improved to 28.0% in fiscal 2001 from 27.8% in fiscal 2000. The increased costs associated with the sales promotional programs during fiscal 2001 were primarily offset by favorable results of initiatives in inventory control and waste prevention. After the non-recurring charge of $45.0 million for store divestiture, operating profit declined to $31.8 million, or 1.32% of sales, in fiscal 2001 from $59.1 million, or 2.54% of sales, in fiscal 2000. Operating profit before non-recurring charges in fiscal 2001 would have been $76.8 million, and operating margin on sales excluding non-recurring charges would have been 3.18% in fiscal 2001 compared to the 2.54% in fiscal 2000. These results were primarily achieved due to the improvement in comparable store sales growth and the positive impacts of productivity gains, improved inventory control, enhanced waste prevention and other cost control initiatives, which collectively offset the higher promotional program costs.

     During fiscal 2001 Harris Teeter opened eight new stores and one replacement store, and closed 28 stores including the 26 stores divested in July 2001. At the end of fiscal 2001, 137 stores were in operation compared to 156 at the end of fiscal 2000. Total store square footage was 5.5 million at the end of fiscal 2001 compared to 6.3 million at the end of fiscal 2000. Harris Teeter management expects that the divestiture of the 26 stores will enable the company to concentrate on core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

  American & Efird, Inc.

     American & Efird sales of $326.5 million in fiscal 2001 declined 9.1% from $359.2 million in fiscal 2000, as A&E experienced sluggish sales and very competitive conditions throughout fiscal 2001 and saw the unfavorable trend worsen further in the fourth fiscal quarter. These unfavorable business conditions for A&E were primarily due to the slowdown in consumer spending in the United States in the apparel and home furnishings sectors, growth of apparel imports, competitive price pressures and shift of apparel manufacturing out of the U.S. Further, late in fiscal year 2001 the global economic slump and weak retail demand in the U.S. became more exacerbated, producing weakness across all A&E product segments in industrial sewing thread, consumer thread and sewing notions. Weak demand for apparel and home furnishings in the U.S. also adversely affected sales by A&E to foreign manufacturers. In fiscal 2001, U.S. sales by A&E were 18.2% below those of fiscal 2000. Fiscal 2001 annual sales by A&E's foreign operations were up 8.8% compared to fiscal 2000, although in the fourth quarter of fiscal 2001 foreign sales declined by 12.3% when compared to the same period in fiscal 2000. Sales weakness was observed in most of the foreign operations of A&E in fiscal 2001, however, those in the Caribbean Basin displayed some strength. Foreign operations contributed approximately 40% of A&E's total sales and 24% of its operating profit in fiscal 2001, compared to 34% and 18%, respectively, in fiscal 2000. Foreign growth generates increases in greige production volume and efficiencies at A&E's domestic U.S. manufacturing facilities, and accordingly, some portion of domestic profits is attributable to foreign sales. Still, foreign sales and profits were not material to the Company's consolidated results of operations in fiscal 2001.

     A&E's gross profit declined by 20.5% to $82.6 million in fiscal 2001 from $103.9 million in fiscal 2000, and gross margin on sales contracted to 25.3% in fiscal 2001 from 28.9% in fiscal 2000. A&E experienced pressure on margins due to reduced operating schedules at its manufacturing facilities, competitive pricing, a less favorable mix of products sold and rising costs, including energy, freight and healthcare. After the aforementioned non-recurring charge of $2.1 million for closing a spinning facility, operating profit declined by 54.4% to $21.6 million, or 6.6% of sales, in fiscal 2001 from $47.5 million, or 13.2% of sales, in fiscal 2000. Operating profit before non-recurring charges in fiscal 2001 would have been $23.7 million, down 50.0% from fiscal 2000, and operating margin on sales would have been 7.3% in fiscal 2001 compared to the 13.2% in fiscal 2000. A&E experienced a significant decline in profits both in the U.S. and in aggregate foreign operations. The company implemented several cost containment measures throughout fiscal 2001 that resulted in lower inventory, reduction of capital expenditures and reduction of certain expenses and materials costs. A&E idled finishing capacity in manufacturing, converted seven day spinning operations to five days and adjusted its workforce accordingly, consolidated manufacturing of consumer thread products into an existing facility, and consolidated three distribution centers in the U.S. bringing the total number from 13 to 10 distribution centers at fiscal 2001 year end. Management will continue to explore opportunities for cost savings throughout the organization. Given the general economic slowdown, A&E management expects business conditions for the foreseeable future to remain weak.

     A&E will continue to invest in selected expanding markets worldwide on the basis of expected opportunities to achieve targeted returns on its investment. The company anticipates that the United States -- Caribbean Basin Trade Partnership Act, effective October 2000, will continue to have a positive impact on Latin American thread sales by A&E. In several regions of the world, foreign sales growth is expected to continue for the foreseeable future. A&E continues to focus on increasing its market share in certain countries outside of the U.S. where its customers are now manufacturing apparel. During fiscal 2001, A&E completed construction of a new dyehouse facility in southern China that will allow A&E to better and more efficiently service its customer base in Asia.

     As Ruddick Corporation looks forward to fiscal 2002, management is cautious in its expectations and believes any earnings improvement will be difficult in the present economic environment. Throughout fiscal 2001, the declining profitability of A&E has been largely offset by improvements at Harris Teeter. While the performance of Harris Teeter has been encouraging, the economic conditions in the textile industry have continued to worsen throughout fiscal 2001 and remain very difficult. A&E will find it difficult to generate profitability in the absence of a more favorable economic climate. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future.

     Consistent execution at under-performing Harris Teeter stores of the productivity initiatives that have been implemented will dictate the pace at which its margins could improve. A&E can improve margins when generating a level of sales volume that allows for more efficient operating schedules, however, this appears very doubtful in fiscal 2002. Management continues efforts to position A&E to benefit when economic conditions improve. The depth of and duration of softness in apparel, home furnishings and other markets will obviously have an impact upon A&E profitability. Further, pressure from retailers on manufacturers to reduce prices continues to be an important factor in gross margin improvement for A&E. Given all the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook and believes that earnings improvement for fiscal 2002 will be difficult in the current environment.

RESULTS OF OPERATIONS -- FISCAL 2000 COMPARED TO FISCAL 1999

     For the 52-week fiscal year ended October 1, 2000, consolidated sales of $2.69 billion increased 2.2% over the $2.63 billion reported in the previous 53-week fiscal year ended October 3, 1999. Adjusted for the additional week of sales in fiscal 1999, sales increased by approximately 4.2%. Consolidated fiscal 2000 net income of $51.0 million increased .6% from the $50.7 million reported in fiscal 1999. Basic and diluted earnings per share were both $1.10 in fiscal 2000, compared to $1.09 and $1.08, respectively, in fiscal 1999. The increase in net income for fiscal 2000 resulted primarily from increased operating profit at Harris Teeter, the Company's retail grocery subsidiary, partially offset by a decrease in operating profit at American & Efird (A&E), the industrial thread subsidiary, and reduced by higher income taxes for the Company. The Company's effective income tax rate rose to 39.6% (37.7% in 1999), driven primarily by reduced tax benefits from Company owned life insurance (COLI). As a result of 1996 federal tax legislation, certain policy loan interest which had been partially deductible for income taxes during a three-year phase-out period was no longer deductible effective January 1, 1999.

  Harris Teeter, Inc.

     Sales grew by 2.6% for the 52-week fiscal 2000 to $2.33 billion from $2.27 billion in the 53-week fiscal 1999. Adjusting for the additional week in fiscal 1999, total sales in fiscal 2000 grew by approximately 4.6%. The sales increase was primarily due to a 5.9% expansion in store square footage during the fiscal year, as well as the promotional, advertising and customer service activities put in place for new and existing stores. Sales results for the fiscal year were impacted by the uneven pace of sales growth in a number of its non-core markets, by the lack of inflation in the grocery sector and by competitive activity in the Southeast, to which Harris Teeter responded with expanded promotional activities. Harris Teeter sales for stores in operation during both fiscal years increased by .6% in fiscal 2000 compared to .9% in fiscal 1999. Weak comparable sales growth in the first half of fiscal 2000 improved modestly in the second half; however, the Southeast market continued to be extremely competitive. Overall, chain-wide grocery sales in fiscal 2000 grew by 1% and accounted for 28% of the sales increase. Dairy, meat, produce and frozen products had sales increases ranging from 1% to 4% and accounted for 55% of the sales increase.

     Gross profit increased by 4.4% to $648.7 million in fiscal 2000 from $621.3 million in fiscal 1999 and gross margin on sales increased slightly to 27.8% in fiscal 2000 from 27.3% in fiscal 1999. Operating profit expanded by 6.7%, to $59.1 million in fiscal 2000 from $55.5 million in fiscal 1999. Operating margin on sales in fiscal 2000 improved to 2.54% as compared to 2.44% in fiscal 1999. Harris Teeter's operating profit had decreased in the third and fourth quarters of fiscal 1999 due to the reduced revenues and increased costs related to the sale of 11 western Virginia stores and the opening of eight of 10 stores it purchased from Kroger in the Winston-Salem and Greensboro, North Carolina markets. In fiscal 2000, operating profit at Harris Teeter was effected by additional promotional spending, increases in labor costs and higher than expected waste. Even though labor rates increased in fiscal 2000 due to the tight labor market in the Southeastern U.S., Harris Teeter was able to offset a portion of this by implementing engineered labor standards in more departments. In addition, the designation of model stores in each region was designed to help store management better understand and implement desired best operating practices and was intended to be a positive factor in the potential to improve overall profitability.

     At the end of fiscal 2000, 156 stores were in operation compared to 147 at the end of fiscal 1999. Nine new stores were opened during the year, including Harris Teeter's first two stores in the northern Virginia/Washington D.C. market, and none were closed. Total store square footage increased from 5.9 million at the end of fiscal 1999 to 6.3 million at the end of fiscal 2000.

  American & Efird, Inc.

     In the 52-week fiscal 2000, A&E's sales of $359.2 million fell by .5% from $361.1 million in 53-week fiscal 1999. Adjusting for the additional week in fiscal 1999, total sales in fiscal 2000 increased by approximately 1%. In fiscal 2000, the sales decline was primarily in industrial sewing thread, although consumer thread and notions sales, as well as export sales, also declined. Sales in the U.S. declined by 6.7% as the result of the continued shift of apparel production out of this country, slower retail sales, increased imports into the U.S. market and a competitive pricing environment. In A&E's foreign operations, however, sales increases were achieved in the majority of its international markets. Although sales in Europe remained weak, NAFTA continued to drive strong sales growth in Canada and Mexico. Sales expansion in A&E's non-apparel thread products and the launch of its new embroidery thread also contributed to sales growth.

     Gross profit decreased by 2.1% to $103.9 million in fiscal 2000 from $106.1 million in fiscal 1999, primarily due to competitive pricing pressures and the rising costs of labor, raw materials and energy. As a result, operating profit decreased by 2.3% to $47.5 million in fiscal 2000 compared to $48.6 million in fiscal 1999. Increased cost factors were partially offset during the year by improved productivity related to the consolidation of A&E's North Carolina dyeing and finishing facilities and U.S. service centers, as well as the continued improvement in many of its international operations.

     Sales by A&E foreign operations in fiscal 2000 increased by 14% over fiscal 1999. Foreign operations contributed approximately 34% of A&E's total sales and 18% of its operating profit in fiscal 2000. Foreign growth generates U.S. greige production volume and efficiencies in the company's U.S. manufacturing facilities, and accordingly, some portion of domestic profits are attributable to foreign sales. A&E invests in selected expanding markets worldwide on the basis of expected opportunities to achieve targeted returns on its investment. The United States-Caribbean Basin Trade Partnership Act, which took effect in October 2000, eliminated duty on all apparel made of U.S. fabrics from U.S. yarns coming out of the Caribbean Basin. While foreign sales and profits were still not material to the Company's consolidated results of operations, growth in international sales and operating profit were significant in fiscal 2000.

CAPITAL RESOURCES AND LIQUIDITY

     Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, Harris Teeter, Inc. and American & Efird, Inc., is engaged in the primary businesses of regional supermarket operations and industrial sewing thread manufacture and distribution, respectively. Ruddick has no material independent operations, nor material assets, other than the investments in its operating subsidiaries. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There exist no restrictions on such dividends, which are determined as a percentage of net income of each subsidiary.

     The Company strives to achieve a goal of earning at least a 15% return on beginning shareholders' equity. In fiscal 2001 the return on beginning equity was (0.2)%, after the effects of the aforementioned non-recurring charges and 10.1% before such charges, and in fiscal 2000 the return was 11.5%. At the same time, the Company seeks to limit long-term debt such that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of the end of fiscal 2001, this percentage was 25.7% compared to 32.1% at the end of fiscal 2000.

     The Company's principal source of liquidity has been cash generated from operating activities. As of fiscal year end September 30, 2001, the Company had cash balances of $34.9 million compared to $9.5 million at the end of the prior fiscal year. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks (subsequent to fiscal year end 2001, two of these lending banks have merged with no effect under the revolving credit agreements). The maximum amount outstanding under these credit facilities during fiscal 2001 was $97.8 million, and $0.9 million was outstanding at fiscal year end compared to $70.2 million at October 1, 2000. The increase in cash balances and the net reduction in borrowings under the Company's revolving credit facilities were generated primarily by reduced accounts receivable, by lower inventories, in part due to better inventory management and the divestiture of Harris Teeter stores, by cash proceeds from the store divestiture, and by reduced capital spending. Borrowings and repayments under the revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the credit agreements providing for maturity of the repayment obligations beyond one year, all borrowings under these facilities are classified as long-term debt. During the third quarter of fiscal 2001 the Company and its three lending banks agreed to modify their credit agreements to exclude the non-recurring charges addressed above from the determination of certain coverage ratios contained in the credit covenants. At the same time the Company and the three banks established a final maturity date of January 2, 2003 for the revolving credit facilities. In the normal course of business, management expects to extend and expand the Company's revolving lines of credit during fiscal 2002. In addition, the Company has a short-term, uncommitted bank line of credit for $10 million on which no borrowing was outstanding at fiscal year end. Further, the Company has the capacity to borrow up to an aggregate of approximately $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral, but has undertaken no borrowing from those policies.

     Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. The Company remains well within such covenants. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

     Working capital as of the fiscal years ended 2001, 2000 and 1999 was $112.3 million, $138.1 million and $124.1 million, respectively. The decrease of $25.8 million in fiscal 2001 was primarily the net result of decreases in accounts receivable and inventories, an increase in cash balances and an increase in accounts payable. The current ratio was 1.5 at September 30, 2001 and 1.6 at October 1, 2000.

     In fiscal 2001, capital expenditures were $87.7 million compared to $118.8 million in fiscal 2000. During fiscal 2001 capital expenditures by Harris Teeter were $68.5 million, or $30.4 million below the prior year. A&E's capital spending in fiscal 2001 was $19.2 million, which was slightly below fiscal 2000. In fiscal 2002, capital expenditures are expected to be not more than approximately $90 million, with A&E projecting to spend $8 million, Harris Teeter $74 million and Ruddick parent company $8 million. The Harris Teeter estimates include the fiscal year 2002 opening of 11 new stores. New store locations include eight in North Carolina, two in northern Virginia, and one in Tennessee. If A&E and Harris Teeter achieve these capital spending plans, depreciation and amortization costs should remain relatively flat between fiscal 2002 and 2001, due to the divestiture of Harris Teeter stores in July 2001. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

OTHER MATTERS

     During the fourth quarter of fiscal 2001, as prescribed, management adopted EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs and made the required reclassification to sales and cost of sales to properly reflect freight expense paid by the Company as a component of cost of sales. The Company has also reclassified comparative financial statements for prior periods to comply with EITF classification guidelines. The amounts previously netted with sales and not recorded as a component of cost of sales were approximately $8.4 million, $9.3 million and $9.5 million, respectively, for fiscal 2001, 2000 and 1999. Management estimates shipping and handling costs included in selling, general and administrative expenses to be approximately $5.9 million, $5.9 million and $6.8 million, respectively, for fiscal 2001, 2000 and 1999.

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

     Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following:

     - general economic conditions, including the impact of the events of September 11, 2001, are less favorable than expected,

     - the occurrence of adverse industry conditions, including a continued decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,

     - changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution or food retailing,

     - changes in the competitive environment, including increased competition in the Company's primary geographic markets, the entry of new competitors and consolidation in the supermarket industry,

     - economic or political changes in the countries in which the Company operates or adverse trade regulations,

     - the passage of future tax legislation, or any regulatory or judicial position which prevails, if any, that could have an adverse impact on past, current or future tax benefits,

     - management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements,

     - changes in the Company's capital expenditures, new store openings and store closings, and

     - the extent and speed of the successful execution of strategic initiatives designed to increase sales and profitability in each of the operating companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

     The Registrant's market risk sensitive instruments do not subject the Registrant to material market risk exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   14
Consolidated Balance Sheets, September 30, 2001 and October
  1, 2000...................................................   15
Statements of Consolidated Income and Retained Earnings for
  the fiscal years ended September 30, 2001, October 1, 2000
  and October 3, 1999.......................................   16
Statements of Consolidated Total Non-Owner Changes in Equity
  for the fiscal years ended September 30, 2001, October 1,
  2000 and October 3, 1999..................................   17
Statements of Consolidated Cash Flows for the fiscal years
  ended September 30, 2001, October 1, 2000 and October 3,
  1999......................................................   18
Notes to Consolidated Financial Statements..................   19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO RUDDICK CORPORATION:

     We have audited the accompanying consolidated balance sheets of Ruddick Corporation (a North Carolina corporation) and subsidiaries as of September 30, 2001 and October 1, 2000, and the related statements of consolidated income and retained earnings, consolidated total non-owner changes in equity and consolidated cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ruddick Corporation and subsidiaries as of September 30, 2001 and October 1, 2000, and the results of their operations and their cash flows for each of three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP

Charlotte, North Carolina
October 29, 2001

                          CONSOLIDATED BALANCE SHEETS
                      RUDDICK CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   OCTOBER 1,
                                                                  2001           2000
                                                              -------------   ----------
                                         ASSETS
Current Assets
  Cash and cash equivalents.................................   $   34,901     $    9,527
  Accounts receivable, less allowance for doubtful accounts:
     2001, $2,933; 2000, $3,166.............................       60,712         73,889
  Inventories...............................................      212,467        248,623
  Other current assets......................................       33,171         31,205
                                                               ----------     ----------
     Total current assets...................................      341,251        363,244
Property
  Land......................................................       18,669         18,990
  Buildings and improvements................................      167,134        170,982
  Machinery and equipment...................................      636,251        665,930
  Leasehold improvements....................................      206,793        222,312
                                                               ----------     ----------
     Total, at cost.........................................    1,028,847      1,078,214
  Accumulated depreciation and amortization.................      500,891        497,685
                                                               ----------     ----------
     Property, net..........................................      527,956        580,529
Investments and Other Assets
  Investments...............................................       10,989         15,651
  Other assets..............................................       59,792         61,594
                                                               ----------     ----------
     Total assets...........................................   $  939,988     $1,021,018
                                                               ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable.............................................   $    1,964     $      800
  Current portion of long-term debt.........................          676          2,944
  Dividends payable.........................................        3,336             --
  Accounts payable..........................................      136,113        129,356
  Federal and state income taxes............................        4,242         17,983
  Accrued compensation......................................       29,608         29,157
  Accrued interest..........................................        1,882          5,893
  Other accrued liabilities.................................       51,158         39,020
                                                               ----------     ----------
     Total current liabilities..............................      228,979        225,153
Non-Current Liabilities
  Long-term debt............................................      156,437        224,996
  Deferred income taxes.....................................       43,903         56,544
  Other liabilities.........................................       56,710         32,862
Minority Interest...........................................        8,606          8,458
Commitments and Contingencies...............................
Shareholders' Equity
  Common stock -- shares outstanding: 2001 -- 46,319,696;
     2000 -- 46,220,876.....................................       49,549         48,398
  Retained earnings.........................................      410,665        428,053
  Accumulated non-owner changes in equity...................      (14,861)        (3,446)
                                                               ----------     ----------
     Shareholders' equity...................................      445,353        473,005
                                                               ----------     ----------
     Total liabilities and shareholders' equity.............   $  939,988     $1,021,018
                                                               ==========     ==========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                      RUDDICK CORPORATION AND SUBSIDIARIES
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE FISCAL YEARS ENDED
                                                            ---------------------------------------
                                                            SEPTEMBER 30,   OCTOBER 1,   OCTOBER 3,
                                                                2001           2000         1999
                                                            -------------   ----------   ----------
Net sales.................................................   $2,743,290     $2,692,091   $2,634,289
                                                             ----------     ----------   ----------
Cost of sales.............................................    1,984,755      1,939,511    1,906,912
Selling, general and administrative expenses..............      661,408        645,956      623,322
Non-recurring exit costs..................................       43,690             --           --
                                                             ----------     ----------   ----------
Operating profit..........................................       53,437        106,624      104,055
                                                             ----------     ----------   ----------
Net interest expense......................................       13,946         15,487       14,686
Other expense, net........................................        8,478          6,744        7,980
                                                             ----------     ----------   ----------
Income before taxes.......................................       31,013         84,393       81,389
Taxes.....................................................       31,740         33,391       30,675
                                                             ----------     ----------   ----------
Net income (loss).........................................         (727)        51,002       50,714
Retained earnings at beginning of fiscal year.............      428,053        393,699      358,328
Common dividend -- 2001: $.36 a share; 2000: $.36 a share;
  1999: $.33 a share......................................       16,661         16,648       15,343
                                                             ----------     ----------   ----------
Retained earnings at end of fiscal year...................   $  410,665     $  428,053   $  393,699
                                                             ==========     ==========   ==========
Net income (loss) per share -- basic......................   $     (.02)    $     1.10   $     1.09
Net income (loss) per share -- diluted....................   $     (.02)    $     1.10   $     1.08
                                                             ==========     ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

          STATEMENTS OF CONSOLIDATED TOTAL NON-OWNER CHANGES IN EQUITY
                      RUDDICK CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE FISCAL YEARS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30,   OCTOBER 1,   OCTOBER 3,
                                                                  2001           2000         1999
                                                              -------------   ----------   ----------
Net income (loss)...........................................    $   (727)      $ 51,002     $ 50,714
Other non-owner changes in equity, net of tax:
  Foreign currency translation adjustment...................        (332)        (1,293)         136
  Minimum pension liability adjustment......................     (11,083)            --           --
                                                                --------       --------     --------
  Other non-owner changes in equity.........................     (11,415)        (1,293)         136
                                                                --------       --------     --------
          Total non-owner changes in equity.................    $(12,142)      $ 49,709     $ 50,850
                                                                ========       ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      RUDDICK CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE FISCAL YEARS ENDED
                                                             ---------------------------------------
                                                             SEPTEMBER 30,   OCTOBER 1,   OCTOBER 3,
                                                                 2001           2000         1999
                                                             -------------   ----------   ----------
Cash Flow from Operating Activities:
  Net income (loss)........................................    $    (727)    $  51,002    $  50,714
  Non-cash items included in net income
     Depreciation and amortization.........................       80,271        77,016       70,624
     Deferred taxes........................................      (10,035)       (2,520)       1,434
     Loss (gain) on sale of property.......................       34,733            92         (447)
     Other, net............................................       11,288        (4,094)      (3,479)
  Decrease (increase) in accounts receivable...............       13,165         5,298          121
  Decrease (increase) in inventories.......................       36,915       (20,845)     (12,290)
  Decrease (increase) in other current assets..............        2,850        12,076      (13,718)
  Increase (decrease) in current liabilities...............        4,213       (15,865)      (6,465)
                                                               ---------     ---------    ---------
  Net cash provided by operating activities................      172,673       102,160       86,494
                                                               ---------     ---------    ---------
Investing Activities:
  Capital expenditures.....................................      (87,721)     (118,755)     (96,937)
  Cash proceeds from sale of property......................       23,927         1,426        2,931
  COLI, net................................................        4,745        (5,320)      11,084
  Other, net...............................................       (1,770)        4,496        3,419
                                                               ---------     ---------    ---------
  Net cash used in investing activities....................      (60,819)     (118,153)     (79,503)
                                                               ---------     ---------    ---------
Financing Activities:
  Proceeds (repayments) of long-term revolver..............      (69,300)       29,400        4,800
  Proceeds from long-term borrowings.......................        2,138            --        3,037
  Payments of principal on long-term debt..................       (4,667)         (422)        (735)
  Dividends paid...........................................      (16,661)      (16,648)     (15,343)
  Other, net...............................................        2,010        (1,277)        (951)
                                                               ---------     ---------    ---------
  Net cash provided by (used in) financing activities......      (86,480)       11,053       (9,192)
                                                               ---------     ---------    ---------
Increase (decrease) in cash and cash equivalents...........       25,374        (4,940)      (2,201)
Cash and cash equivalents at beginning of year.............        9,527        14,467       16,668
                                                               ---------     ---------    ---------
Cash and cash equivalents at end of year...................    $  34,901     $   9,527    $  14,467
                                                               =========     =========    =========
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
  Interest.................................................    $  14,256     $  16,092    $  15,953
  Income taxes.............................................    $  51,599     $  30,679    $  26,439

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      RUDDICK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Ruddick Corporation and subsidiaries, including its wholly owned operating companies, Harris Teeter, Inc. and American & Efird, Inc., collectively referred to herein as the Company. All material intercompany amounts have been eliminated. To the extent that non-affiliated parties held minority equity investments in joint ventures of the Company, such investments are classified as minority interest.

     Fiscal Year -- The Company's fiscal year ends on the Sunday nearest to September 30. Fiscal years 2001 and 2000 include 52 weeks, while fiscal 1999 includes 53 weeks.

     Cash Equivalents -- For purposes of the statements of consolidated cash flows, the Company considers all highly liquid cash investments purchased with a maturity of three months or less to be cash equivalents.

     Inventories -- Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $23,515,000 and $21,798,000 less than the first-in, first-out (FIFO) cost method at September 30, 2001 and October 1, 2000, respectively. Foreign inventories and limited categories of domestic inventories, totaling $43,681,000 for fiscal 2001 and $44,684,000 for fiscal 2000, are valued on the weighted average and on the FIFO cost methods. At September 30, 2001 (October 1, 2000) the value of finished goods inventory was $193,688,000 ($223,357,000), work in progress was $4,246,000
($5,956,000) and raw materials and supplies were $14,533,000 ($19,310,000).

     Property and Depreciation -- Property is at cost and is depreciated, using principally the straight-line method, over the following useful lives:

Land improvements...........................................  10-40 years
Buildings...................................................  15-40 years
Machinery and equipment.....................................   3-15 years

     Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of 20 years or the lease term. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts; gains or losses on disposal are added to or deducted from income. Property categories include $41,019,000 and $36,863,000 undepreciated construction in progress at September 30, 2001 and October 1, 2000, respectively.

     Investments -- The Company holds a financial position in certain shopping centers in which Harris Teeter, Inc., is an anchor tenant. Additionally it makes loans to and equity investments in a number of emerging growth companies, primarily through investments in certain venture capital funds. Real estate is carried at the lower of cost or market. In management's opinion, the net aggregate carrying value of financial instruments of $3,807,000 and $6,914,000 held for investment approximated their aggregate fair values at September 30, 2001 and October 1, 2000, respectively.

     Other Assets -- Other assets included cash surrender value of Company owned life insurance (COLI), investment in unconsolidated foreign subsidiaries and various acquisition costs. The cash surrender value of life insurance is recorded net of policy loans. The net life insurance expense, including interest expense of $1,828,000 in 2001, $3,874,000 in 2000, and $9,005,000 in 1999 is
included in other expense in the statements of consolidated income and retained earnings. Acquisition costs allocated to other assets, including goodwill, are being amortized over 15 years.

     Fair Value Disclosures -- The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued

                      RUDDICK CORPORATION AND SUBSIDIARIES
liabilities approximate fair value because of their short maturities. The recorded amount of fixed rate obligations exceeds their fair value by approximately $12,000,000 based on borrowing rates currently available to the Company for loans with similar terms and maturities. The Company reviews the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life to the net carrying value of the asset. At September 30, 2001, the carrying value of the Company's long-lived assets and intangibles, including goodwill, was recoverable in all material respects.

     Derivative Instruments and Hedging -- The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, beginning in the first quarter of fiscal 2001. Accordingly, derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at their fair values. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting. During fiscal 2001 the adoption of this standard had no material impact on results of operations.

     Revenue Recognition -- The Company recognizes revenue from retail operations at the point of sale to its customers and from manufacturing operations at the point of shipment to its customers.

     Shipping and Handling Costs -- The Company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal 2001. Accordingly, freight expenses are accounted for as a component of the cost of sales. The freight amounts reflected in cost of sales, rather than previously netted with sales, were approximately $8,400,000, $9,300,000 and $9,500,000, respectively, in fiscal 2001, 2000 and
1999. Approximately $5,900,000, $5,900,000 and $6,800,000, respectively, of shipping and handling costs are included in selling, general and administrative expenses in fiscal 2001, 2000 and 1999.

     Advertising -- Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred. Net advertising expenses of $23,954,000, $22,680,000, and $22,696,000 were included in the Company's results of operations for fiscal 2001, 2000 and 1999, respectively.

     Foreign Currency -- Assets and liabilities of foreign operations are translated at the current exchange rates as of the end of the accounting period, and revenues and expenses are translated using average exchange rates. The resulting translation adjustments are accumulated as a component of non-owner changes in equity.

     Income Taxes -- Ruddick and its subsidiaries file a consolidated federal income tax return. Tax credits are recorded as a reduction of income taxes in the years in which they are generated. Deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Accordingly, income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

     Per Share Amounts -- Basic and diluted net income per share amounts are determined based on the weighted average number of shares of common stock and common stock equivalents (non-cumulative, voting $.56 convertible preference stock and stock options) outstanding. The weighted average basic shares outstanding were 46,276,278 in 2001, 46,274,479 in 2000, and 46,511,523 in 1999.
As the result of outstanding stock options the weighted average diluted shares outstanding were 46,276,278 in 2001, 46,349,694 in 2000, and 46,746,650 in 1999.
In 2001, the weighted average diluted shares outstanding were equal to the weighted average basic shares as the outstanding stock options had anti-dilution effects and were therefore disregarded

                      RUDDICK CORPORATION AND SUBSIDIARIES
in the determination of diluted shares outstanding. Common stock equivalents had no effect on per share earnings in fiscal year 2001 and 2000, and reduced earnings per share by $.01 in 1999.

     Stock Options -- As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost of stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital stock.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     Reclassifications -- To conform with classifications adopted in the current year, the financial statements for prior years reflect certain reclassifications, which have no effect on net income.

     New Accounting Standards -- As the Company entered into no business combinations during fiscal 2001, SFAS No. 141, "Business Combinations" had no current impact upon the Company and will be considered in evaluating future business combinations. This statement requires the purchase method of accounting for all business combinations initiated after June 30, 2001.

     The Company is not required to adopt SFAS No. 142, "Goodwill and Other Intangibles" until fiscal 2003. At September 30, 2001, the Company's goodwill balances were approximately $9,100,000. This statement will require the cessation of amortization of goodwill and an assessment of its impairment by applying a fair-value-based test at least annually.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" will be effective for financial statements issued in the Company's fiscal year 2003. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. Management has not completed an assessment of the impacts of this statement.

IMPAIRMENT AND EXIT COSTS

     In fiscal 2001, Harris Teeter, the Company's supermarket subsidiary, sold 26 stores in certain of its non-core markets -- 14 stores in Georgia (Atlanta and Athens) and 12 stores in South Carolina (Greenville, Spartanburg, Myrtle Beach, Litchfield and Columbia). A non-recurring pre-tax charge of $45,035,000 was recorded for exit costs. The charge was composed of $32,385,000 related to asset impairments of equipment, leasehold improvements and prepaid rent, $3,450,000 related to inventory adjustments (recorded in cost of sales) and $9,200,000 related to other exit costs. The other exit costs were composed of lease liability costs of $5,781,000, severance and other personnel costs of $1,802,000 and other costs of $1,617,000. Tax benefits of $17,665,000 resulted in an after-tax loss on disposition of $27,370,000. As of September 30, 2001, the remaining balance of the exit cost reserve was $6,532,000, primarily related to lease liabilities. Additionally, the Company's industrial sewing thread subsidiary, American & Efird, recorded a non-recurring charge of $2,105,000 (or $1,285,000 after income taxes) primarily for the impairment of a spinning facility which was closed in fiscal 2001.

                      RUDDICK CORPORATION AND SUBSIDIARIES

LEASES

     The Company leases certain equipment under agreements expiring during the next five years. Harris Teeter leases most of its stores under leases that expire during the next 22 years. It is expected that such leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 16 years. Rent expenses were as follows:

                                                             2001      2000      1999
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Operating Leases:
  Minimum.................................................  $73,816   $70,785   $65,791
  Contingent..............................................    1,456     1,278     1,218
                                                            -------   -------   -------
          Total...........................................  $75,272   $72,063   $67,009
                                                            =======   =======   =======

     Future minimum lease commitments at September 30, 2001 (excluding leases assigned or expected to be assigned -- see below) were as follows:

                                                              OPERATING
                                                                LEASES
                                                              ----------
                                                                 (IN
                                                              THOUSANDS)
2002........................................................   $ 64,175
2003........................................................     58,088
2004........................................................     55,446
2005........................................................     53,864
2006........................................................     52,048
Later years.................................................    441,452
                                                               --------
          Total minimum lease payments......................   $725,073
                                                               ========
          Total minimum sublease rentals to be received
           under noncancelable subleases....................   $ 21,329
                                                               ========

     In connection with the closing of certain store locations, Harris Teeter has assigned leases to other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of $107,993,000 over this period have been assumed by these merchants. Leases related to certain closed store locations have been subleased to other merchants. The future minimum lease payments related to these stores totaled $38,781,000 at September 30, 2001. In addition, Harris Teeter leases certain store locations which are not currently in use but are expected to be assigned to other merchants. These leases expire over the next 20 years and the future minimum lease payments related to these locations total $15,744,000 (approximating $1,067,000 per year for each of the next five years). The Company has provided reserves for the estimated net liability associated with stores subleased, or expected to be subleased, at rental amounts below the related minimum lease payments.

                      RUDDICK CORPORATION AND SUBSIDIARIES

LONG-TERM DEBT

     Long-term debt at September 30, 2001 and October 1, 2000 was as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
6.48% Senior Note due $7,143 annually March, 2005 through
  2011......................................................  $ 50,000   $ 50,000
7.72% Senior Note due April, 2017...........................    50,000     50,000
7.55% Senior Note due July, 2017............................    50,000     50,000
Revolving lines of credit, variable rate due January,
  2003......................................................       900     70,200
Industrial revenue bond, variable rate, due November,
  2000......................................................         0      2,500
Other obligations...........................................     6,213      5,240
                                                              --------   --------
          Total.............................................   157,113    227,940
          Less current portion..............................       676      2,944
                                                              --------   --------
          Total long-term debt..............................  $156,437   $224,996
                                                              ========   ========

     Long-term debt maturities in each of the next five fiscal years are as follows: 2002 -- $676,000; 2003 -- $1,671,000; 2004 -- $700,000;
2005 -- $7,862,000; 2006 -- $7,704,000.

     During 2001 and 2000 the maximum outstanding borrowing under the revolving line of credit was $97,800,000 and $99,900,000, respectively, and the average outstanding for the fiscal years was $45,646,000 and $62,663,000, respectively. The daily weighted average interest rate (a variable rate related to the current published CD rate) was 5.4% and 6.8% and a commitment fee of .15% of the unused line was charged during 2001 and 2000. As of September 30, 2001, the Company had available $99,100,000 of committed capacity under its revolving credit facility.

     In addition, the Company has a short-term, uncommitted bank line of credit for $10 million on which no borrowing was outstanding at year end. Further, the Company has the capacity to borrow up to an aggregate of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

     Various loan agreements provide, among other things, for maintenance of minimum levels of consolidated shareholders' equity or tangible net worth. At September 30, 2001, consolidated tangible net worth exceeded by $85,950,000 the balance which, under the most restrictive provisions, must be maintained through September 29, 2002. The requirement shall increase annually by 40% of consolidated net income for such year.

     Total interest expense on long-term debt was $14,221,000, $16,694,000 and $14,997,000 in 2001, 2000 and 1999, respectively.

CAPITAL STOCK

     The capital stock of the Company authorized at September 30, 2001 was 1,000,000 shares of Additional Preferred, 4,000,000 shares of Preference-noncumulative $.56 convertible, voting ($10 liquidation value), and 75,000,000 shares of no par value Common. No shares of Additional Preferred or Preference-noncumulative convertible were issued or outstanding at September 30, 2001.

                      RUDDICK CORPORATION AND SUBSIDIARIES

     Changes in shares issued and outstanding and in shareholders' equity accounts other than retained earnings are summarized as follows:

                                                                     COMMON
                                                              --------------------
                                                                SHARES     AMOUNT
                                                              ----------   -------
                                                              (IN THOUSANDS EXCEPT
                                                                 SHARE AMOUNTS)
Balance at September 27, 1998...............................  46,554,591   $54,686
                                                              ----------   -------
  Shares issued under exercised stock options...............     135,149     1,359
  Shares purchased and retired..............................    (238,500)   (4,233)
  Tax effect of disqualifying option stocks.................          --       282
  Other.....................................................          --        43
                                                              ----------   -------
Balance at October 3, 1999..................................  46,451,240   $52,137
                                                              ----------   -------
  Shares issued under exercised stock options...............      57,836       625
  Shares purchased and retired..............................    (288,200)   (4,408)
  Tax effect of disqualifying option stocks.................          --        44
  Other.....................................................          --        --
                                                              ----------   -------
Balance at October 1, 2000..................................  46,220,876   $48,398
                                                              ----------   -------
  Shares issued under exercised stock options...............      98,820     1,075
  Shares purchased and retired..............................          --        --
  Tax effect of disqualifying option stocks.................          --        76
  Other.....................................................          --        --
                                                              ----------   -------
Balance at September 30, 2001...............................  46,319,696   $49,549
                                                              ----------   -------

     One preferred share purchase right is attached to each outstanding share of common stock, which rights expire on November 16, 2010. Each right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Additional Preferred Stock at $60. The rights will become exercisable only under certain circumstances related to a person or group acquiring or offering to acquire a substantial portion of the Company's common stock. If certain additional events then occur, each right would entitle the rightholder to acquire common stock of the Company, or in some cases of an acquiring entity, having a value equal to twice the exercise price. Under certain circumstances the Board of Directors may extinguish the rights by exchanging one share of common stock or an equivalent security for each qualifying right or may redeem each right at a price of $.01. There are 600,000 shares of Series A Junior Participating Additional Preferred Stock reserved for issuance upon exercise of the rights.

STOCK OPTIONS

     At September 30, 2001, the Company has 1988, 1993, 1995, 1997 and 2000
stock option plans which authorized options for 4,300,000 shares of common stock. Under the plans, the Company may grant to officers and management personnel incentive stock options which become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and which expire seven years from grant date. Additionally under the 1995 plan, the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors. Further, under the 1997 and 2000 plans the Company may grant performance shares, stock awards, restricted stock and nonqualified stock options to employees and outside directors as well as incentive stock options to employees. Under each of the plans the exercise price of each option shall be no less than the market price of the Company's stock on the date of grant and an option's maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). Under the plans, as of September 30, 2001 the Company may grant additional options for the purchase of 1,410,100 shares.

                      RUDDICK CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans as of September 30, 2001, October 1, 2000 and October 3, 1999, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

                                           2001              2000              1999
                                      ---------------   ---------------   ---------------
                                      SHARES   PRICE    SHARES   PRICE    SHARES   PRICE
                                      ------   ------   ------   ------   ------   ------
Outstanding at beginning of year...   1,697    $16.64   1,488    $16.36   1,343    $14.85
Granted............................     368     11.52     408     17.27     387     19.85
Exercised..........................    (104)    11.11     (59)    10.95    (140)    10.36
Forfeited..........................    (164)    16.96    (140)    18.08    (102)    17.79
                                      -----    ------   -----    ------   -----    ------
Outstanding at end of year.........   1,797     15.88   1,697     16.64   1,488     16.36
                                      -----    ------   -----    ------   -----    ------
Options exercisable at year end....     853    $15.84     707    $14.74     519    $13.59
                                      -----    ------   -----    ------   -----    ------

     The following table summarizes options outstanding and options exercisable as of September 30, 2001, and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

                                           OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                     --------------------------------   --------------------
                                       SHARES      REMAINING              SHARES
OPTION PRICE PER SHARE               OUTSTANDING     LIFE      PRICE    EXERCISABLE   PRICE
----------------------               -----------   ---------   ------   -----------   ------
$ 9.72 to $13.38..................        717         3.9      $11.60       362       $11.63
 14.38 to  18.47..................        393         5.3       17.22       122        17.17
 19.31 to  20.28..................        687         3.7       19.57       369        19.53
------------------                   --------------------------------   --------------------
$ 9.72 to $20.28..................      1,797         4.1      $15.88       853       $15.84
------------------                   --------------------------------   --------------------

     The weighted average fair value at date of grant for options granted during fiscal 2001, 2000 and 1999 was $3.25, $4.71 and $5.12 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                         2001       2000       1999
                                                        -------    -------    -------
Expected life (years)...............................        4.9        4.8        4.8
Risk-free interest rate.............................       5.76%      6.06%      4.67%
Volatility..........................................      29.66%     28.18%     28.66%
Dividend yield......................................       2.20%      2.30%      2.10%

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted in fiscal 2001, 2000 or 1999. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company's pro forma net income and basic and diluted net income per share would have been as follows (in thousands, except per share data):

                                                              2001       2000       1999
                                                             -------    -------    -------
Net income (loss)  --   as reported......................    $  (727)   $51,002    $50,714
                   --   pro forma........................     (1,498)    50,098     49,727
Net income (loss) per share --
  Basic            --   as reported......................    $  (.02)   $  1.10    $  1.09
                   --   pro forma........................       (.03)      1.08       1.07
  Diluted          --   as reported......................    $  (.02)   $  1.10    $  1.08
                   --   pro forma........................       (.03)      1.08       1.06

                      RUDDICK CORPORATION AND SUBSIDIARIES

     The pro forma effect on net income for fiscal 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

INCOME TAXES

     The provision for income taxes consisted of the following:

                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
CURRENT
  Federal..............................................  $ 36,078   $ 30,469   $ 24,320
  State and other......................................     5,697      5,442      4,921
                                                         --------   --------   --------
                                                           41,775     35,911     29,241
                                                         --------   --------   --------
DEFERRED
  Federal..............................................    (6,410)    (2,804)     1,129
  State and other......................................    (3,625)       284        305
                                                         --------   --------   --------
                                                          (10,035)    (2,520)     1,434
                                                         --------   --------   --------
Provision for income taxes.............................  $ 31,740   $ 33,391   $ 30,675
                                                         ========   ========   ========

     Income from foreign operations before income taxes in fiscal 2001, 2000 and 1999 was $3,496,000, $6,835,000 and $5,809,000, respectively. Income taxes provided for income from foreign operations in fiscal 2001, 2000 and 1999 was $736,000, $1,376,000 and $1,249,000, respectively.

     In fiscal 2001, the Company recorded a non-recurring charge of $20.0 million reflecting the terms of settlement with the Internal Revenue Service ("IRS") for income tax exposure related to the disallowance of deductions for its corporate owned life insurance ("COLI") policy loan interest and administrative fees for all the years of the insurance program since its inception October 4, 1993. The settlement provided for the surrender of the related insurance policies, thereby eliminating any material future tax exposure.

     Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows:

                                                             2001      2000      1999
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Income tax on pre-tax income at the statutory federal rate
  of 35%..................................................  $10,854   $29,538   $28,486
Increase (decrease) attributable to:
  IRS settlement..........................................   20,000        --        --
  State and other income taxes, net of federal income tax
     benefit..............................................    1,612     4,080     4,331
  Employee Stock Ownership Plan (ESOP)....................   (1,202)   (1,313)   (1,610)
  COLI....................................................     (843)     (486)   (1,066)
  Other items, net........................................    1,319     1,572       534
                                                            -------   -------   -------
Income tax expense........................................  $31,740   $33,391   $30,675
                                                            =======   =======   =======

                      RUDDICK CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences giving rise to the Company's consolidated deferred tax liability at September 30, 2001 and October 1, 2000 are as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Assets:
  Employee benefits.........................................  $ 14,429   $  6,757
  Reserves not currently deductible.........................    14,396      9,473
  Other.....................................................    10,174      5,217
                                                              --------   --------
          Total deferred tax assets.........................  $ 38,999   $ 21,447
                                                              ========   ========
Deferred Tax Liabilities:
  Property, plant and equipment.............................  $(55,999)  $(60,765)
  Other capitalized costs...................................    (3,188)    (4,786)
  Undistributed profit on foreign subsidiaries..............    (3,421)    (1,442)
  Other.....................................................    (8,931)    (4,260)
                                                              --------   --------
          Total deferred tax liabilities....................  $(71,539)  $(71,253)
                                                              ========   ========

     Undistributed earnings of the Company's foreign subsidiaries amount to approximately $24,149,000 at September 30, 2001. $14,813,000 of those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal and state taxes, net of foreign credits, of approximately $5,185,000 and withholding taxes payable to the various foreign countries.

INDUSTRY SEGMENT INFORMATION

     The Company operates primarily in two businesses: industrial thread (textile primarily) -- American & Efird, and retail grocery (including the real estate and store development activities of the Company) -- Harris Teeter. American & Efird manufactures sewing thread for the apparel and other markets. Harris Teeter operates a regional chain of supermarkets. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

     Summarized information for fiscal 2001, 2000 and 1999 is as follows (in millions):

                                              INDUSTRIAL    RETAIL
                                                THREAD     GROCERY    CORPORATE(1)   CONSOLIDATED
                                              ----------   --------   ------------   ------------
2001
Net Sales...................................    $326.5     $2,416.8                    $2,743.3
Gross Profit................................      82.6        675.9                       758.5
Operating Profit............................      21.6         31.8                        53.4
Assets Employed at Year End.................    $280.5     $  602.1      $57.4         $  940.0
Depreciation and Amortization...............      19.7         59.3        1.3             80.3
Capital Expenditures........................      19.2         68.5         --             87.7

2000
Net Sales...................................    $359.2     $2,332.9                    $2,692.1
Gross Profit................................     103.9        648.7                       752.6
Operating Profit............................      47.5         59.1                       106.6
Assets Employed at Year End.................    $288.1     $  665.5      $67.4         $1,021.0
Depreciation and Amortization...............      18.6         57.0        1.4             77.0
Capital Expenditures........................      19.8         99.0         --            118.8

                      RUDDICK CORPORATION AND SUBSIDIARIES

                                              INDUSTRIAL    RETAIL
                                                THREAD     GROCERY    CORPORATE(1)   CONSOLIDATED
                                              ----------   --------   ------------   ------------
1999
Net Sales...................................    $361.1     $2,273.2                    $2,634.3
Gross Profit................................     106.1        621.3                       727.4
Operating Profit............................      48.6         55.5                       104.1
Assets Employed at Year End.................    $284.4     $  614.3      $71.4         $  970.1
Depreciation and Amortization...............      17.3         52.2        1.1             70.6
Capital Expenditures........................      15.6         77.5        3.8             96.9

---------------

(1) Corporate Assets Employed include investment assets and net cash surrender value of Company-owned life insurance.

     Geographic information as required by SFAS No. 131 is as follows: Net revenues received from domestic United States customers was $2,611,468,000 in fiscal 2001 ($2,570,924,000 in 2000 and $2,528,286,000 in 1999), and net
revenues received from customers in foreign countries was $131,822,000 for 2001 ($121,167,000 in 2000 and $106,003,000 in 1999). Net long-lived assets located in the domestic United States were $502,680,000 in 2001 ($560,693,000 in 2000 and $524,163,000 in 1999), and net long-lived assets located in foreign countries were $30,592,000 in 2001 ($24,692,000 in 2000 and $20,605,000 in
1999).

COMMITMENTS AND CONTINGENCIES

     Substantially all domestic full-time employees of the Company and its subsidiaries participate in non-contributory defined benefit pension plans. Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. The Company also has an unfunded, non-qualified supplemental executive retirement plan for certain officers. Employee retirement benefits under the various plans are a function of both the years of service and compensation for a specified period of time before retirement. The Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements.

                      RUDDICK CORPORATION AND SUBSIDIARIES

     The following table sets forth the change in benefit obligation and plan assets, as well as the defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheets at September 30, 2001 and October 1, 2000 for the pension plans and the supplemental retirement plans:

                                                   PENSION PLAN        SUPPLEMENTAL PLAN
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
                                                             (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at the beginning of
     year.....................................  $130,973   $125,309   $ 15,142   $ 14,944
  Service cost................................     6,303      5,775        259        164
  Interest cost...............................    11,384      9,631      1,315      1,101
  Actuarial loss (gain).......................    13,078     (3,658)     3,237       (218)
  Benefits paid...............................    (8,113)    (6,084)      (909)      (849)
                                                --------   --------   --------   --------
          Pension benefit obligation at end of
            year..............................   153,625    130,973     19,044     15,142
                                                --------   --------   --------   --------
Change in plan assets:
  Fair value of assets at the beginning of
     year.....................................   117,138    106,559         --         --
  Actual return on plan assets................    (7,725)     9,139         --         --
  Employer contribution.......................    10,685      7,524        909        849
  Benefits paid...............................    (8,113)    (6,084)      (909)      (849)
                                                --------   --------   --------   --------
          Fair value of assets at end of
            year..............................   111,985    117,138         --         --
                                                --------   --------   --------   --------
  Funded status...............................   (41,640)   (13,835)   (19,044)   (15,142)
  Unrecognized net actuarial loss.............    42,249     10,371      4,433      2,112
  Unrecognized prior service cost.............     1,866      1,254      2,534      2,668
  Unrecognized transition asset...............        --       (359)        --         --
                                                --------   --------   --------   --------
          Accrued benefit cost................  $  2,475   $ (2,569)  $(12,077)  $(10,362)
                                                --------   --------   --------   --------
Amounts recognized in the statement of
  financial position consist of:
  Accrued benefit liability...................  $(17,705)  $ (2,569)  $(14,338)  $(13,016)
  Intangible pension asset....................     1,866         --      2,261      2,654
  Accumulated other changes in non-owner
     equity...................................    18,314         --         --         --

     The pension plans' assets consist primarily of U.S. government securities, corporate bonds, cash equivalents and domestic equities, managed primarily by two banks. The pension plan contribution payable at September 30, 2001 and October 1, 2000, required to be paid by the due date of the federal income tax return, was zero and $1,989,000, respectively.

     In 2001 (2000), for the pension plan, a 7.3% (7.7%) weighted average discount rate and 3.5% -- 4.0% (4.5%) rate of increase in future payroll costs were used in determining the actuarial present value of the projected benefit obligations. The expected long-term rate of return on assets was 8.75% for both 2001 and 2000.

     For the supplemental plan, a 7.3% and 7.7% weighted average discount rate was used for 2001 and 2000, respectively. A 6.0% rate of increase in future payroll costs was used in both 2001 and 2000 in determining the actuarial present value of the projected benefit obligations.

                      RUDDICK CORPORATION AND SUBSIDIARIES

     Net periodic pension expense for defined benefit plans for fiscal 2001, 2000 and 1999 included the following components:

                                                                  PENSION PLAN
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Service cost...........................................  $  5,578   $  5,775   $  6,446
Interest cost..........................................    10,722      9,631      9,013
Expected return on plan assets.........................   (10,620)    (9,572)    (8,750)
Amortization of transition asset.......................      (358)      (394)      (394)
Amortization of prior service cost.....................       319        403        403
Recognized net actuarial loss..........................        --         --      1,024
                                                         --------   --------   --------
Net periodic benefit cost..............................  $  5,641   $  5,843   $  7,742
                                                         ========   ========   ========

                                                               SUPPLEMENTAL PLAN
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Service cost...........................................  $    259   $    164   $    170
Interest cost..........................................     1,995      1,101      1,049
Amortization of prior service cost.....................       134        133        133
Recognized net actuarial loss..........................       237        117         20
                                                         --------   --------   --------
Net periodic benefit cost..............................  $  2,625   $  1,515   $  1,372
                                                         ========   ========   ========

     The Company also has an ESOP for eligible employees. Under the ESOP the Company provides discretionary cash contributions, as determined by the Board of Directors, to a trust for the purpose of purchasing shares of the Company's common stock. At September 30, 2001, approximately 20% of the Company's common shares were owned by employees as participants in the ESOP. Expenses under the ESOP, as well as profit-sharing and certain other plans, were as follows:

                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
ESOP...................................................  $  4,626   $  6,769   $  7,540
Profit-sharing and other...............................     1,464      4,558      3,637

     On January 17, 2001, a complaint was filed against Harris Teeter, Inc. and Ruddick Corporation in the U.S. District Court for the Northern District of Georgia alleging violations of certain civil rights laws and race-based discriminatory treatment of employees and retaliation. In the complaint, the plaintiffs sought class representative status as well as various forms of relief. On July 30, 2001, the Court entered an order denying plaintiffs' request for class discovery. Subsequently, the named plaintiffs agreed to a settlement of all claims with Ruddick and Harris Teeter, and documentation of that settlement is in process. By order of the Court dated October 18, 2001 the lawsuit was dismissed, without prejudice to the right of either party to reopen the action if the settlement is not consummated. The terms of the settlement will not be material to the financial or operating condition of Ruddick or Harris Teeter. Both Ruddick and Harris Teeter remain committed to full compliance with all applicable civil rights laws. Consistent with this commitment, both Ruddick and Harris Teeter have firm and long-standing policies in place prohibiting discrimination, harassment and retaliation.

     The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

     See "Leases" for additional commitments and contingencies.

                      RUDDICK CORPORATION AND SUBSIDIARIES

QUARTERLY INFORMATION (UNAUDITED)

     The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated. The Company's stock is listed and traded on the New York Stock Exchange.

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
2001 Operating Results(1)
Net Sales.........................................  $ 717.4   $ 694.0   $ 704.3   $ 627.6
Gross Profit......................................    193.9     192.6     194.2     177.8
Net Income (Loss).................................     11.2      (7.3)    (16.8)     12.2
Net Income (Loss) Per Share.......................      .24      (.16)     (.36)      .26
Dividend Per Share................................      .09       .09       .09       .09
Market Price Per Share
  High............................................   14.125    14.200    17.200    17.030
  Low.............................................   10.813     9.813    12.000    13.820

2000 Operating Results
Net Sales.........................................  $ 667.8   $ 664.5   $ 685.3   $ 674.5
Gross Profit......................................    188.3     188.1     187.8     188.4
Net Income........................................     13.3      13.4      12.3      12.0
Net Income Per Share..............................      .29       .29       .27       .26
Dividend Per Share................................      .09       .09       .09       .09
Market Price Per Share
  High............................................   18.250    15.938    14.688    13.875
  Low.............................................   15.125    10.500    10.250    10.625

---------------

(1) Net of the effects of non-recurring charges for a tax settlement of $20.0 million with the Internal Revenue Service in the second fiscal quarter and impairment and exit costs totaling $47.1 million (or $28.7 million after tax benefits) in the third fiscal quarter, as more fully described in the notes "Income Taxes" and "Impairment and Exit Costs."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to executive officers is set forth above in Item 4A. The other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors -- Directors' Fees and Attendance" and "Executive Compensation" in the Registrant's 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Election of Directors -- Beneficial Ownership of Company Stock" in the Registrant's 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1) Financial Statements:

                                                              PAGE
                                                              ----
            Report of Independent Public Accountants........   14
            Consolidated Balance Sheets, September 30,
            2001 and October 1, 2000........................   15
            Statements of Consolidated Income and
            Retained Earnings for the fiscal years ended
            September 30, 2001, October 1, 2000 and
            October 3, 1999.................................   16
            Statements of Consolidated Total Non-Owner
            Changes in Equity for the fiscal years ended
            September 30, 2001, October 1, 2000 and
            October 3, 1999.................................   17
            Statements of Consolidated Cash Flows for the
            fiscal years ended September 30, 2001,
            October 1, 2000 and October 3, 1999.............   18
            Notes to Consolidated Financial Statements......   19
        (2) Financial Statement Schedules: The following
            report and financial statement schedules are
            filed herewith:
            Schedule I -- Report of Independent Public
            Accountants.....................................  S-1
            Schedule II -- Valuation and Qualifying
            Accounts and Reserves...........................  S-2

            All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

        (3) Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
  3.1*    Restated Articles of Incorporation of the Company, dated
          December 14, 2000, incorporated herein by reference to
          Exhibit 3.1 of the registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File
          No. 1-6905).
  3.2*    Amended and Restated Bylaws of the Company, incorporated
          herein by reference to Exhibit 3.2 of the registrant's
          Annual Report on Form 10-K for the fiscal year ended
          September 27, 1998 (Commission File No. 1-6905).
  4.1*    Revolving Credit Agreements for an aggregate of
          $100,000,000, entered into as of February 15, 1995, by and between the Company and each of First Union National Bank of
          North Carolina, Bank of America National Association
          (formerly NationsBank, National Association (Carolinas)) and
          Wachovia Bank of North Carolina, N.A., incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3 of the
          registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 (Commission File No. 1-6905).
  4.2*    $50,000,000 6.48% Series A Senior Notes due March 1, 2011
          and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and The Prudential Insurance
          Company of America, incorporated herein by reference to
          Exhibit 4.1 of the registrant's Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 1996
          (Commission File No. 1-6905).
  4.3*    $50,000,000 7.55% Senior Series B Notes due July 15, 2017
          and $50,000,000 7.72% Series B Senior Notes due April 15,
          2017 under the Note Purchase and Private Shelf Agreement
          dated April 15, 1997 between Ruddick Corporation and The
          Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the registrant's Annual
          Report on Form 10-K for the fiscal year period ended
          September 28, 1997 (Commission File No. 1-6905).
          The Company has certain other long-term debt, but has not
          filed the instruments evidencing such debt as part of
          Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated
          assets of the Company. The Company agrees to furnish a copy of each such agreement to the Commission upon request.
  10.1*   Description of Incentive Compensation Plans, incorporated
          herein by reference to Exhibit 10.1 of the registrant's
          Annual Report on Form 10-K for the fiscal year ended
          September 29, 1996 (Commission No. 1-6905).**
  10.2*   Supplemental Executive Retirement Plan of Ruddick
          Corporation, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990
          (Commission File No. 1-6905).**
  10.3*   Resolutions adopted by the Board of Directors of the Company and the Plan's Administrative Committee with respect to
          benefits payable under the Company's Supplemental Executive
          Retirement Plan to Alan T. Dickson and R. Stuart Dickson,
          incorporated herein by reference to Exhibit 10.3 of the
          registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**
  10.4*   Deferred Compensation Plan for Key Employees of Ruddick
          Corporation and subsidiaries, as amended and restated,
          incorporated herein by reference to Exhibit 10.5 of the
          registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**
  10.5*   1988 Incentive Stock Option Plan, incorporated herein by
          reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994
          (Commission File No. 1-6905).**

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
  10.6*   1993 Incentive Stock Option and Stock Appreciation Rights
          Plan, incorporated herein by reference to Exhibit 10.7 of
          the registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**
  10.7*   Description of the Ruddick Corporation Long Term Key
          Management Incentive Program, incorporated herein by
          reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991
          (Commission File No. 1-6905).**
  10.8*   Ruddick Corporation Irrevocable Trust for the Benefit of
          Participants in the Long Term Key Management Incentive
          Program, incorporated herein by reference to Exhibit 10.9 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No.
          1-6905).**
  10.9*   Rights Agreement dated November 16, 2000 by and between the
          Company and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the registrant's Annual
          Report on Form 10-K for the fiscal year ended October 1,
          2000 (Commission File No. 1-6905).
 10.10*   Ruddick Corporation Senior Officers Insurance Program Plan
          Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the registrant's Annual
          Report on Form 10-K for the fiscal year ended September 27,
          1992 (Commission File No. 1-6905).**
 10.11*   Ruddick Corporation Nonstatutory Stock Option Agreement
          Between the Company and Edwin B. Borden, Jr., incorporated herein by reference to Exhibit 10.2 of the registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          December 29, 1996 (Commission File No. 1-6905).**
 10.12*   Ruddick Corporation Nonstatutory Stock Option Agreement
          Between the Company and Beverly F. Dolan, incorporated
          herein by reference to Exhibit 10.3 of the registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          December 29, 1996 (Commission File No. 1-6905).**
 10.13*   Ruddick Corporation Nonstatutory Stock Option Agreement
          Between the Company and Roddey Dowd, Sr., incorporated
          herein by reference to Exhibit 10.4 of the registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          December 29, 1996 (Commission File No. 1-6905).**
 10.14*   Ruddick Corporation Nonstatutory Stock Option Agreement
          Between the Company and James E.S. Hynes, incorporated
          herein by reference to Exhibit 10.5 of the registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          December 29, 1996 (Commission File No. 1-6905).**
 10.15*   Ruddick Corporation Nonstatutory Stock Option Agreement
          Between the Company and Hugh L. McColl, Jr., incorporated
          herein by reference to Exhibit 10.6 of the registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          December 29, 1996 (Commission File No. 1-6905).**
 10.16*   Ruddick Corporation 1995 Comprehensive Stock Option Plan,
          incorporated herein by reference to Exhibit 10.1 of the
          registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**
 10.17*   Ruddick Corporation 1997 Comprehensive Stock Option and
          Award Plan, incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the
          quarterly period ended December 28, 1997 (Commission File
          No. 1-6905).**
 10.18*   Ruddick Corporation Director Deferred Plan, incorporated
          herein by reference to Exhibit 10.2 of the registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          March 29, 1998 (Commission File No. 1-6905).**

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
 10.19*   Ruddick Corporation Senior Officers Insurance Program,
          incorporated herein by reference to Exhibit 10.3 of the
          registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**
 10.20*   Ruddick Corporation 2000 Comprehensive Stock Option and
          Award Plan, incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the
          quarterly period ended April 1, 2001 (Commission File No
          1-6905).**
    11+   Statement Regarding the Computation of Per Share Earnings
    21+   List of Subsidiaries of the Company.
    23+   Consent of Independent Public Accountants.

---------------

 *  Incorporated by reference.
** Indicates management contract or compensatory plan required to be filed as an Exhibit.
 +  Indicates exhibits filed herewith and follow the signature pages.

    (b) Reports on Form 8-K.

        The following report on Form 8-K was filed by the Company during the quarter ended September 30, 2001.

        Current Report on Form 8-K dated July 25, 2001 and filed July 26, 2001; Items 5 and 7.

    (c) Exhibits
        See (a)(3) above.

    (d) Financial Statement Schedules
        See (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RUDDICK CORPORATION
                                          (Registrant)

Dated: December 14, 2001                  By:     /s/ THOMAS W. DICKSON
                                            ------------------------------------
                                                Thomas W. Dickson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----

                /s/ THOMAS W. DICKSON                  President and Director        December 14, 2001
-----------------------------------------------------  (Principal Executive
                  Thomas W. Dickson                    Officer)

                /s/ JOHN B. WOODLIEF                   Vice President -- Finance     December 14, 2001
-----------------------------------------------------  (Principal Financial
                  John B. Woodlief                     Officer)

              /s/ DOUGLAS A. STEPHENSON                Vice President and Treasurer  December 14, 2001
-----------------------------------------------------  (Principal Accounting
                Douglas A. Stephenson                  Officer)

                  /s/ JOHN R. BELK                     Director                      December 14, 2001
-----------------------------------------------------
                    John R. Belk

              /s/ EDWIN B. BORDEN, JR.                 Director                      December 14, 2001
-----------------------------------------------------
                Edwin B. Borden, Jr.

                /s/ JOHN W. COPELAND                   Director                      December 14, 2001
-----------------------------------------------------
                  John W. Copeland

                 /s/ ALAN T. DICKSON                   Chairman of the Board and     December 14, 2001
-----------------------------------------------------  Director
                   Alan T. Dickson

                /s/ R. STUART DICKSON                  Chairman of the Executive     December 14, 2001
-----------------------------------------------------  Committee and Director
                  R. Stuart Dickson

                /s/ RODDEY DOWD, SR.                   Director                      December 14, 2001
-----------------------------------------------------
                  Roddey Dowd, Sr.

                /s/ JAMES E. S. HYNES                  Director                      December 14, 2001
-----------------------------------------------------
                  James E. S. Hynes

                                                       Director
-----------------------------------------------------
                 Hugh L. McColl, Jr.

                 /s/ ANNA S. NELSON                    Director                      December 14, 2001
-----------------------------------------------------
                   Anna S. Nelson

                                                       Director
-----------------------------------------------------
                   Harold C. Stowe

                                                       Director
-----------------------------------------------------
                   Isaiah Tidwell

                                                                      SCHEDULE I

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated October 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Charlotte, North Carolina
October 29, 2001

                                                                     SCHEDULE II

                      RUDDICK CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           FOR THE FISCAL YEARS ENDED
            OCTOBER 3, 1999, OCTOBER 1, 2000 AND SEPTEMBER 30, 2001

                      COLUMN A                           COLUMN B       COLUMN C     COLUMN D    COLUMN E
                      --------                           --------       --------     --------    --------
                                                                       ADDITIONS
                                                         BALANCE       CHARGED TO                 BALANCE
                                                       AT BEGINNING    COSTS AND                  AT END
                    DESCRIPTION                       OF FISCAL YEAR    EXPENSES    DEDUCTIONS   OF PERIOD
                    -----------                       --------------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
Fiscal Year Ended October 3, 1999:
  Reserves deducted from assets to which they
     apply --
     Allowance For Doubtful Accounts................      $2,046         $1,920       $  733*     $3,233
                                                          ======         ======       ======      ======
Fiscal Year Ended October 1, 2000:
  Reserves deducted from assets to which they
     apply --
     Allowance For Doubtful Accounts................      $3,233         $  688       $  755*     $3,166
                                                          ======         ======       ======      ======
Fiscal Year Ended September 30, 2001:
  Reserves deducted from assets to which they
     apply --
     Allowance For Doubtful Accounts................      $3,166         $  692       $  925*     $2,933
                                                          ======         ======       ======      ======
  Reserves For Exit Costs...........................      $   --         $9,200       $2,668      $6,532
                                                          ======         ======       ======      ======

---------------

* Represents accounts receivable balances written off as uncollectible, less recoveries.