Form 10-Q
period 2001-12-30
RUDDICK CORP
filed 2002-02-12
CIK 85704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 30, 2001
                                                 -----------------

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______________to_____________ Commission file number 1-6905
                                         ------

                               RUDDICK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                               56-0905940
--------------------------------------------       ----------------------------
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

     301 S. Tryon Street, Suite 1800
       Charlotte, North Carolina                              28202
--------------------------------------------       ----------------------------
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

                        Yes   [ X ]    No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding Shares
              Class                                  as of February 7, 2002
---------------------------------                    ----------------------
           Common Stock                                 46,384,199 shares

                               RUDDICK CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

   ITEM 1.        FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED BALANCE SHEETS -
                  DECEMBER 30, 2001 AND SEPTEMBER 30, 2001                  2

                  CONSOLIDATED CONDENSED STATEMENTS OF
                  INCOME - THREE MONTHS ENDED DECEMBER 30,
                  2001 AND DECEMBER 31, 2000                                3

                  CONSOLIDATED CONDENSED STATEMENTS OF
                  TOTAL NON-OWNER CHANGES IN EQUITY -
                  THREE MONTHS ENDED DECEMBER 30, 2001
                  AND DECEMBER 31, 2000                                     4

                  CONSOLIDATED CONDENSED STATEMENTS OF
                  CASH FLOWS - THREE MONTHS ENDED DECEMBER 30,
                  2001 AND DECEMBER 31, 2000                                5

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                  STATEMENTS                                              6-7

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                             8-13

   ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                        13

PART II.          OTHER INFORMATION

   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                         14

SIGNATURES                                                                 14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
            (IN THOUSANDS)

                                                  DECEMBER 30,     SEPTEMBER 30,
                                                     2001              2001
                                                  (UNAUDITED)       (UNAUDITED)
                                                  ------------     -------------
                    ASSETS

CURRENT ASSETS:
  Cash and Temporary Cash Investments              $  38,805         $  34,901
  Accounts Receivable, Net                            65,454            60,712
  Inventories                                        220,925           212,467
  Other                                               43,048            33,171
                                                   ---------         ---------
    Total Current Assets                             368,232           341,251

PROPERTY, NET                                        510,280           527,956

INVESTMENTS AND OTHER ASSETS                          70,308            70,781
                                                   ---------         ---------
        TOTAL                                      $ 948,820         $ 939,988
                                                   =========         =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                    $   2,930         $   1,964
  Current Portion of Long-Term Debt                      685               676
  Accounts Payable                                   137,445           139,449
  Income Taxes Payable                                10,609             4,242
  Other Accrued Liabilities                           79,357            82,648
                                                   ---------         ---------
    Total Current Liabilities                        231,026           228,979

LONG-TERM DEBT                                       156,246           156,437

DEFERRED LIABILITIES                                 101,420           100,613

MINORITY INTEREST                                      7,943             8,606

SHAREHOLDERS' EQUITY:
  Capital Stock - Common                              50,206            49,549
  Retained Earnings                                  417,017           410,665
  Accumulated Non-Owner Changes in Equity            (15,038)          (14,861)
                                                   ---------         ---------
      Shareholders' Equity                           452,185           445,353
                                                   ---------         ---------

        Total                                      $ 948,820         $ 939,988
                                                   =========         =========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    THREE MONTHS ENDED
                                               -----------------------------
                                               DECEMBER 30,     DECEMBER 31,
                                                  2001             2000
                                               (UNAUDITED)      (UNAUDITED)
                                               ------------     ------------
NET SALES
  American & Efird                             $    65,685      $    84,480
  Harris Teeter                                    587,490          632,936
                                               -----------      -----------
    Total                                          653,175          717,416
                                               -----------      -----------

GROSS PROFIT
  American & Efird                                  14,466           22,832
  Harris Teeter                                    166,534          171,046
                                                 ---------        ---------
    Total                                          181,000          193,878
                                                 ---------        ---------

OPERATING PROFIT
  American & Efird                                     640            8,224
  Harris Teeter                                     20,601           16,431
                                               -----------      -----------
    Total                                           21,241           24,655
                                               -----------      -----------

OTHER COSTS AND DEDUCTIONS
  Interest expense, net                              2,803            4,086
  Other expense, net                                 1,453            1,521
  Minority interest                                     72              418
                                               -----------      -----------
    Total                                            4,328            6,025
                                               -----------      -----------

Income before income taxes                          16,913           18,630
Income taxes                                         6,386            7,441
                                               -----------      -----------
Net income                                     $    10,527      $    11,189
                                               ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING:
    Basic                                       46,351,969       46,241,930
    Diluted                                     46,527,769       46,284,944

NET INCOME PER SHARE -
  BASIC                                        $       .23      $       .24
  DILUTED                                      $       .23      $       .24

DIVIDENDS DECLARED PER SHARE - Common          $       .09      $       .09

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                   -----------------------------
                                                   DECEMBER 30,     DECEMBER 31,
                                                      2001             2000
                                                   (UNAUDITED)      (UNAUDITED)
                                                   ------------     ------------

Net Income                                          $ 10,527         $ 11,189

Other Non-Owner Changes in Equity, Net of Tax:
   Foreign currency translation adjustment              (177)             151

                                                    --------         --------
Total Non-Owner Changes in Equity                   $ 10,350         $ 11,340
                                                    ========         ========

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                     DECEMBER 30,   DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
                                                      (UNAUDITED)    (UNAUDITED)
                                                     ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                          $   10,527     $   11,189
  Non-Cash Items Included in Net Income
    Depreciation and Amortization                         18,510         20,452
    Other, Net                                              (358)           455
  Decrease (Increase) in Current Assets                  (13,501)       (25,829)
  Increase (Decrease) in Current Liabilities               1,073         11,762
                                                      ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 16,251         18,029
                                                      ----------     ----------

INVESTING ACTIVITIES
  Capital Expenditures                                   (13,162)       (29,154)
  Cash Proceeds from Sale of Property                     12,410          2,736
  Company Owned Life Insurance, Net                         (819)        (2,744)
  Other, Net                                              (8,042)         2,533
                                                      ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                     (9,613)       (26,629)
                                                      ----------     ----------

FINANCING ACTIVITIES
  Proceeds of Long-Term Revolver                              --         14,100
  Proceeds of Long-Term Borrowings                           899             --
  Payment of Principal on Long-Term Debt                     (71)        (4,478)
  Dividends                                               (4,173)        (4,163)
  Other, Net                                                 611            495
                                                      ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (2,734)         5,954
                                                      ----------     ----------

INCREASE (DECREASE) IN BALANCE SHEET CASH                  3,904         (2,646)
BALANCE SHEET CASH AT BEGINNING OF PERIOD                 34,901          9,527
                                                      ----------     ----------
BALANCE SHEET CASH AT END OF PERIOD                   $   38,805     $    6,881
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash Paid During the Period for:
      Interest                                        $    2,815     $    4,151
      Income Taxes                                    $    2,903     $   16,376

                               RUDDICK CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented.

SHIPPING AND HANDLING COSTS - In accordance with Emerging Issues Task Force
(EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight expenses are accounted for as a component of the cost of sales. In addition, approximately $1,492,000 and $1,784,000 of shipping and handling costs are included in selling, general and administrative expenses in the first fiscal quarter of 2002 and 2001, respectively.

IMPAIRMENT AND EXIT COSTS - In fiscal year 2001, the Company's supermarket subsidiary sold 26 stores in certain of its non-core markets and recorded a non-recurring charge of $45,035,000 for exit costs. As of September 30, 2001, the remaining balance of the exit cost reserve was $6,532,000, primarily related to lease liabilities. During the fiscal quarter ended December 30, 2001, charges against the reserve for costs paid totaled $128,000, leaving a reserve balance of $6,404,000 at quarter end.

LEASE RELATED OBLIGATIONS - The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $34,054,000 at December 30, 2001. The arrangement, commonly referred to as a synthetic lease, receives accounting treatment as an operating lease under generally accepted accounting principles resulting in the recording of rent expense. The total rent expense for these properties was $215,000 in the fiscal quarter ended December 30, 2001. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated to be approximately $34,200,000. The Company guarantees repayment of approximately $30,200,000 if it elects the sale option.

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

NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (SFAS)

SFAS No. 142, "Goodwill and Other Intangibles" will be effective for the Company's fiscal year ending in 2003. This statement will require the cessation of amortization of goodwill and an assessment of its impairment by applying a fair-value-based test at least annually. At December 30, 2001, the Company's goodwill balances were $9,094,000. In the quarter ended December 30, 2001, amortization of goodwill was $222,000.

SFAS No. 143, "Accounting for Asset Retirement Obligations" will be effective for the Company's fiscal year ending in 2003. This statement will require that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Management expects that the adoption of this statement will have no material impact on the Company's results of operations or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" will be effective for financial statements issued in the Company's fiscal year ending in 2003. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. Management has not completed an assessment of the impacts of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters ended December 30, 2001 and December 31, 2000:

         (In Thousands)                       Quarter Ended
                                       ----------------------------
                                       December 30,    December 31,
                                           2001            2000
                                       ------------    ------------
         Net Sales
            American & Efird             $ 65,685        $ 84,480
            Harris Teeter                 587,490         632,936
                                         --------        --------
                  Total                  $653,175        $717,416
                                         --------        --------

         Gross Profit
            American & Efird             $ 14,466        $ 22,832
            Harris Teeter                 166,534         171,046
                                         --------        --------
                  Total                  $181,000        $193,878
                                         --------        --------

         Operating Profit
            American & Efird             $    640        $  8,224
            Harris Teeter                  20,601          16,431
                                         --------        --------
                  Total                  $ 21,241        $ 24,655
                                         --------        --------

         Consolidated sales of $653.2 million in the first quarter of fiscal 2002 decreased 9.0% from the $717.4 million reported for the comparable period last year. The decline in sales during the quarter was attributable to the displacement of sales by 26 Harris Teeter stores in non-core markets which were divested on July 9, 2001, lower Harris Teeter same store sales and the continuation of weak business conditions at American & Efird (A&E), the Company's textile subsidiary. Total gross profit was down 6.6% to $181.0 million in the first quarter of fiscal 2002 from $193.9 million in the first quarter of fiscal 2001. Total operating profit of $21.2 million decreased 13.8% from $24.7 million for the comparable period last year. Net income of $10.5 million decreased by 5.9% from the $11.2 million reported in the first fiscal quarter last year, and basic and diluted earnings per share for the quarter were $.23 in fiscal 2002 compared to $.24 in fiscal 2001. The decline in earnings resulted primarily from a substantial reduction in operating profit at A&E, reflective of general conditions in the textile industry, while a 25.4% operating profit improvement at supermarket subsidiary Harris Teeter partially offset the A&E decline.

         Harris Teeter sales in the first quarter of fiscal 2002 of $587.5 million decreased by 7.2% from the $632.9 million reported for the comparable period last year. This decrease in sales reflected the displaced sales of the 26 divested stores and one additional closed store and a 1.1% decline in comparable store sales, partially offset by the growth from the opening of nine new stores in the company's core markets since the end of the prior year quarter. Five of those new stores were opened during this first fiscal quarter of 2002. The comparable store sales decline reflects the warm weather in the southeastern U.S. during the quarter and the increased sluggishness in the economy. Additionally, the comparable store sales measurement reflects in part the impact of four of the new store openings during the current quarter having proximity to existing stores and therefore reducing same store sales. Although those four stores had a short-term negative impact on comparable store sales measurements, management expects them to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive and characterized by the opening of competitors' new stores in the region and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

         Gross profit of $166.5 million in the first fiscal quarter of 2002 declined by 2.6% from $171.0 million in the comparable prior year period, while gross margin on sales improved to 28.3% from 27.0% last year. Total gross profit dollars were lower primarily due to the displaced sales of divested stores. Gross profit as a percent of sales increased primarily as a result of improvements in purchasing and merchandising, increased sales of higher margin premium private label products and better control of waste, partially offset by the increased costs associated with the sales promotional programs. Harris Teeter's operating profit of $20.6 million in the first quarter of 2002 rose 25.4% from the $16.4 million reported for the comparable period last year. Operating margin on sales of 3.51% in the first quarter of fiscal 2002 improved significantly from the 2.60% in the comparable prior year quarter. This improvement resulted primarily from the above stated factors driving improved gross margin and from improved operating efficiencies, offset in part by primarily higher fringe benefit costs, most notably healthcare. Management further believes that the results for first quarter of 2002 continue to demonstrate the positive impact of the strategic sale of the 26 stores in non-core markets. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. Harris Teeter opened five stores during the first quarter, three in Charlotte, NC, one in Raleigh, NC and one in Fairfax in its northern Virginia market, resulting in 142 stores in operation at December 30, 2001, compared to 160 stores at December 31, 2000. The company currently plans to open another seven stores during the remainder of fiscal 2002.

         In the first quarter of fiscal 2002, A&E sales of $65.7 million declined 22.2% from $84.5 million reported for the comparable period last year. Business conditions in the textile and apparel industry remained extremely challenging, particularly in North America, which continued to be negatively impacted by weak U.S. consumer apparel and home fashions sales, deflationary pricing and increased imports from Asia. A&E's customers continued to be adversely impacted by these factors. A&E has also been unfavorably affected by the shift of apparel manufacturing out of the U.S. As a result, U.S. sales by A&E in the first quarter of 2002 were 26.6% below the comparable prior year quarter. A&E continues to proactively address these challenges by managing production schedules and expanding the company's presence in foreign markets. Management expects business conditions to remain weak in the short term. Weak demand for apparel and home fashions in the U.S. also adversely affected sales by A&E to foreign customers which export to the U.S. Although A&E's foreign operations in aggregate are not material to the consolidated Company, A&E's foreign sales in the first fiscal quarter contracted by 15.6% compared to the prior year period and accounted for approximately 43% of A&E's total sales, compared to approximately 40% in the first quarter of fiscal 2001. Sales weakness was observed in most of the foreign operations of A&E in the first quarter of fiscal 2002. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years. A&E continues to focus on increasing its market share in key foreign markets. During the first quarter of fiscal 2002, A&E began production in a new dyehouse facility in southern China to expand sales and customer service in the far east.

         A&E's gross profit of $14.5 million in the first quarter of fiscal 2002 declined 36.6% from $22.8 million in the first quarter last year and gross margin on sales declined to 22.0% from 27.0% last year. Operating profit was $640,000 in the first quarter of fiscal 2002 compared to $8.2 million in the comparable period last year and operating margin on sales decreased to 1.0% in fiscal 2002 from 9.7% in fiscal 2001. A&E's operating profit in the U.S. market declined by 83.4% in comparison to the prior year quarter. Further, the majority of the foreign operations of A&E experienced declines in operating profitability. Lower volume, resulting in reduced manufacturing schedules, and competitive pricing pressures had negative impacts on total A&E profitability during the first quarter of fiscal 2002. Given the general economic slowdown in the U.S., A&E's management expects business conditions for the foreseeable future to remain weak. A&E management has lowered its sales and profitability projections for the balance of fiscal 2002 and is examining opportunities for cost savings throughout the organization, which could result in further rationalization of manufacturing operations.

         While the performance of Harris Teeter has been strong, the economic conditions in A&E's industry have remained very difficult. The depth of and duration of softness in apparel, home furnishings and other markets will obviously have an impact on A&E profitability. A&E will find it difficult to generate profitability in the absence of a more favorable economic climate. At Harris Teeter the consistent execution of productivity initiatives implemented at under-performing stores will dictate the pace at which its margins could improve. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. Given the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook and believes that net income for fiscal 2002 could be as much as 5% below the net income of fiscal 2001, before non-recurring charges.

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

         The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of December 30, 2001, this percentage was 25.4%, as compared to 25.7% at September 30, 2001.

         The Company's principal source of liquidity has been cash generated from operating activities. As of December 30, 2001, the Company had cash and temporary cash investment balances of $38.8 million compared to $34.9 million at September 30, 2001. During the first quarter of fiscal 2002, due to reductions of capital spending as planned, the net cash provided by operating activities was sufficient to fund both the net investing activities and dividend payments of the Company. The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks (during the fiscal quarter ended December 30, 2001, two of these banks have merged with no effect under the revolving credit agreements). The maximum amount outstanding under these credit facilities during the quarter ended December 30, 2001 was $0.9 million, and $0.9 million was outstanding at quarter end and at September 30, 2001. Borrowings and repayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements providing for maturity of the repayment obligations on January 2, 2003, all borrowings under these facilities are classified as long-term debt. Company management expects to successfully negotiate a new revolving credit facility during fiscal 2002. The Company also has $150 million of senior unsecured debt outstanding, with annual repayments of $7.1 million due in each of fiscal years 2005 - 2011 and $100 million due in fiscal 2017. Further, as of December 30, 2001, the Company had $8.2 million of various debt obligations and capital leases of which $2.6 million is either due upon demand or within 12 months. In addition, the Company has a short-term, uncommitted bank line of credit for $10 million on which no borrowing was outstanding at quarter end. Further, the Company has the capacity to borrow up to an aggregate amount in excess of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

         Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

         The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $34.1 million at December 30, 2001. The arrangement, commonly referred to as a synthetic lease, receives accounting treatment as an operating lease under generally accepted accounting principles resulting in the recording of rent expense. The total rent expense for these properties was $215,000 in the fiscal quarter ended December 30, 2001. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $34.2 million. The Company guarantees repayment of approximately $30.2 million if it elects the sale option. In accordance with certain covenants contained in the Company's structured debt agreements, the Company considers the aggregate off-balance sheet financing amount of $34.1 million to be funded debt for debt compliance purposes.

         Additionally, the Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $14.5 million as of December 30, 2001.

         Working capital of $137.2 million at December 30, 2001 increased $24.9 million from $112.3 million at September 30, 2001, primarily the result of increases in cash balances, accounts receivable, inventories and other current assets. The current ratio was 1.6 at December 30, 2001 and 1.5 at September 30, 2001.

         During the first three months of fiscal 2002, capital expenditures totaled $13.2 million. A&E spent $1.5 million in the quarter and estimates its total capital spending will be approximately $8 million for fiscal year 2002. Harris Teeter has spent $11.7 million of an anticipated $72 million of capital expenditures in fiscal year 2002. Harris Teeter anticipates that its capital for new store growth will be applied in its core markets in fiscal 2002 as well as the foreseeable future. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available borrowing capacity, will be adequate to finance such expenditures.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

             Exhibit No.       Description of Exhibit
             -----------       ----------------------
                 11            Statement Re:  Computation of Per Share Earnings

         (B) REPORTS ON FORM 8-K

             The following reports on Form 8-K were filed by the Company during the quarter ended December 30, 2001.

             Current Report on Form 8-K dated October 30, 2001 and filed October 31, 2001; Items 5 and 7.

             Current Report on Form 8-K dated December 20, 2001 and filed December 21, 2001; Items 5 and 7.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       RUDDICK CORPORATION



DATE: February 12, 2002                /s/ John B. Woodlief
                                       ----------------------------------------
                                       John B. Woodlief
                                       VICE PRESIDENT - FINANCE
                                       (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

 Exhibit No.
(per Item 601                 Description                Sequential
 Of Reg. S-K)                  of Exhibit                Page No.
-------------                 -----------                ----------
     11   Statement Re: Computation of Per Share Earnings