Form 10-Q
period 2002-03-31
RUDDICK CORP
filed 2002-05-15
CIK 85704

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2002

OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from____________to___________
            Commission file number 1-6905

RUDDICK CORPORATION
   (Exact name of registrant as specified in its charter)

                              NORTH CAROLINA ___                                          ____56-0905940_____
                    (State or other jurisdiction                                                   (I.R.S. Employer
                of incorporation or organization)                                              Identification No.)

               301 S. Tryon Street, Suite 1800
                      Charlotte, North Carolina ____                                              ____28202_________
           (Address of principal executive offices)                                               (Zip Code)

Registrant's telephone number, including area code _____(704) 372-5404____

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

                                                                                         Outstanding Shares
                                   Class                                              as of May 9, 2002

                            Common Stock                                      46,421,830 shares

<Page

RUDDICK CORPORATION INDEX
		Page No.
PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS CONSOLIDATED CONDENSED BALANCE SHEETS -- MARCH 31, 2002 AND SEPTEMBER 30, 2001	2

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001	3

	CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY -- THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001	4

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001	5

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	6-7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8-16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

PART II.	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

SIGNATURES		18

<Page                                                            1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
	March 31,	September 30,
ASSETS	2002	2001
	(Unaudited)	________
CURRENT ASSETS:
Cash and Temporary Cash Investments	$ 95,279	$ 34,901
Accounts Receivable, Net	63,770	60,712
Inventories	213,415	212,467
Other	37,123	33,171
Total Current Assets	409,587	341,251

PROPERTY, NET	536,996	527,956

INVESTMENTS AND OTHER ASSETS	71,873	70,781

Total	$ 1,018,456 =========	$939,988 ======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 3,462	$ 1,964
Current Portion of Long-Term Debt	1,589	676
Accounts Payable	145,630	139,449
Income Taxes Payable	23,631	4,242
Other Accrued Liabilities	87,018	82,648
Total Current Liabilities	261,330	228,979

LONG-TERM DEBT	189,193	156,437

OTHER LIABILITIES	103,621	100,613

MINORITY INTEREST	7,550	8,606

SHAREHOLDERS' EQUITY:
Capital Stock - Common	50,417	49,549
Retained Earnings	421,553	410,665
Accumulated Non-Owner Changes in Equity	(15,208)	(14,861)
Shareholders' Equity	456,762	445,353

Total	$ 1,018,456 =========	$ 939,988 =========

See accompanying Notes to Consolidated Condensed Financial Statements.

2

<Page

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES
American & Efird	$ 70,697	$ 86,205	$ 136,382	$ 170,685
Harris Teeter	588,783	607,759	1,176,273	1,240,695
Total	659,480	693,964	1,312,655	1,411,380

COST OF SALES
American & Efird	53,113	63,095	104,332	124,743
Harris Teeter	421,433	438,242	842,389	900,132
Total	474,546	501,337	946,721	1,024,875

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
American & Efird	14,016	15,072	27,842	29,680
Harris Teeter	145,360	150,777	291,293	305,392
Total	159,376	165,849	319,135	335,072

NON-RECURRING EXIT COSTS
American & Efird	7,858	-	7,858	-

OPERATING PROFIT (LOSS)
American & Efird	(4,290)	8,038	(3,650)	16,262
Harris Teeter	21,990	18,740	42,591	35,171
Total	17,700	26,778	38,941	51,433

OTHER COSTS AND DEDUCTIONS
Interest expense, net	2,505	3,920	5,308	8,006
Other expense, net	1,782	1,583	3,235	3,104
Minority interest	96	393	168	811
Total	4,383	5,896	8,711	11,921

Income before income taxes	13,317	20,882	30,230	39,512
Income taxes	4,606	28,144	10,992	35,585
Net income (loss)	$ 8,711 ======	$ (7,262) =======	$ 19,238 =======	$ 3,927 =======

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING:
Basic	46,387,194	46,267,628	46,369,582	46,254,779
Diluted	46,557,335	46,329,855	46,542,122	46,306,674

NET INCOME (LOSS) PER SHARE:
BASIC	$.19	($.16)	$.41	$.08
DILUTED	$.19	($.16)	$.41	$.08

DIVIDENDS DECLARED PER SHARE - Common	$.09	$.09	$.18	$.18

See accompanying Notes to Consolidated Condensed Financial Statements.

3

<Page

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY
(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$ 8,711	$ (7,262)	$ 19,238	$ 3,927

Other Non-Owner Changes in Equity, Net of Tax:
Foreign currency translation adjustment	(170)	(770)	(347)	(619)

Total Non-Owner Changes in Equity	$ 8,541 =========	$(8,032) =========	$18,891 =======	$ 3,308 ========

See accompanying Notes to Consolidated Condensed Financial Statements.

<Page                                                                 4

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	SIX MONTHS ENDED
	March 31,	April 1,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$ 19,238	$ 3,927
Non-Cash Items Included in Net Income
Depreciation and Amortization	37,599	41,376
Other, Net	5,285	(4,726)
Decrease (Increase) in Current Assets	(3,926)	3,577
Increase (Decrease) in Current Liabilities	29,940	32,241
NET CASH PROVIDED BY OPERATING ACTIVITIES	88,136	76,395

INVESTING ACTIVITIES
Capital Expenditures	(35,833)	(49,717)
Cash Proceeds from Sale of Property	12,579	2,772
Company Owned Life Insurance, Net	95	2,879
Other, Net	3,116	(81)
NET CASH USED IN INVESTING ACTIVITIES	(20,043)	(44,147)

FINANCING ACTIVITIES
Repayment of Long-Term Revolver	-	(11,400)
Payment of Principal on Long-Term Debt	(142)	(5,016)
Dividends	(8,348)	(8,323)
Other, Net	775	3,109
NET CASH USED IN FINANCING ACTIVITIES	(7,715)	(21,630)

INCREASE IN CASH AND CASH EQUIVALENTS	60,378	10,618
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,901	9,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 95,279 ========	$ 20,145 =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$ 5,744	$ 8,031
Income Taxes	$ 4,554	$ 26,067

See accompanying Notes to Consolidated Condensed Financial Statements.

<Page                                                                             5

RUDDICK CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented.

Shipping and Handling Costs  - In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight expenses are accounted for as a component of the cost of sales. Approximately $2,323,000 and $1,968,000 of shipping and handling costs are included in selling, general and administrative expenses in the second fiscal quarter of 2002 and 2001, respectively. Approximately $3,815,000 and $3,752,000 of shipping and handling costs are included in selling, general and administrative expenses in the first six months of fiscal 2002 and 2001, respectively.

Impairment and Exit Costs  - In fiscal year 2001, the Company's supermarket subsidiary sold 26 stores in certain of its non-core markets and recorded a non-recurring charge of $45,035,000 for exit costs. As of September 30, 2001, the remaining balance of the exit cost reserve was $6,532,000, primarily related to lease liabilities. During the second fiscal quarter ended March 31, 2002, charges against the reserve for costs incurred and paid totaled $2,573,000, primarily related to the planned shutdown of dairy production capacity in Charlotte, NC. During the first six months of fiscal 2002, total charges for all costs incurred and paid were $2,701,000 resulting in a reserve balance of $3,831,000 at March 31, 2002.

During the second fiscal quarter of 2002, the Company's textile subsidiary recorded a non-recurring charge of $7,858,000 for exit and impairment costs related to the consolidation of industrial thread dyeing and finishing operations into its plant in Mt. Holly, NC, resulting in the shutdown of the dyeing and finishing plant in Gastonia, NC. The charge was composed of $7,466,000 for the impairment of the building, machinery and equipment and $392,000 for the costs of severance benefits. The consolidation was substantially completed within the second fiscal quarter.

Income Tax Settlement  - During the second fiscal quarter ended April 1, 2001, the Company recorded a non-recurring income tax charge of $20.0 million reflecting the terms of settlement with the Internal Revenue Service for the tax exposure related to the disallowance of deductions for the Company's corporate owned life insurance for all years of the insurance program.

<Page                                                                              6

Lease Related Obligations -  The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $34,054,000 at March 31, 2002. The total rent expense for these properties was $169,000 and $384,000, respectively, for the three months and six months ended March 31, 2002. During the comparable prior year periods, the rent expense was $483,000 and $931,000, respectively. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated to be approximately $34,200,000. The Company guarantees repayment of approximately $30,200,000 if it elects the sale option. During the quarter ended March 31, 2002, the Company consolidated the above property and related debt obligation in the consolidated condensed balance sheet, increasing property, net and long-term debt by $34,054,000.

New Statements of Financial Accounting Standards (SFAS)

SFAS No. 142, "Goodwill and Other Intangibles" will be effective for the Company's fiscal year ending in 2003. This statement will require the cessation of amortization of goodwill and an assessment of its impairment by applying a fair-value-based test at least annually. At March 31, 2002, the Company's goodwill balances were $8,900,000. In the quarter ended and six month period ended March 31, 2002, amortization of goodwill was $240,000 and $462,000, respectively.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" will be effective for financial statements issued in the Company's fiscal year ending in 2003. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. Management has not completed an assessment of the impact of this statement.

<Page

7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

               The following table shows net sales, gross profit and operating profit (loss) for each of Ruddick Corporation's operating subsidiaries for the quarters and six months ended March 31, 2002 and April 1, 2001:

(In Thousands)	Quarter Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Net Sales
American & Efird	$ 70,697	$ 86,205	$ 136,382	$ 170,685
Harris Teeter	588,783	607,759	1,176,273	1,240,695
Total	$659,480	$ 693,964	$1,312,655	$1,411,380

Gross Profit
American & Efird	$ 17,584	$ 23,110	$ 32,050	$ 45,942
Harris Teeter	167,350	169,517	333,884	340,563
Total	$184,934	$192,627	$ 365,934	$ 386,505

Operating Profit (Loss)
American & Efird	$ (4,290)	$ 8,038	$ (3,650)	$ 16,262
Harris Teeter	21,990	18,740	42,591	35,171
Total	$ 17,700	$ 26,778	$ 38,941	$ 51,433

For the Three Months Ended March 31, 2002 and April 1, 2001

         Consolidated sales of $659.5 million in the second quarter of fiscal 2002 declined by 5.0% from the $694.0 million reported for the comparable period last year. The decline in sales for the second quarter of fiscal 2002 was attributed to (1) the displacement of sales by 26 stores in non-core markets of Harris Teeter, the Company's supermarket subsidiary, as the company divested those stores on July 9, 2001, and (2) the continuation of weak business conditions at American & Efird (A&E), the Company's textile subsidiary. Consolidated gross profit was down 4.0% from $192.6 million in the second quarter of fiscal 2001 to $184.9 million in the second quarter of fiscal 2002. After recording a $7.9 million pre-tax non-recurring charge during the second fiscal quarter of 2002, which is described in more detail below, total operating profit of $17.7 million declined 33.9% from $26.8 million for the comparable period last year.

        The $7.9 million pre-tax charge recorded in the second quarter of fiscal 2002 related to A&E's consolidation of the industrial thread dyeing and finishing operations of its Gastonia Dyeing & Finishing Plant with the Mt. Holly Dyeing & Finishing Plant, both in North Carolina. The charge was composed of $7.5 million for the impairment of the building, machinery and equipment and $0.4 million for the costs of severance benefits. The consolidation was substantially completed within the

<Page                                                                               8

fiscal quarter. After the associated income tax benefit of $3.1 million, the non-recurring charge reduced consolidated net income by $4.8 million and reduced net income per basic and diluted share by $0.10 for the quarter. Net income in the second quarter of fiscal 2001 had been reduced by a recorded non-recurring income tax charge of $20.0 million, or $0.43 per basic and diluted share, to reflect the terms of settlement with the Internal Revenue Service ("IRS") for the tax exposure related to the disallowance of deductions for the Company's corporate owned life insurance ("COLI") program.

        Net income per basic and diluted share, excluding non-recurring charges, were $0.29 in the second quarter of fiscal 2002 compared to $0.27 in the second quarter last year. The increase in earnings before the non-recurring charges reflects the strong current performance of Harris Teeter, Ruddick's supermarket subsidiary. Excluding the non-recurring charges, consolidated net income of $13.5 million for the second quarter of 2002 rose 6.2% from $12.7 million last year. In addition to the favorable performance of Harris Teeter, net income for the 2002 second fiscal quarter was favorably impacted by a reduction in the effective income tax rate of the Company from 39.0%, excluding non-recurring tax charges, in the prior year second quarter to 34.6% in the second quarter of fiscal 2002. The lower effective tax rate for the current quarter resulted primarily from the impact of nearly $0.5 million of tax savings associated with non-taxable life insurance proceeds.

       Including the non-recurring charges associated with each of the comparative periods, the Company reported net income per basic and diluted share of $0.19 for the second quarter of fiscal 2002 compared to a loss per basic and diluted share of $0.16 in the comparable prior year period. Including the non-recurring charges, consolidated net income of $8.7 million in the second quarter of fiscal 2002 compared to a net loss of $7.3 million in the prior year second quarter.

Harris Teeter

       Harris Teeter sales in the second quarter of fiscal 2002 of $588.8 million decreased by 3.1% from the $607.8 million reported for the comparable period last year. The overall decline in sales was attributable to the displacement of sales in the 26 stores that were divested last July, and four additional stores closed since then, partially offset by sales from the addition of ten new stores since the end of the prior year quarter on April 1, 2001, and a 1.7% increase in comparable store sales for the second quarter of fiscal 2002. During the second quarter of fiscal 2002, Harris Teeter continued its aggressive promotional programs in an effort to drive sales. Management plans to continue to be aggressive in promotional activities in response to the continuing highly competitive supermarket environment in the Southeast, characterized by competitor store openings and aggressive feature pricing. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

       Gross profit of $167.4 million in the second fiscal quarter of 2002 declined by 1.3% from $169.5 million in the comparable prior year period, while gross margin on sales improved to 28.4% from 27.9% last year. Total gross profit dollars were lower primarily due to the displaced sales of divested stores. Gross profit as a percent of sales increased primarily as a result of improvements in purchasing and merchandising, increased sales of higher margin premium private label products and better control of waste, partially offset by the increased costs associated with the sales promotional programs. Harris Teeter's operating profit of $22.0 million in the second quarter of 2002 rose 17.3% from the $18.7 million reported for the comparable period last year. Operating margin on sales of 3.73% in the second quarter of fiscal 2002 improved significantly from the 3.08% in the comparable prior year quarter. This improvement resulted primarily

<Page                                                                               9

from the above stated factors driving improved gross margin and from improved operating efficiencies, offset in part by primarily higher fringe benefit costs, most notably healthcare. Management further believes that the results for second quarter of 2002 continue to demonstrate the positive impact of the strategic sale of the 26 stores in non-core markets. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. Harris Teeter opened one new store (in Nashville, TN) during the second quarter of fiscal 2002, and closed two older stores, resulting in 141 stores in operation at March 31, 2002, compared to 161 stores at April 1, 2001. Harris Teeter has plans to open six additional stores by the end of fiscal year 2002 and two of those additional stores have opened subsequent to the March 31, 2002 quarter end.

American & Efird

         In the second quarter of fiscal 2002, A&E sales of $70.7 million declined 18.0% from the $86.2 million reported for the comparable period last year. Business conditions for the industrial thread manufacturer and distributor remained weak in the second fiscal quarter of 2002; however, management believes conditions somewhat stabilized and displayed marginal improvement late in the fiscal quarter. Overall, the U.S. retail environment showed improvement during the quarter and management observed that retailers and manufacturers have begun to replenish inventories. However, it is difficult to ascertain whether the resulting order activity for A&E will be sustainable. Having been negatively impacted by weak U.S. consumer apparel and home fashions sales, deflationary pricing and increased imports from Asia, business conditions in the textile and apparel industry remain challenging. A&E has also been unfavorably affected by the shift of apparel manufacturing out of the U.S. As a result, U.S. sales by A&E in the second quarter of fiscal 2002 were 23.2% below the comparable prior year quarter. A&E continues to proactively and prudently address these challenges by selectively consolidating operations, managing production schedules and expanding the company's presence in foreign markets. Weak demand for apparel in the U.S. also adversely affected sales by A&E to foreign customers which export to the U.S. Foreign sales in the second quarter of fiscal 2002 declined by 10.0% from the comparable prior year quarter. A&E's foreign sales in the second fiscal quarter accounted for approximately 43% of A&E's total sales, compared to approximately 39% in the second quarter of fiscal 2001, although A&E's foreign operations in aggregate are not material to the consolidated Company. Sales weakness was displayed in most of the foreign operations of A&E during the second quarter of fiscal 2002; however, A&E observed some improvement in foreign sales near the end of the second quarter as business conditions improved at most of its foreign operations. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years. A&E continues to focus on increasing its market share in key foreign markets. The new dyeing and finishing plant in southern China, which began production in the first quarter of fiscal 2002, was well received by A&E's customers and is currently running at full operating schedules. A&E plans to continue to expand capacity in China as needed to service future growth in that market.

          A&E's gross profit of $17.6 million in the second quarter of fiscal 2002 decreased 23.9% from $23.1 million in the prior year second quarter. Gross margin on sales decreased to 24.9% in the 2002 second quarter from 26.8% in the prior year quarter. These declines were primarily the result of the cost impact of reduced manufacturing operating schedules, which resulted from lower volume, and highly competitive pricing in its markets when compared to the prior year second quarter. In the second quarter of fiscal 2002 operating profit of $3.6 million, excluding the $7.9 million non-recurring charge discussed above, decreased 55.6% from $8.0 million in the comparable period last year. Including the non-recurring charge, A&E incurred an operating loss of $4.3 million in the second quarter of fiscal 2002 compared to operating profit of $8.0 million in the second quarter of 2001. Further, A&E experienced declines in profits in the U.S. and

<page                                                                               10

in most of its foreign operations in the current quarter when compared to the same quarter last year. Despite staff reductions and other cost containment measures, the operating results of A&E were adversely impacted by the sales demand weakness. Management is cautiously optimistic that the improved business trend it identified late in the second fiscal quarter will continue throughout the third fiscal quarter, however, the sustainability of this trend is uncertain. Further, management believes that as long as weak business conditions persist it will be difficult to materially improve A&E's profitability. A&E management remains focused on sales growth in foreign markets and on optimizing costs and manufacturing capacities.

For the Six Months Ended March 31, 2002 and April 1, 2001

        Consolidated sales in the six months ended March 31, 2002 of $1.31 billion decreased by 7.0% from the $1.41 billion reported for the first six months of fiscal 2001. The decline in sales was attributable to the displacement of sales by the 26 Harris Teeter stores divested on July 9, 2001, and the continuation of weak business conditions at A&E. Total gross profit decreased by 5.3% to $365.9 million in the first six months of fiscal 2002 from $386.5 million in the first half of fiscal 2001. Including the effect of the second quarter 2002 non-recurring charge described above, total operating profit of $38.9 million for the first six months of fiscal 2002 declined 24.3% from $51.4 million for the comparable period last year. Excluding the effect of that 2002 non-recurring charge, operating profit of $46.8 million for the first half of fiscal 2002 would have been down 9.0% from the comparable prior year period.

        Net income per basic and diluted share, excluding the non-recurring charges in the first six months of 2002 and 2001, which occurred in the second fiscal quarter of each year, as described previously, were $0.52 for each such six month period. Excluding the non-recurring charges in both periods, consolidated net income of $24.1 million for the first six months of 2002 increased slightly from $23.9 million last year. The increase in earnings before the non-recurring charges reflects the strong current performance of Harris Teeter, Ruddick's supermarket subsidiary. In addition to the favorable performance of Harris Teeter, net income for the fiscal 2002 year to date was favorably impacted by a reduction in the effective income tax rate of the Company from 39.4%, excluding non-recurring tax charges, in the prior year period to 36.4% in the first half of fiscal 2002. The lower effective tax rate resulted primarily from the impact of nearly $0.5 million of tax savings associated with non-taxable life insurance proceeds.

      Including the non-recurring charges associated with each of the comparative periods, the Company reported net income per basic and diluted share of $0.41 for the first six months of fiscal 2002 compared to $0.08 in the comparable prior year period. Including the non-recurring charges, consolidated net income of $19.2 million in the first half of fiscal 2002 increased from $3.9 million in the first half of the prior year.

Harris Teeter

       Harris Teeter sales of $1.18 billion for the first six months of fiscal 2002 decreased by 5.2% from the $1.24 billion recorded in the comparable period last year. This decrease in sales reflected primarily the displaced sales of the 26 stores divested in July 2001, and four additional stores closed since then, partially offset by an increase of 0.28% in comparable store sales year to date in fiscal 2002 and sales growth from the opening of ten new stores in the company's core markets since the end of the prior year quarter. The comparable store sales measurement reflects in part the impact of four new store openings, out of a total of six new stores during the first six months of fiscal 2002, having proximity to existing stores and therefore reducing same store sales. Although those four stores had a short-term negative impact on comparable store sales measurements, management expects them to have a strategic benefit of enabling the company to capture sales and expand market share as the

<Page                                                                              11

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

        Gross profit of $333.9 million in the first six months of fiscal 2002 declined by 2.0% from $340.6 million in the comparable prior year period, while gross margin on sales improved to 28.4% from 27.4% last year. Total gross profit dollars were lower primarily due to the displaced sales of divested stores. Gross profit as a percent of sales increased primarily as a result of improvements in purchasing and merchandising, increased sales of higher margin premium private label products and better control of waste, partially offset by the increased costs associated with the sales promotional programs. Harris Teeter's operating profit of $42.6 million in the first half of fiscal 2002 rose 21.1% from the $35.2 million reported for the comparable period last year. Operating margin on sales of 3.62% in the first six months of fiscal 2002 improved significantly from the 2.83% in the comparable prior year period. This improvement resulted primarily from the above stated factors driving improved gross margin, from the positive operating margin impact of the strategic sale in fiscal 2001 of the 26 stores in non-core markets and from improved productivity, offset in part by primarily higher fringe benefit costs, most notably healthcare. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. Further, the company maintains ongoing programs designed to generate sales, improve productivity, and manage inventory levels and shrinkage. Harris Teeter opened six new stores and closed two older stores during the first six months of fiscal 2002. The new stores by market were as follows: three in Charlotte, NC, one in Raleigh, NC, one in Nashville, TN, and one in Fairfax in its northern Virginia market. Harris Teeter had 141 stores in operation at March 31, 2002, compared to 161 stores at April 1, 2001. Harris Teeter has plans to open six additional stores by the end of fiscal year 2002 and two of those additional stores have opened subsequent to the March 31, 2002 quarter end.

American & Efird

         A&E sales of $136.4 million for the first six months of fiscal 2002 decreased by 20.1% from $170.7 million in the comparable period last year. Business conditions for the industrial thread manufacturer and distributor remained weak in the first half of fiscal 2002; however, management believes conditions somewhat stabilized and displayed marginal improvement late in the second fiscal quarter. Overall, the U.S. retail environment showed improvement during the second quarter of fiscal 2002 and management observed that retailers and manufacturers have begun to replenish inventories. However, it is difficult to ascertain whether the resulting order activity for A&E will be sustainable. Having been negatively impacted by weak U.S. consumer apparel and home fashions sales, deflationary pricing and increased imports from Asia, business conditions in the textile and apparel industry remain challenging. A&E has also been unfavorably affected by the shift of apparel manufacturing out of the U.S. A&E's sales in its U.S. markets declined by 24.9% in the first six months of fiscal 2002 compared to the same period in fiscal 2001. A&E continues to proactively and prudently address these challenges by selectively consolidating operations, managing production schedules and expanding the company's presence in foreign markets. Weak demand for apparel and home fashions in the U.S. also adversely affected sales by A&E to foreign customers which export to the U.S. Foreign sales in the first six months of fiscal 2002 declined by 12.8% from the comparable prior year period. Foreign sales accounted for 43% of total year-to-date sales compared to 39% in the same period last year, although A&E's foreign operations in aggregate are not material to the consolidated Company. Sales weakness was displayed in most of the foreign operations of A&E during the first six

<Page                                                                               12

months of fiscal 2002; however, A&E observed some improvement in foreign sales near the end of the second fiscal quarter as business conditions improved at most of its foreign operations. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years. A&E continues to focus on increasing its market share in key foreign markets. The new dyeing and finishing plant in southern China, which began production in the first quarter of fiscal 2002, was well received by A&E's customers and is currently running at full operating schedules. A&E plans to continue to expand capacity in China as needed to service future growth in that market.

       For the first six months of fiscal 2002, A&E's gross profit of $32.1 million declined by 30.2% from $45.9 million in the comparable period last year and gross margin on sales contracted to 23.5% from 26.9%. Lower volume, resulting in reduced manufacturing schedules, and competitive pricing pressures had negative impacts on A&E profitability during the first six months of fiscal 2002. In the first half of fiscal 2002, operating profit of $4.2 million, excluding the $7.9 million non-recurring charge discussed above, decreased 74.1% from $16.3 million in the comparable period last year. A&E's operating profit in the U.S. market declined by 60.2% in comparison to the first six months of the prior fiscal year. Including the non-recurring charge, A&E incurred a consolidated operating loss of $3.7 million in the first six months of fiscal 2002. Further, A&E experienced lower profits in most of its foreign operations in the first half of fiscal 2002 when compared to the same period last year. Despite staff reductions and other cost containment measures, the operating results of A&E were adversely impacted by the sales demand weakness. Management is cautiously optimistic that the improved business trend it identified late in the second fiscal quarter will continue throughout the third fiscal quarter, however, the sustainability of this trend is uncertain. Further, management believes that as long as weak business conditions persist it will be difficult to materially improve A&E's profitability. A&E management remains focused on sales growth in foreign markets and on optimizing costs and manufacturing capacities.

Outlook

          While the performance of Harris Teeter has been strong, the economic conditions in A&E's industry have remained very difficult throughout most of the first six months of fiscal 2002. The depth of and duration of softness in apparel and other markets in which A&E participates will obviously have an impact on A&E profitability. A&E will find it difficult to generate profitability in the absence of a more favorable economic climate. At Harris Teeter the consistent execution of productivity initiatives implemented at under-performing stores will dictate the pace at which its margins could improve. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. Ruddick Corporation management believes it will be difficult in the remainder of the fiscal year to improve consolidated operating results from that experienced in the first six months, before non-recurring charges, unless recently identified favorable trends affecting A&E continue.

Capital Resources and Liquidity

         Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, Harris Teeter, Inc. and American & Efird, Inc., is engaged in the primary businesses of regional

<Page                                                                          13

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

       The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of March 31, 2002, this percentage was 29.1%, as compared to 25.7% at September 30, 2001.

       The Company's principal source of liquidity has been cash generated from operating activities. As of March 31, 2002, the Company had cash and temporary cash investment balances of $95.3 million compared to $34.9 million at September 30, 2001. During the first six months of fiscal 2002, the net cash provided by operating activities of $88.1 million was more than sufficient to fund both the net investing activities which required $20.0 million and net financing activities which required $7.7 million. Consistent with the planned reduction in capital spending in fiscal 2002, capital expenditures for the first six months totaled $35.8 million compared to depreciation and amortization of $37.6 million. Financing activity requirements were dominated by $8.3 million for cash dividends to shareholders.

       The Company also has the ability to borrow up to an aggregate of $100 million under established revolving lines of credit with three banks (during the fiscal quarter ended December 30, 2001, two of these banks have merged with no effect under the revolving credit agreements). The maximum amount outstanding under these credit facilities during the quarter ended March 31, 2002 was $0.9 million, and $0.9 million was outstanding at quarter end and at September 30, 2001. Borrowings and prepayments under these revolving credit facilities are of the same nature as short-term credit lines; however, due to the nature and terms of the agreements providing for maturity of the repayment obligations beyond one year, the facility would be included in long term debt. With a final maturity of this revolving credit facility of January 2, 2003, all borrowings under these facilities are classified as current debt at March 31, 2002. On May 14, 2002, the Company and three banks entered into a new revolving credit facility for an aggregate amount of $100 million to refinance the existing facility. The facility has a maturity of three years, plus annual extensions of one year each if then granted by the banks. Structurally, the facility has terms, conditions and covenants that are materially similar to those in the existing facility. The Company also has $150 million of senior unsecured debt outstanding, with annual repayments of $7.1 million due in each of fiscal years 2005 - 2011 and $100  million due in fiscal 2017.  In addition, as described in more detail below, the Company has an outstanding debt obligation for $34.1 million related to certain real property leases, which obligation requires repayment on September 13, 2004.  Further, as of March 31, 2002, the Company had $9.3 million of various other debt obligations and capital leases of which $4.2 million is either due upon demand or within 12 months. Further, the Company has the capacity to borrow up to an aggregate amount in excess of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

       The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders.  The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $34.1 million at March 31, 2002.  The total rent expense for these properties was $384,000 in the six months ended March 31, 2002.  The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $34.2 million.  The Company guarantees repayment of approximately $30.2 million if it elects the sale option.  During the quarter ended March 31, 2002, the Company consolidated the above property and related debt obligation in the Company's consolidated condensed balance sheet, increasing property, net and long term debt by $34.1 million.

        Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

<Page                                                                      14

        Additionally, the Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $18.1 million as of March 31, 2002.

       Working capital of $148.3 million at March 31, 2002 increased $36.0 million from $112.3 million at September 30, 2001, primarily the net result of increases in cash balances, accounts payable and income taxes payable. The current ratio was 1.6 at March 31, 2002 and 1.5 at September 30, 2001.

        During the first six months of fiscal 2002, capital expenditures totaled $35.8 million. A&E has spent $2.6 million of the $11 million it plans to spend in fiscal year 2002. The decrease in A&E annual capital spending from the $19.2 million spent last year reflects primarily the substantial completion in fiscal 2001 of the China dyehouse facility. Harris Teeter has spent $28.6 million of an anticipated $72 million of capital expenditures in fiscal year 2002. The $72 million represents a 4.4% increase over the $68.5 million of annual capital spending by Harris Teeter in fiscal 2001. Harris Teeter anticipates that its capital for new store growth will be applied in its core markets in fiscal 2002 as well as the foreseeable future. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

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

       Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following:

       -generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,
       -changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution or food retailing,
       -changes in the competitive environment, including increased competition in the Company's primary geographic markets, the entry of new competitors and consolidation in the supermarket industry,
       -economic or political changes in the countries in which the Company operates or adverse trade regulations,
       -the passage of future tax legislation, or any regulatory or judicial position which prevails, if any, that could have an adverse  impact on past, current or future tax benefits,

<Page                                                                            15

       -management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements,
       -changes in the Company's capital expenditures, new store openings and store closings, and
       -the extent and speed of the successful execution of strategic initiatives designed to increase sales and profitability in each of the operating companies.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

<Page                                                                             16

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Ruddick Corporation was held on February 21, 2002 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matter at the Annual Meeting:
ELECTION OF DIRECTORS
  The shareholders elected four directors at the Annual Meeting for three-year terms to expire in 2005. In addition, the following directors are currently serving for terms to expire in 2003 and 2004, as indicated: John R. Belk (2003), Thomas W. Dickson (2003), James E. S. Hynes (2003), Harold C. Stowe (2003), John W. Copeland (2004), Alan T. Dickson (2004), Roddey Dowd, Sr. (2004), and Anna Spangler Nelson (2004). There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:
SHARES

Director Elected at Annual Meeting	Shares Voted for Election	Withholding Authority	Broker Non-Votes
For a three-year term:
Edwin B. Borden, Jr.	37,271,611	175,001	N/A
R. Stuart Dickson	37,040,878	405,734	N/A
Hugh L. McColl, Jr.	37,221,808	224,804	N/A
Isaiah Tidwell	30,658,417	6,788,195	N/A

<Page                                                                         17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (A) EXHIBITS

                Exhibit No.           Description of Exhibit

                        4.1                Credit Agreement for an aggregate of $100,000,000
                                             entered into as of May 14, 2002, by and between the
                                             Company and each of Branch Banking and Trust Company
                                             and RBC Centura Bank as lenders and Wachovia Bank,
                                             National Association as lender and administrative agent.

                        11                  Statement Re: Computation of Per Share Earnings

              (B)  REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Current Report on Form 8-K dated January 22, 2002 and filed January 23, 2002; Items 5 and 7.

Current Report on Form 8-K dated March 1, 2002 and filed March 4, 2002; Items 5 and 7.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                                                      RUDDICK CORPORATION

DATE: May 15, 2002                                                  /s/ John B. Woodlief
                                                                                        John B. Woodlief
                                                                                        VICE PRESIDENT - FINANCE
                                                                                         (PRINCIPAL FINANCIAL OFFICER)

<Page                                                                      18

EXHIBIT INDEX

             Exhibit No.
          (per Item 601                           Description                                                     Sequential
         Of Reg. S-K)                             of  Exhibit                                                        Page No.

                  4.1                      Credit Agreement for an aggregate of $100,000,000
                                             entered into as of May 14, 2002, by and between the
                                             Company and each of Branch Banking and Trust Company
                                             and RBC Centura Bank as lenders and Wachovia Bank,
                                             National Association as lender and administrative agent.

                    11                      Statement Re: Computation of Per Share Earnings