Form 10-Q
period 2002-06-30
RUDDICK CORP
filed 2002-08-13
CIK 85704

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from____________to___________
     Commission file number       1-6905

                                   RUDDICK CORPORATION
                                                                                     (Exact name of registrant as specified in its charter)

North Carolina (State of other jurisdiction of incorporation or organization)	56-0905940 (I.R.S. Employer Identification No.).
301 S. Tryon Street, Suite 1800 Charlotte, North Carolina (Address of principal executive offices)	28202 Zip Code
Registrant's telephone number, including area code	(704)372-5404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X                       No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of August 7, 2002
Common Stock	46,438,030 Shares

RUDDICK CORPORATION

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS CONSOLIDATED CONDENSED BALANCE SHEETS -JUNE 30, 2002 AND SEPTEMBER 30, 2001	2

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001	3

	CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY - THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001	4

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001	5

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	6-8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	21

SIGNATURES		21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
	June 30,	September 30,
ASSETS	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$ 84,577	$ 34,901
Accounts Receivable, Net	68,731	60,712
Inventories	224,365	212,467
Other	41,849	33,171
Total Current Assets	419,522	341,251

PROPERTY, NET	536,673

		527,956

INVESTMENTS AND OTHER ASSETS	72,216	70,781

Total	$ 1,028,411	$ 939,988

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 3,665	$ 1,964
Current Portion of Long-Term Debt	701	676
Accounts Payable	152,212	139,449
Income Taxes Payable	16,917	4,242
Other Accrued Liabilities	91,034	82,648
Total Current Liabilities	264,529	228,979

LONG-TERM DEBT	188,761	156,437

OTHER LIABILITIES	96,892	100,613

MINORITY INTEREST	7,729	8,606

SHAREHOLDERS' EQUITY:
Capital Stock - Common	50,872	49,549
Retained Earnings	433,854	410,665
Accumulated Non-Owner Changes in Equity	(14,226)	(14,861)
Shareholders- Equity	470,500	445,353

Total	$ 1,028,411	$ 939,988

See accompanying Notes to Consolidated Condensed Financial Statements.

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES
American & Efird	$ 81,517	$ 82,024	$ 217,899	$ 252,709
Harris Teeter	584,819	622,309	1,761,092	1,863,004
Total	666,336	704,333	1,978,991	2,115,713

COST OF SALES
American & Efird	58,598	61,551	162,930	186,294
Harris Teeter	412,309	448,573	1,254,698	1,348,705
Total	470,907	510,124	1,417,628	1,534,999

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
American & Efird	14,505	15,225	42,347	44,905
Harris Teeter	150,337	156,879	441,630	462,271
Total	164,842	172,104	483,977	507,176

NON-RECURRING EXIT COSTS (REDUCTION)
American & Efird	-	2,105	7,858	2,105
Harris Teeter	(710)	41,585	(710)	41,585
Total	(710)	43,690	7,148	43,690

OPERATING PROFIT (LOSS)
American & Efird	8,414	3,143	4,764	19,405
Harris Teeter	22,883	(24,728)	65,474	10,443
Total	31,297	(21,585)	70,238	29,848

OTHER COSTS AND DEDUCTIONS
Interest expense, net	3,072	3,214	8,380	11,220
Other expense, net	2,802	2,618	6,037	5,722
Minority interest	339	269	507	1,080
Total	6,213	6,101	14,924	18,022

Income (loss) before income taxes	25,084	(27,686)	55,314	11,826
Income taxes	8,605	(10,828)	19,597	24,757
Net income (loss)	$ 16,479	$ (16,858)	$ 35,717	$ (12,931)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	46,423,805	46,284,719	46,387,656	46,264,759
Diluted	46,611,497	46,284,719	46,565,106	46,264,759

NET INCOME (LOSS) PER SHARE -
BASIC	$.35	($.36)	$.77	($.28)
DILUTED	$.35	($.36)	$.77	($.28)

DIVIDENDS DECLARED PER SHARE - Common	$.09	$.09	$.27	$.27

See accompanying Notes to Consolidated Condensed Financial Statements.

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY
(in thousands)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$ 16,479	$ (16,858)	$ 35,717	$ (12,931)

Other Non-Owner Changes in Equity, Net of Tax:
Foreign currency translation adjustment	982	262	635	(357)

Total Non-Owner Changes in Equity	$ 17,461	$ (16,596)	$ 36,352	$ (13,288)

See accompanying Notes to Consolidated Condensed Financial Statements.

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	NINE MONTHS ENDED
	June 30,	July 1,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 35,717	$ (12,931)
Non-Cash Items Included in Net Income
Depreciation and Amortization	56,589	62,416
Deferred Taxes	(4,342)	(27,160)
Loss on Impairment of Assets, Net	8,821	33,930
Other, Net	(1,362)	845
Decrease (Increase) in Current Assets	(23,267)	17,135
Increase in Current Liabilities	33,824	35,627
NET CASH PROVIDED BY OPERATING ACTIVITIES	105,980	109,862

INVESTING ACTIVITIES
Capital Expenditures	(55,575)	(66,446)
Cash Proceeds from Sale of Property	12,782	3,710
Company Owned Life Insurance, Net	(621)	5,316
Other, Net	(1,828)	348
NET CASH USED IN INVESTING ACTIVITIES	(45,242)	(57,072)

FINANCING ACTIVITIES
Repayment of Long-Term Revolving Credit	(900)	(40,200)
Proceeds from Issuance of Long-Term Debt	1,577	3,890
Payment of Principal on Long-Term Debt	(215)	(4,591)
Dividends	(12,527)	(12,493)
Other, Net	1,003	4,150
NET CASH USED IN FINANCING ACTIVITIES	(11,062)	(49,244)

INCREASE IN CASH AND CASH EQUIVALENTS	49,676	3,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,901	9,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 84,577	$ 13,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Period for:
Interest	$ 8,613	$ 11,243
Income Taxes	$ 11,025	$ 37,554

See accompanying Notes to Consolidated Condensed Financial Statements.

RUDDICK CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented.

Shipping and Handling Costs - In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight expenses are accounted for as a component of the cost of sales. Approximately $2,736,000 and $2,051,000 of shipping and handling costs are included in selling, general and administrative expenses in the third fiscal quarter of 2002 and 2001, respectively. Approximately $6,551,000 and $5,803,000 of shipping and handling costs are included in selling, general and administrative expenses in the first nine months of fiscal 2002 and 2001, respectively.

Impairment and Exit Costs - In fiscal year 2001, the Company's supermarket subsidiary sold 26 stores in certain of its non-core markets and recorded a non-recurring charge of $45,035,000 for exit costs, of which $3,450,000 was for inventory adjustments charged to cost of sales. As of September 30, 2001, the remaining balance of the exit cost reserve was $6,532,000, primarily related to lease liabilities. During the third fiscal quarter ended June 30, 2002, charges against the reserve for costs incurred and paid totaled $2,140,000, and $710,000 was reversed from the reserve as the result of more favorable settlement of certain lease obligations than had been projected and accrued in the prior fiscal year. During the first nine months of fiscal 2002, total charges for all costs incurred and paid were $4,841,000 and favorable adjustments were $710,000 resulting in a reserve balance of $981,000 at June 30, 2002.

In the third quarter of fiscal 2001, the Company's textile subsidiary recorded a non-recurring charge of $2,105,000 primarily for the impairment of a spinning facility that was closed in fiscal 2001.

During the second fiscal quarter of 2002, the Company's textile subsidiary recorded a non-recurring charge of $7,858,000 for exit and impairment costs related to the consolidation of industrial thread dyeing and finishing operations into its plant in Mt. Holly, NC, resulting in the shutdown of the dyeing and finishing operations in Gastonia, NC. The charge was composed of $7,466,000 for the impairment of the building, machinery and equipment and $392,000 for the costs of severance benefits. The consolidation was substantially completed by June 30, 2002.

Income Tax Settlement - During the second fiscal quarter ended April 1, 2001, the Company recorded a non-recurring income tax charge of $20.0 million reflecting the terms of settlement with the Internal Revenue Service for the tax exposure related to the disallowance of deductions for the Company's corporate owned life insurance for all years of the insurance program.

Lease Related Obligations - The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $33,726,000 at June 30, 2002. The total financing costs for these properties was $597,000 and $981,000, respectively, for the three months and nine months ended June 30, 2002. During the comparable prior year periods, the financing costs were $487,000 and $1,418,000, respectively. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated to be approximately $33,800,000. The Company guarantees repayment of approximately $30,100,000 if it elects the sale option. During the quarter ended March 31, 2002, the Company consolidated the above property and related debt obligation in the consolidated condensed balance sheet, increasing property, net and long term debt. Those respective balances at June 30, 2002 were $33,609,000 in property, net and $33,726,000 in long term debt.

Reclassifications

To conform with classifications adopted in the current year, the financial statements for prior years reflect certain reclassifications, which have no effect on net income.

New Statements of Financial Accounting Standards (SFAS)

SFAS No. 142, "Goodwill and Other Intangibles" will be effective for financial statements issued in the Company's fiscal year ending in 2003. This statement will require the cessation of amortization of goodwill and an assessment of its impairment by applying a fair-value-based test at least annually. At June 30, 2002, the Company's goodwill balances were $8,659,000. In the quarter ended and nine months period ended June 30, 2002, amortization of goodwill was $241,000 and $703,000, respectively.

SFAS No. 143, "Accounting for Asset Retirement Obligations" will be effective for financial statements issued in the Company's fiscal year ending in 2003. This statement will require that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Management expects that the adoption of this statement will have no material impact on the Company's results of operations or financial position.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is applicable for the Company at the beginning of fiscal year 2003, with the provisions related to SFAS No. 13 for transactions occurring after May 15, 2002. Management has not completed an assessment of the impact of this Statement.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management has not completed an assessment of the impact of this Statement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table shows net sales, gross profit, non-recurring exit costs, and operating profit (loss) for each of Ruddick Corporation's operating subsidiaries for the three and nine month periods ended June 30, 2002 and July 1, 2001:

(In Thousands)
	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1
	2002	2001	2002	2001
Net Sales
American & Efird	$ 81,517	$ 82,024	$ 217,899	$ 252,709
Harris Teeter	584,819	622,309	1,761,092	1,863,004
Total	$ 666,336	$ 704,333	$ 1,978,991	$ 2,115,713

Gross Profit
American & Efird	$ 22,919	$ 20,473	$ 54,969	$ 66,415
Harris Teeter	172,510	173,736	506,394	514,299
Total	$ 195,429	$ 194,209	$ 561,363	$ 580,714

Non-recurring Exit Costs (Reduction)
American & Efird	$ -	$ 2,105	$ 7,858	$ 2,105
Harris Teeter	(710)	41,585	(710)	41,585
Total	$ (710)	$ 43,690	$ 7,148	$ 43,690

Operating Profit (Loss)
American & Efird	$ 8,414	$ 3,143	$ 4,764	$ 19,405
Harris Teeter	22,883	(24,728)	65,474	10,443
Total	$ 31,297	$ (21,585)	$ 70,238	$ 29,848

For the Three Months Ended June 30, 2002 and July 1, 2001

Consolidated sales of $666.3 million in the third quarter of fiscal 2002 declined by 5.4% from the $704.3 million reported for the comparable period last year. The decline in sales for the third quarter of fiscal 2002 was attributable primarily to the displacement of supermarket sales by 26 Harris Teeter stores in non-core markets that were divested on July 9, 2001, partially offset by sales by new stores opened since the third fiscal quarter of 2001. Sales by American & Efird (A&E), the Company's industrial thread subsidiary, in the third quarter of fiscal 2002 were down 0.6% from the same quarter last year, an improvement from the significant comparative sales declines of the first two fiscal quarters of 2002, as business conditions for A&E strengthened somewhat in the third quarter.

Consolidated gross profit in the third quarter of fiscal 2002 of $195.4 million increased by 0.6% from $194.2 million in the third quarter of fiscal 2001, affected by a $3.4 million inventory charge in the prior year third quarter associated with the store divestiture more fully described below. Excluding the divestiture related inventory charge in the prior year, consolidated gross profit in the 2002 third quarter declined by 1.1% from the comparable period last year. For the third quarter of fiscal 2002, consolidated operating profit was $31.3 million, including a $710,000 favorable adjustment to prior year non-recurring charges described below, compared to an operating loss of $21.6 million in the comparable prior year quarter which included non-recurring charges totaling $47.1 million. The 2001 third quarter charges were composed of $43.7 million reported in exit costs and $3.4 million of associated inventory adjustments recorded in cost of sales. Excluding the non-recurring items from the third fiscal quarters of both 2002 and 2001, consolidated operating profit of $30.6 million in the current third quarter increased by 19.7% over $25.6 million in the same quarter last year.

Net income per basic and diluted share, excluding non-recurring items in both 2002 and 2001 as described below, were $0.35 and $0.34 respectively in the third quarter of fiscal 2002 compared to $0.25 for both in the third quarter last year. The increase in earnings before non-recurring items reflected operating improvements at both Harris Teeter and A&E. Excluding the non-recurring items, consolidated net income of $16.0 million for the third quarter of 2002 rose 36.0% from $11.8 million for the comparable period last year. In addition to the favorable performance of Harris Teeter and A&E, net income for the third quarter of fiscal 2002 was favorably impacted by a reduction in the effective income tax rate of the Company, excluding non-recurring items, to 34.2% for the current quarter from 39.4% in the third quarter of fiscal 2001. The comparatively lower effective tax rate for the current quarter resulted primarily from the net effects of various non-taxable income and non-deductible costs for certain Company owned life insurance during the current and prior year quarters.

Including the non-recurring items, as discussed below, associated with each of the comparative periods, the Company reported net income per basic and diluted share of $0.35 for the third quarter of fiscal 2002 compared to a loss per basic and diluted share of $0.36 in the comparable prior year period. Including the non-recurring items, consolidated net income of $16.5 million in the third quarter of fiscal 2002 compared to a net loss of $16.9 million in the prior year third quarter.

Non-recurring Impairment and Exit Costs

Included in the results for the quarter ended June 30, 2002, and the comparable prior year period were certain items that are not considered recurring by management. In the third quarter of fiscal 2002, the Company realized $710,000 ($431,000 after income taxes) in non-recurring income (i.e., cost reduction) related to favorable experience of actual charges incurred compared to costs estimated and charged against earnings in the third quarter of fiscal 2001 related to the sale of 26 Harris Teeter stores in non-core markets which were divested on July 9, 2001. The $710,000 reduction of the prior non-recurring charge was generated primarily by the settlement of certain lease obligations on a more favorable basis than was anticipated in the prior estimation of the required charge. The cost reduction added $0.01 to earnings per basic and diluted share in the third quarter of fiscal 2002. The non-recurring pre-tax charge recorded in the third quarter of fiscal 2001 for exit costs associated primarily with the sale of the 26 stores was $45.0 million, or $27.4 million after net tax benefits of $17.6 million. The pre-tax charge was composed of $32.4 million related to asset impairments, $3.4 million related to inventory adjustments (recorded in cost of sales) and $9.2 million related to other exit costs, which included lease liability costs ($5.8 million), severance and personnel costs ($1.8 million) and other costs ($1.6 million). As of June 30, 2002, the remaining balance of the exit cost reserve was $981,000, required primarily for rent obligations. Additionally, in the third quarter of fiscal 2001, the Company also recorded a non-recurring pre-tax charge of $2.1 million, or $1.3 million after net tax benefits of $0.8 million, primarily for the impairment of an A&E spinning facility which was closed in fiscal 2001. On an after tax basis, these non-recurring charges at Harris Teeter and A&E reduced earnings per basic and diluted share in the third quarter of fiscal 2001 by $0.61 per share.

Harris Teeter

Harris Teeter sales in the third quarter of fiscal 2002 of $584.8 million decreased by 6.0% from the $622.3 million reported for the comparable period last year. The overall decline in sales was attributable to the displacement of sales in the 26 stores that were divested in July 2001 and four additional stores closed in subsequent periods (partially offset by sales from the addition of ten new stores since July 1, 2001) and a 1.2% decrease in comparable store sales for the third quarter of fiscal 2002. As an inevitable consequence of Harris Teeter's strategy of focusing on its core markets, the comparable store sales measurement reflects in part the impact of six new store openings, during the first nine months of fiscal 2002, having proximity to existing stores and therefore reducing same store sales. Management believes that the longer term benefit of this strategy will be derived from the underlying population growth rates in Harris Teeter's major core markets. Other factors which impacted the comparable store sales result included a difficult retail environment and general weakness in supermarket sales. During the third quarter of fiscal 2002, Harris Teeter continued its aggressive promotional programs in an effort to drive sales and management expects sales gains as the economy improves. Management plans to continue to be aggressive in promotional activities in response to the continuing highly competitive supermarket environment in the Southeast, characterized by competitor store openings and aggressive feature pricing. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

Harris Teeter gross profit in the third quarter of fiscal 2002 of $172.5 million decreased by 0.7% from $173.7 million in the third quarter of fiscal 2001, affected by a $3.4 million inventory charge in the prior year quarter associated with the previously described store divestiture. Excluding the divestiture related inventory charge in the prior year, gross profit in the 2002 third quarter declined by 2.6% from $177.1 million in the comparable period last year. Gross profit was lower primarily due to the displaced sales of divested stores (partially offset by new store sales) and lower comparable store sales. Gross margin on sales improved to 29.5% in the third quarter of 2002 as compared to gross margin in the prior year third quarter of 27.9% including the divestiture inventory charge, and 28.5% excluding such charge. Gross profit as a percent of sales increased primarily as a result of improvements in merchandising, increased sales of higher margin premium private label products and better control of waste, partially offset by the increased costs associated with sales promotional programs. For the third quarter of fiscal 2002, Harris Teeter operating profit was $22.9 million, including the $710,000 favorable adjustment to non-recurring charges previously described, compared to an operating loss of $24.7 million in the comparable prior year quarter, which included non-recurring charges totaling $45.0 million (of which $3.4 million was recorded in cost of sales). Excluding the non-recurring items from the third quarters of both fiscal 2002 and 2001, operating profit of $22.2 million in the current third quarter increased by 9.2% over $20.3 million in the same quarter last year. Excluding the non-recurring items, operating margin on sales of 3.79% in the third quarter of fiscal 2002 improved significantly from the 3.26% in the comparable prior year quarter. This improvement resulted primarily from the above stated factors driving improved gross margin and from improved operating efficiencies such as training and in-store productivity, offset in part by increases in certain selling and administrative expenses, most notably employee fringe benefits. Management further believes that the results for third quarter of fiscal 2002 continue to demonstrate the positive impact of the strategic sale of the 26 stores in non-core markets. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. On a routine basis the company evaluates its existing stores and may from time to time close older or under-performing stores. Harris Teeter opened three new stores (in Charlotte, NC, Raleigh, NC and Arlington, VA) during the third quarter of fiscal 2002, and closed one older store, resulting in 143 stores in operation at June 30, 2002, compared to 137 stores at July 1, 2001 (excluding the 26 stores sold on July 9, 2001). Harris Teeter plans to open three new stores by the end of fiscal year 2002.

American & Efird

In the third quarter of fiscal 2002, A&E sales of $81.5 million declined 0.6% from the $82.0 million reported for the comparable period last year. The modest sales decline in the third quarter represented an improvement from the significant comparative sales declines of the first two fiscal quarters of fiscal 2002, as business conditions for A&E strengthened somewhat in the third quarter. As previously reported, business conditions for the industrial thread manufacturer and distributor had somewhat stabilized and displayed marginal improvement late in the second fiscal quarter. The modest improvement in the U.S. textile and apparel retail environment continued into the third fiscal quarter as manufacturers continued to rebuild inventories. Still A&E faces highly competitive pricing in its markets. Having been negatively impacted by weak U.S. retail consumer demand, deflationary pricing and imports from Asia, business conditions in the textile and apparel industry remain challenging. A&E has also been unfavorably affected by the shift of apparel manufacturing out of the U.S. As a result, U.S. sales by A&E in the third quarter of fiscal 2002 were 12.5% below the comparable prior year quarter. A&E continues to proactively and prudently address these challenges by selectively consolidating operations, managing production schedules and expanding the company's presence in foreign markets to reflect the changing nature of its customer base. The textile and apparel retail replenishment in the U.S., in part, generated improved sales by A&E to foreign customers that export to the U.S. In addition, the economic conditions in certain foreign markets in which A&E has operations have also shown some improvement. Foreign sales by A&E in the third quarter of fiscal 2002 increased by 16.4% from the comparable prior year quarter. A&E's foreign sales in the third quarter of fiscal 2002 accounted for approximately 48% of A&E's total sales, compared to approximately 42% in the third quarter of fiscal 2001. Still, based on the revenues, profits and assets of the foreign operations, individually and in the aggregate, as measured under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," A&E's foreign operations are not material to the consolidated Company. Sales improvements were displayed in nearly all of the foreign operations of A&E during the third quarter of fiscal 2002 as business conditions improved at most of its foreign operations. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years. A&E continues to focus on increasing its market share in key foreign markets. During the third quarter of fiscal 2002, A&E established sales and distribution operations in Bangladesh and Colombia.

A&E's gross profit of $22.9 million in the third quarter of fiscal 2002 increased 11.9% from $20.5 million in the prior year third quarter. Gross margin on sales increased to 28.1% in the 2002 third quarter from 25.0% in the prior year quarter. The improvement in gross margin was facilitated by the cost reduction initiatives and manufacturing consolidations that management has implemented during the previous five fiscal quarters. As a result, with the strengthening of production volume during the third quarter of fiscal 2002 A&E experienced better manufacturing schedules and more favorable manufacturing costs. While pricing in A&E's markets remained highly competitive, the improved manufacturing efficiencies permitted the company to generate increased gross margin on sales during the third quarter of fiscal 2002. In the third quarter of fiscal 2002 operating profit of $8.4 million increased by 167.7% from the $3.1 million in the same quarter last year, after the non-recurring charge of $2.1 million in the prior year quarter as previously described. Third quarter 2002 operating profit displayed an increase of 60.3% over the $5.2 million profit in the comparable period in 2001, excluding the $2.1 million non-recurring charge. The improved operating profit resulted from the initiatives and factors discussed above which contributed to improved gross margins, as well as other cost reduction initiatives. These measures over the past five fiscal quarters included the closing of one spinning plant, consolidating certain U.S. dyeing and finishing operations, reducing the number of U.S. distribution centers, and reducing staffing and expenses. During the third quarter of fiscal 2002, management continued to focus on cost reductions to combat difficult textile and apparel industry conditions. In the current third quarter, the company announced the closing of its Nashville, TN distribution center, thereby reducing the total of A&E's distribution centers in the U.S. to ten centers, including one center in Puerto Rico. A&E experienced improvements in operating profits in the U.S. and in the majority of its foreign operations in the third quarter of fiscal 2002 compared to the same quarter last year. Management is cautiously optimistic that the improvement in sales and operating profit should continue through the fourth quarter of fiscal 2002; however, the turmoil in the stock markets raises concern and uncertainty about the continuation of strength in consumer spending. A&E management remains focused on generating sales growth in global markets and on managing costs and manufacturing capacities.

For the Nine Months Ended June 30, 2002 and July 1, 2001

Consolidated sales in the nine months ended June 30, 2002 of $1.98 billion decreased by 6.5% from the $2.12 billion reported for the first nine months of fiscal 2001. The decline in sales was attributable primarily to the displacement of sales by the 26 Harris Teeter stores divested on July 9, 2001 (partially offset by sales by new stores opened since the third quarter of fiscal 2001) and the weak business conditions at A&E, which showed some improvement during the third quarter of fiscal 2002.

Consolidated gross profit decreased by 3.3% to $561.4 million in the first nine months of fiscal 2002 from $580.7 million in the comparable period of fiscal 2001, affected by a $3.4 million inventory charge (see Non-recurring Impairment and Exit Costs). Excluding the divestiture related inventory charge in the prior year, consolidated gross profit in the first nine months of fiscal 2002 declined by 3.9% from the comparable period last year. In addition to the non-recurring items described in Non-recurring Impairment and Exit Costs, which relate only to the third quarters of fiscal 2001 and 2002, the Company recorded in the second quarter of fiscal 2002 a non-recurring $7.9 million pre-tax charge, or $4.8 million after tax, related to A&E's consolidation of certain U.S. industrial thread dyeing and finishing operations. Including the non-recurring items affecting operating profits in the first nine months of fiscal 2001 and 2002, consolidated operating profit of $70.2 million for the nine months ended June 30, 2002 increased by 135.3% from $29.8 million for the comparable period last year. Excluding the effects of the non-recurring items, operating profit of $77.4 million for the first nine months of fiscal 2002 would have been up 0.5% from $77.0 million in the comparable prior year period.

Net income for the first nine months of fiscal 2002 and 2001 were affected by the non-recurring items discussed above, and additionally the comparable period in fiscal 2001 was also affected by a $20.0 million non-recurring tax charge recorded by the Company in the second quarter of 2001. This tax charge reflected the terms of settlement with the Internal Revenue Service (IRS) for income tax exposure related to the disallowance of deductions for a corporate owned life insurance program. Net income per basic and diluted share, excluding the non-recurring items, in the first nine months of 2002 and 2001 were $0.86 and $0.77, respectively. Excluding the non-recurring items in both periods, consolidated net income of $40.1 million for the first nine months of 2002 increased 12.2% from $35.7 million last year. The increase in earnings before the non-recurring items reflected the strong current performance of Harris Teeter, Ruddick's supermarket subsidiary. In addition, net income for the fiscal 2002 year to date was favorably impacted by a reduction in the effective income tax rate, before non-recurring items, of the Company to 35.8% compared to 39.4% for the comparable period in fiscal 2001. The comparatively lower effective tax rate for the current nine months resulted primarily from the net effects of various non-taxable income and non-deductible costs for certain Company owned life insurance during the current and prior year periods.

Including the non-recurring items associated with each of the comparative periods, the Company reported net income per basic and diluted share of $0.77 for the first nine months of fiscal 2002 compared to a net loss of $0.28 per share in the comparable prior year period. Including the non-recurring items, consolidated net income of $35.7 million in the first nine months of fiscal 2002 increased from a net loss of $12.9 million in the same period last year.

Harris Teeter

Harris Teeter sales of $1.76 billion for the first nine months of fiscal 2002 decreased by 5.5% from the $1.86 billion recorded in the comparable period last year. The overall decline in sales was attributable to the displacement of sales in the 26 stores that were divested in July 2001 and four additional stores closed in subsequent periods (partially offset by sales from the addition of ten new stores since July 1, 2001) and a 0.2% decrease in comparable store sales for the first nine months of fiscal 2002. As an inevitable consequence of Harris Teeter's strategy of focusing on its core markets, the comparable store sales measurement reflects in part the impact of six new store openings, during the first nine months of fiscal 2002, having proximity to existing stores and therefore reducing same store sales. Management believes that the longer term benefit of this strategy will be derived from the underlying population growth rates in Harris Teeter's major core markets. Other factors which impacted the comparable store sales result included a difficult retail environment and general weakness in supermarket sales. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive and characterized by the opening of competitors' new stores in the region and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities in an effort to drive sales and management expects sales gains as the economy improves. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

Harris Teeter gross profit of $506.4 million in the first nine months of fiscal 2002 declined by 1.5% from $514.3 million in the comparable prior year period, which was affected by a $3.4 million inventory charge related to the store divestiture previously described. Excluding this inventory charge in the prior year, gross profit in the nine months of fiscal 2002 declined 2.2% from $517.7 million in the comparable period last year. Gross profit was lower primarily due to the displaced sales of divested stores (partially offset by new store sales) and lower comparable store sales. Gross margin on sales improved to 28.8% in the nine months of 2002 as compared to gross margin in the prior year to date of 27.6% including the divestiture inventory charge, and 27.8% excluding such charge. Gross profit as a percent of sales increased primarily as a result of improvements in purchasing and merchandising, increased sales of higher margin premium private label products and better control of waste, partially offset by the increased costs associated with the sales promotional programs. For the first nine months of fiscal 2002, Harris Teeter operating profit was $65.5 million, including the $710,000 favorable adjustment to non-recurring charges, compared to $10.4 million in the comparable prior year period, which included non-recurring charges totaling $45.0 million, of which $3.4 million was recorded in cost of sales (see Non-recurring Impairment and Exit Costs). Excluding the non-recurring items from the first nine months of both 2002 and 2001, operating profit of $64.8 million in the nine months of 2002 increased by 16.7% over $55.5 million in the comparable period last year. Excluding the non-recurring items, operating margin on sales of 3.68% in the nine months of fiscal 2002 improved significantly from the 2.98% in the comparable prior year period. This improvement resulted primarily from the above stated factors driving improved gross margin, from the positive operating margin impact of the strategic sale in fiscal 2001 of the 26 stores in non-core markets and from improved productivity, offset in part by increases in certain selling and administrative expenses, most notably employee fringe benefit costs. The company maintains ongoing programs designed to generate sales, improve productivity, and manage inventory levels and shrinkage. Further, the company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. On a routine basis the company evaluates its existing stores and may from time to time close older or under-performing stores. Harris Teeter opened nine new stores and closed three older stores during the first nine months of fiscal 2002. The new stores by market were as follows: four in Charlotte, NC, two in Raleigh, NC, one in Nashville, TN, one in Fairfax, VA, and one in Arlington, VA. Harris Teeter had 143 stores in operation at June 30, 2002, compared to 137 stores at July 1, 2001 (excluding the 26 stores sold on July 9, 2001). Harris Teeter plans to open three new stores by the end of fiscal year 2002.

American & Efird

A&E sales of $217.9 million for the first nine months of fiscal 2002 decreased by 13.8% from $252.7 million in the comparable period last year. Business conditions for the industrial thread manufacturer and distributor remained weak during fiscal 2002. However, sales performance in the third quarter of fiscal 2002 represented an improvement from the more significant comparative sales declines of the first two fiscal quarters of 2002 as business conditions for A&E strengthened somewhat in the third quarter. The better business conditions during the more recent quarter were derived from the modest improvement in the U.S. textile and apparel retail environment as manufacturers in the channel continued to rebuild inventories. However, it is difficult to ascertain whether the resulting order activity for A&E will be sustainable. Further, A&E continues to face highly competitive pricing in its markets. Having been negatively impacted by weak U.S. retail consumer demand, deflationary pricing and imports from Asia, business conditions in the textile and apparel industry remain challenging. A&E has also been unfavorably affected by the shift of apparel manufacturing and sourcing out of the U.S. As a result, A&E's sales in its U.S. markets declined by 20.9% in the first nine months of fiscal 2002 compared to the same period in fiscal 2001. A&E continues to proactively and prudently address these challenges by selectively consolidating operations, managing production schedules and expanding the company's presence in foreign markets to reflect the changing nature of its customer base. Weak demand for primarily apparel in the U.S. during much of the first nine months of 2002 also adversely affected sales by A&E to foreign customers that export to the U.S. Foreign sales in the first nine months of fiscal 2002 declined by 3.1% from the comparable prior year period. However, as previously discussed, foreign sales during the third quarter of fiscal 2002 displayed a significant 16.4% sales growth over the comparable prior year quarter. For the nine months of 2002, foreign sales accounted for approximately 45% of total A&E sales compared to approximately 40% in the same period last year. Still, based on the revenues, profits and assets of the foreign operations, individually and in the aggregate, as measured under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," A&E's foreign operations are not material to the consolidated Company. Sales weakness was displayed in a majority of the foreign operations of A&E during the first nine months of fiscal 2002. However, as previously discussed, A&E observed sales improvements in nearly all of its foreign entities in the third quarter of fiscal 2002 as business conditions improved at most of its foreign operations. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years. A&E continues to focus on increasing its market share in key foreign markets. During the first nine months of fiscal 2002, A&E entered into a joint venture with a manufacturing, sales and distribution company in South Africa and also established sales and distribution in Bangladesh and Colombia.

For the first nine months of fiscal 2002, A&E gross profit of $55.0 million declined by 17.2% from $66.4 million in the comparable period last year and gross margin on sales contracted to 25.2% from 26.3%. Lower volume, resulting in reduced manufacturing schedules, and competitive pricing pressures had negative impacts on A&E profitability during the first nine months of fiscal 2002. However, in the last fiscal quarter during that period, an improvement in gross margin was facilitated by the cost reduction initiatives and manufacturing consolidations that management had implemented during the previous five fiscal quarters. The more recent third fiscal quarter exhibited some strengthening in production volume, resulting in more efficient manufacturing schedules and more favorable manufacturing costs. Excluding the previously described non-recurring charges in both 2002 and 2001, A&E operating profit of $12.6 million in the first nine months of fiscal 2002 decreased 41.3% from $21.5 million in the comparable period last year. Inclusive of the non-recurring charges, operating profit of $4.8 million in fiscal 2002 year to date was 75.4% below the $19.4 million of the prior year period. Including non-recurring charges, A&E operating profit in the U.S. market declined by 69.8% in comparison to the first nine months of the prior fiscal year, although the third quarter of fiscal 2002 displayed improvement in U.S. profits compared to the prior year quarter. Further, A&E experienced lower profits in most of its foreign operations in the first nine months of fiscal 2002 when compared to the same period last year. Despite staff reductions and other cost containment measures, the operating results of A&E for the first nine months of fiscal 2002 were adversely impacted by the sales demand weakness.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E's industry have remained very difficult during much of the first nine months of fiscal 2002. Management is cautiously optimistic that the improved business conditions that A&E experienced in the third quarter of fiscal 2002 will continue throughout the fourth fiscal quarter. However, the sustainability of this trend is uncertain as the turmoil in the stock markets raises concern and uncertainty about the continuation of strength in consumer spending. A&E management remains focused on generating sales growth in global markets and on managing costs and manufacturing capacities. The depth and duration of softness in apparel and other markets in which A&E participates will obviously have an impact on A&E profitability. At Harris Teeter the consistent execution of productivity initiatives implemented at under-performing stores will dictate the pace at which its margins could improve. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. Ruddick Corporation management is cautiously optimistic that the favorable trends affecting A&E and the positive results of initiatives at Harris Teeter may continue during the fourth quarter of fiscal 2002.

Capital Resources and Liquidity

Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, Harris Teeter, Inc. and American & Efird, Inc., is engaged in the primary businesses of regional supermarket operations and industrial sewing thread manufacturing and distribution, respectively. Ruddick has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There exist no restrictions on such dividends, which are determined as a percentage of net income of each subsidiary.

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of June 30, 2002, this percentage was 28.4%, as compared to 25.7% at September 30, 2001.

The Company's principal source of liquidity has been cash generated from operating activities. As of June 30, 2002, the Company had cash and cash equivalent balances of $84.6 million compared to $34.9 million at September 30, 2001. During the first nine months of fiscal 2002, the net cash provided by operating activities of $106.0 million was more than sufficient to fund both the net investing activities which required $45.2 million and net financing activities which required $11.1 million. Consistent with the planned reduction in capital spending in fiscal 2002, capital expenditures for the first nine months totaled $55.6 million compared to depreciation and amortization of $56.6 million. Financing activity requirements were dominated by $12.5 million for cash dividends to shareholders.

Historically, the Company had a syndicated credit agreement with three banks providing for borrowings of up to an aggregate of $100 million under established revolving lines of credit. After the merger of two of the Company's three bank lenders during the fiscal quarter ended December 30, 2001, and with the pending final maturity of that existing revolving credit arrangement of January 2, 2003, the Company sought to establish a new revolving credit arrangement. The maximum amount outstanding under the previous credit facilities was $0.9 million during the quarter ended March 31, 2002, and at September 30, 2001. On May 14, 2002, the Company and three banks entered into a new revolving credit facility for an aggregate amount of up to $100 million to refinance the existing facility. Borrowings and prepayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, all borrowings under the facility are classified as long term debt. During the period from inception of the credit facility to June 30, 2002, there has been no borrowing under the revolving credit facility. The facility has a maturity of three years, plus two annual extensions of one year each if then granted by the banks. The amount which may be borrowed from time to time and the interest rate chargeable on such borrowing are each dependent upon a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of June 30, 2002, the Company was well within the various financial covenants. Under the leverage ratio, as of June 30, 2002, the Company would have the capacity to borrow up to approximately $62.6 million, although no borrowings are needed or anticipated for the foreseeable future. The Company also has $150 million of senior unsecured debt outstanding, with annual repayments of $7.1 million due in each of fiscal years 2005 - 2011 and $100 million due in fiscal 2017. In addition, as described in more detail below, the Company has an outstanding debt obligation for $33.7 million related to certain real property leases, which obligation requires repayment on September 13, 2004. Further, as of June 30, 2002, the Company had $9.4 million of various other debt obligations and capital leases of which $4.4 million is either due upon demand or within 12 months. Further, the Company has the capacity to borrow up to an aggregate amount in excess of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $33.7 million at June 30, 2002. The total financing costs for these properties was $981,000 in the nine months ended June 30, 2002. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $33.8 million. The Company guarantees repayment of approximately $30.1 million if it elects the sale option. During the quarter ended March 31, 2002, the Company consolidated the above property and related debt obligation in the Company's consolidated condensed balance sheet, increasing property, net and long term debt. Those balances as of June 30, 2002, were $33.6 million in property, net and $33.7 million in long term debt.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur as described above. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

Additionally, the Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $16.9 million as of June 30, 2002.

Working capital of $155.0 million at June 30, 2002 increased $42.7 million from $112.3 million at September 30, 2001. The change in working capital was primarily the net result of increases in balances of cash and cash equivalents, as increases in accounts payable and income taxes payable exceeded the funding required for increases in accounts receivable and inventories. The current ratio was 1.6 at June 30, 2002 and 1.5 at September 30, 2001.

During the first nine months of fiscal 2002, capital expenditures totaled $55.6 million. A&E has spent $4.8 million of the $10 million it plans to spend in fiscal year 2002. The decrease in A&E annual capital spending from the $19.2 million spent last year reflects primarily the substantial completion in fiscal 2001 of the China dyehouse facility. Harris Teeter has spent $46.1 million of an anticipated $72 million of capital expenditures in fiscal year 2002. The $72 million represents a 4.4% increase over the $68.5 million of annual capital spending by Harris Teeter in fiscal 2001. Harris Teeter anticipates that its capital for new store growth will be applied in its core markets in fiscal 2002 as well as the foreseeable future. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
Exhibit No.	Description of Exhibit
3.2	Amended and Restated Bylaws of the Company
10.1	Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002.
11	Statement Re: Computation of Per Share Earnings
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

Current Report on Form 8-K dated April 18, 2002 and filed April 23, 2002; Items 4 and 7.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

RUDDICK CORPORATION
DATE: August 13, 2002	/s/ John B. Woodlief John B. Woodlief VICE PRESIDENT- FINANCE AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K	Description of Exhibit

3.2	Amended and Restated Bylaws of the Company

10.1	Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002.

11	Statement Re: Computation of Per Share Earnings

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.