Form 10-K
period 2002-09-29
RUDDICK CORP
filed 2002-12-09
CIK 85704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 29, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-6905

RUDDICK CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0905940 (I.R.S. Employer Identification Number)

301 S. Tryon St., Suite 1800, Charlotte, North Carolina (Address of principal executive offices)	28202 (Zip Code)

Registrant’s telephone number, including area code: (704) 372-5404

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:

Common Stock	New York Stock Exchange, Inc.
Rights to Purchase Series A Junior Participating Additional Preferred Stock	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 2, 2002 was $474,136,030.

     As of December 2, 2002, the Registrant had outstanding 46,547,875 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Shareholders to be held on February 20, 2003. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION

AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002

PART I

Item 1.     Business

      Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) operates a regional chain of supermarkets in six southeastern states and American & Efird, Inc. (“A&E”) manufactures and distributes industrial and consumer sewing thread.

      At September 29, 2002, the Company and its subsidiaries had total consolidated assets of $1,038,947,000 and had approximately 17,650 employees. The principal executive offices of the Company are located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina 28202.

      Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company. In 1969, the Company acquired Harris Teeter. As of the beginning of fiscal 1996, Ruddick Investment Company ceased to be classified as an operating company of the Company as its relative size to the consolidated Company declined as compared to Harris Teeter and A&E. Ruddick Investment Company continues to manage venture capital holdings in a limited number of entities and has invested in various independently managed venture capital investment funds. For information regarding the Company’s venture capital and real estate holdings, see the Note entitled “Investments” of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in Item 8 hereof.

      The two businesses in which the Company engages through its principal operating subsidiaries, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled “Industry Segment Information” of the Notes to Consolidated Financial Statements of Ruddick Corporation and Subsidiaries in Item 8 hereof.

      The only foreign operations conducted by the Company are through A&E. Neither of the two businesses engaged in by the Company would be characterized as seasonal.

      Net revenue received from domestic United States customers was $2,504,430,000 in fiscal 2002, $2,611,468,000 in fiscal 2001 and $2,570,924,000 in fiscal 2000. Net revenue received from customers in foreign countries was $139,768,000 in fiscal 2002, $131,822,000 in fiscal 2001 and $121,167,000 in fiscal 2000. Net long-lived assets located in the domestic United States were $511,443,000 at fiscal year end 2002, $502,680,000 at fiscal year end 2001 and $560,693,000 at fiscal year end 2000. Net long-lived assets located in foreign countries were $30,836,000, $30,592,000 and $24,692,000 at fiscal year end 2002, 2001 and 2000, respectively.

      The Company employs fifteen people, including two executive officers who formulate and implement overall corporate objectives and policies. The Company’s employees perform functions in a number of areas including finance, accounting, audit, insurance, reporting, employee benefits and public and shareholder relations. The Company assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Company.

Harris Teeter

      Harris Teeter operates supermarkets in North Carolina (111), Virginia (13), South Carolina (10), Georgia (1), Tennessee (5) and Florida (3) for sales of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, floral and other products normally offered for sale in supermarkets. Harris Teeter has a program in place whereby each retail store will undergo remodels on a regular basis. Harris Teeter remodeled 18 stores during fiscal 2002 and expects to remodel 24 stores in fiscal 2003. In addition, during fiscal 2002 twelve new stores were opened and six stores were closed. As of fiscal year end 2002, Harris Teeter had 143 stores in operation. Its principal offices and distribution facility containing cold storage perishable products and dry groceries are located near Charlotte,

North Carolina. Another dry grocery, cold storage perishable and frozen products storage facility is located in Greensboro, North Carolina. Harris Teeter produces dairy products, but buys most of the products it sells, including its private label brands. Harris Teeter’s sales constituted 89% of the Company’s consolidated sales in fiscal 2002 (88% in 2001 and 87% in 2000).

      The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains and discount supercenters, many of which are larger in terms of assets and sales, as well as with independent merchants. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry and this trend is expected to continue. Additionally, some discount supercenter operators, such as Wal-Mart, may continue to expand into more traditional supermarket formats. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of customers has a material effect upon the business of Harris Teeter.

      At fiscal year end, Harris Teeter employed approximately 8,154 full-time and 6,481 part-time employees, none of whom were represented by a union. Harris Teeter considers its employee relations to be good.

American & Efird, Inc.

      A&E is a leading manufacturer and distributor of sewing thread, produced from natural and synthetic fibers, for worldwide industrial and consumer markets. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. The company’s sales are primarily of industrial sewing thread products, which are sold to manufacturers through A&E’s employed sales representatives, commissioned agents and distributors. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 11% of the Company’s consolidated sales in fiscal 2002 (12% in 2001 and 13% in 2000).

      Over 70% of A&E’s sales are industrial thread for use in apparel products. The apparel market is made up of many categories servicing both genders and diverse age groups, including jeanswear, underwear, menswear, womenswear, outerwear, intimate apparel, workwear and childrenswear. A&E also manufactures industrial thread for use in a wide variety of non-apparel products including home furnishings, automotive, footwear, upholstered furniture, sporting goods, caps and hats, gloves, leather products, medical products, and tea bag strings.

      Headquartered in Mt. Holly, North Carolina, the company operates nine modern manufacturing facilities in North Carolina. These facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to manufacturing, A&E operates ten distribution centers in the U. S.

      A&E also has wholly-owned operations in Belgium, Canada, China, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Northern Ireland, Italy, Mexico, Malaysia and Poland, majority-owned joint ventures in China, Dominican Republic and Haiti and minority interest in ventures with ongoing operations in Bangladesh, Estonia, Mauritius, the Netherlands, Portugal, Slovakia, South Africa and Sri Lanka. A&E’s amount of assets in these foreign operations totals approximately $105 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

      The domestic order backlog, believed to be firm, as of the end of the 2002 fiscal year was approximately $8,785,000 versus $8,988,000 at the end of the preceding fiscal year. The majority of the order backlog is expected to be filled within three weeks of fiscal year end. The international order backlog is not material. A&E has approximately 7,200 domestic and 5,000 international customer accounts which are active. In fiscal 2002, no single customer accounted for more than 8% of total net sales, and the ten largest customers accounted for 23% of total net sales.

      A&E purchases cotton from farmers and domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers and are currently available in an adequate supply.

      A&E has two patents issued. There are no material licenses, franchises, or concessions held by A&E. Research and Development expenditures were $490,000, $432,000, and $459,000 in fiscal 2002, 2001 and 2000, respectively, none of which were sponsored by customers. Three employees are engaged in this activity full-time.

      The industrial sewing thread industry is highly competitive. A&E is one of the world’s largest manufacturers of industrial sewing threads and also manufactures and distributes consumer sewing thread. A&E’s principal North American competition includes Coats American, Inc. and imports sold primarily through distributors. Globally, A&E competes with Coats plc as well as regional producers and merchants in various foreign markets served by A&E. The key competitive factors are quality, service, and price. In the consumer thread market, A&E competes with a number of large, well-established companies, including Coats American, Inc.

      A&E employed approximately 3,000 persons worldwide as of the end of fiscal 2002. A&E considers its employee relations to be good.

Item 2.     Properties

      The executive offices of the Company are located in approximately 9,000 square feet of leased space in a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

      Harris Teeter owns its principal offices, which consist of 116,000 square feet of space located on a 10-acre tract of land near Charlotte, North Carolina. Harris Teeter also owns a 104-acre tract east of Charlotte where a cold storage and dry grocery distribution facility is located. This facility includes approximately 330,000 square feet of dry grocery warehousing space and approximately 187,000 square feet of storage for refrigerated or perishable goods. Harris Teeter also owns a 49-acre tract in Greensboro, North Carolina, which contains approximately 550,000 square feet of dry grocery warehousing, including the single pick facility for health and beauty care and other general merchandise, approximately 164,000 square feet of perishable warehouse and approximately 199,000 square feet of frozen goods storage. Harris Teeter owns a 90,500 square foot milk processing and ice cream manufacturing facility located on 4.7 acres of land in High Point, North Carolina. During fiscal 2002 Harris Teeter closed its 18,050 square foot milk processing plant located on 8.3 acres in Charlotte, North Carolina after consolidating its operations into the High Point facility. Harris Teeter operates its retail stores primarily from leased properties. The base annual rentals on leased store and warehouse properties as of September 29, 2002 aggregated approximately $52,325,000 net of sublease rentals of approximately $3,664,000. In addition to the base rentals, certain lease agreements provide for additional annual rentals based on 1% of the amount by which annual store sales exceed a predetermined amount. During the fiscal year ended September 29, 2002, the additional rental amounted to approximately $1,329,000. Harris Teeter’s supermarkets range in size from approximately 12,000 square feet to 66,000 square feet, with an average size of approximately 40,800 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years.

Harris Teeter Store Data

	2000	2001	2002

Stores Open at End of Period	156	137	143
Average Weekly Net Sales Per Store*	$294,957	$312,519	$320,262
Average Square Footage Per Store	40,248	40,447	40,774
Average Square Footage Per New Store Opened During Period	36,434	36,743	38,408
Total Square Footage at End of Period	6,278,753	5,541,229	5,830,698

*	Computed on the basis of aggregate sales of stores open for a full year.

      A&E’s principal offices, nine domestic manufacturing plants and one distribution center are all owned by A&E and are all located in North Carolina. Manufacturing and related warehouse facilities have an aggregate of 1,933,749 square feet of floor space and an approximate insured value of the facilities and equipment at $414,000,000. A&E has the capacity to produce annually approximately 40,000,000 pounds of industrial sewing thread and has a dyeing capacity of approximately 33,650,000 pounds per year. Capacities are based on 168 hours of operations per week.

      A&E leases nine distribution centers scattered throughout its domestic markets with an aggregate of 254,472 square feet of floor space and an approximate annual rent of $1,058,000.

      Through subsidiaries, A&E also owns six international manufacturing and/or distribution facilities with an aggregate of 748,924 square feet of floor space and an approximate insured value of $26,300,000. A&E leases another 23 international facilities with an aggregate of 453,159 square feet of floor space and an approximate annual rent of $1,400,000. The subsidiaries which are engaged in manufacturing have a sewing thread dyeing capacity of approximately 20,750,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its subsidiaries, A&E also has minority interests in various joint ventures.

Item 3.     Legal Proceedings

      The Company has previously been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to releases or threatened releases of hazardous substances, pollutants and contaminants at the Leonard Chemical Company site (the “Site”) in Rock Hill, South Carolina. The Company’s potential liability is based on the alleged disposal of waste material at this Superfund site by Pargo, Inc. Pargo, Inc. was a wholly owned subsidiary of the Company from 1969 to 1972. The Company and 14 other parties previously entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (“USEPA”) for the performance of a remedial investigation/feasibility study at the Site. The Company participated in the remedial investigation/feasibility study on the condition that its share of the costs was not to exceed 1.8% of the total plus an additional payment of $4,680 for costs previously incurred by other parties. Under the interim allocation of costs agreed to by the parties to the Administrative Order on Consent, the Company’s share was 1.155% of the total cost. The work required under the AOC has now been completed. USEPA has issued a Record of Decision detailing how the Site is to be remediated.

      The Company received a Special Notice Letter for Remedial Design/Remedial Action from the United States Environmental Protection Agency, Region 4 (the “EPA”), identifying it as a potentially liable party at the Site. The Special Notice Letter demands payment of past response costs incurred by the EPA in the amount of $151,838 and invites the Company to submit a good faith offer to conduct the remedial design/remedial action at the Site. The EPA did not provide an estimated cost to conduct the remedial design/remedial action. Ruddick has denied any potential liability at the Site and has communicated this denial of liability in writing to the EPA. As of the date hereof, the Company has not received a response from the EPA. The Company continues to aggressively deny any allegations of liability as to the Site. The Company does not believe that this proceeding will have a material effect on its business or financial condition.

      The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s business or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4A.     Executive Officers of the Registrant

      The following list contains the name, age, positions and offices held, and period served in such positions or offices for each of the executive officers of the Registrant.

      Thomas W. Dickson, age 47, is the President and Chief Executive Officer of the Company and has been the President and principal executive officer of the Company since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Company. He also served as A&E’s President from February 1994 to August 1996 and Executive Vice President from 1991 to 1994.

      John B. Woodlief, age 52, is the Vice President — Finance and Chief Financial Officer of the Company and has been the Vice President — Finance and principal financial officer of the Company since November 1999. Prior to that time he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 – 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers beginning in January of 1997. He joined Price Waterhouse in 1972.

      Fred J. Morganthall, II, age 51, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter’s Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

      Fred A. Jackson, age 52, has been President of A&E since August 1996. Prior to that time, for more than five years, he served as its Senior Vice President — Industrial Thread Sales.

      The executive officers of the Company and its subsidiaries are elected annually by their respective Boards of Directors. Thomas W. Dickson is the son of R. Stuart Dickson and the nephew of Alan T. Dickson, each of whom are directors of the Company. No other executive officer has a family relationship with any other executive officer or director or nominee for director as close as first cousin.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      Information regarding the principal market for the Company’s common stock (the “Common Stock”), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in the 2002 and 2001 fiscal years is set forth below. The Common Stock is listed on the New York Stock Exchange. As of December 2, 2002, there were 5,867 holders of record of Common Stock.

Quarterly Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2002
Dividend per share	$.09	$.09	$.09	$.09
Market price per share
High	$16.98	$17.41	$17.59	$17.97
Low	14.45	15.12	15.30	15.00
Fiscal 2001
Dividend per share	$.09	$.09	$.09	$.09
Market price per share
High	$14.125	$14.200	$17.200	$17.030
Low	10.813	9.813	12.000	13.820

      Information regarding restrictions on the ability of the Company to pay cash dividends is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” in Item 7 hereof.

Item 6.     Selected Financial Data

	2002(1)	2001(1)	2000	1999	1998

	(Dollars in thousands, except per share data)
Net sales	$2,644,198	$2,743,290	$2,692,091	$2,634,289	$2,497,407
Total operating profit	101,268	53,437	106,624	104,055	94,196
Earnings before interest, taxes, depreciation & amortization (EBITDA)	168,588	125,230	176,896	166,699	152,851
Net income (loss)	51,983	(727)	51,002	50,714	46,772
Net income (loss) per share
Basic	1.12	(0.02)	1.10	1.09	1.00
Diluted	1.12	(0.02)	1.10	1.08	1.00
Dividend per share	0.36	0.36	0.36	0.33	0.32
Total assets	1,038,947	939,988	1,021,018	970,114	931,618
Long-term debt — including current portion	185,892	157,113	227,940	198,961	191,931
Shareholders’ equity	457,688	445,353	473,005	443,683	410,725
Book value per share	9.85	9.61	10.23	9.55	8.82

(1)	Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal 2002 Compared to Fiscal 2001 — Non-recurring Exit and Other Costs, below which describes certain non-recurring items in fiscal 2002 and 2001 as follows:

Fiscal 2002 — Net charges of $7,113,000 ($4,394,000 after income tax benefit) related to asset impairment costs and other exit costs.

Fiscal 2001 — Charges of $47,140,000 ($28,655,000 after income tax benefit) related to asset impairment costs and other exit costs and of $20,000,000 of additional income taxes related to a settlement with the Internal Revenue Service.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Fiscal 2002 Compared to Fiscal 2001

  Revenues

      Consolidated sales in the fiscal year ended September 29, 2002 of $2.64 billion decreased by 3.6% from the $2.74 billion reported for fiscal 2001. Contributing to the sales decline in fiscal 2002 were weak business conditions at American & Efird (A&E), the Company’s textile subsidiary, especially during the first two quarters of fiscal 2002, and the displacement of supermarket sales by 26 stores in non-core markets of subsidiary Harris Teeter, which stores were divested in July 2001. New stores opened by Harris Teeter in its core markets during fiscal 2002 partially offset the sales reductions associated with the divested and closed stores.

  Non-recurring Exit and Other Costs

      Included in the results for fiscal years 2002 and 2001 were certain items that are not considered recurring by management. The non-recurring pre-tax charge recorded in the third quarter of fiscal 2001 for exit costs associated primarily with the sale of the 26 stores was $45.0 million, or $27.4 million after net tax benefits of $17.6 million. The pre-tax charge was composed of $32.4 million related to asset impairments, $3.4 million related to inventory adjustments (recorded in cost of sales) and $9.2 million related to other exit costs, which included lease liability costs ($5.8 million), severance and personnel costs ($1.8 million) and other costs ($1.6 million). In the third quarter of fiscal 2002, the Company realized $710,000 ($431,000 after income taxes) in non-recurring income (i.e., cost reduction) related to favorable experience of actual charges incurred compared to costs estimated, including the more favorable settlement of certain lease obligations. As of

September 29, 2002, the remaining balance of the exit cost reserve was $812,000, required primarily for rent obligations. In the third quarter of fiscal 2001, the Company also recorded a non-recurring pre-tax charge of $2.1 million, or $1.3 million after net tax benefits of $0.8 million, primarily for the impairment of an A&E spinning facility which was closed in fiscal 2001. Additionally, the Company recorded in the second quarter of fiscal 2002 a non-recurring $7.9 million pre-tax charge, or $4.8 million after tax, related to A&E’s consolidation of certain U.S. industrial thread dyeing and finishing operations. Favorable experience of $35,000 was recognized in the fourth quarter of fiscal 2002. No remaining exit cost reserve existed at September 29, 2002. Additionally, fiscal 2001 was affected by a $20.0 million non-recurring tax charge recorded by the Company in the second quarter. This tax charge reflected the terms of settlement with the Internal Revenue Service (IRS) for income tax exposure related to the disallowance of deductions for a corporate owned life insurance program.

  Profits and Earnings

      Consolidated gross profit of $754.8 million in fiscal 2002 declined slightly from $758.5 million in fiscal 2001, which had been affected by a $3.4 million inventory charge (see Non-recurring Exit and Other Costs). Excluding the divestiture related inventory charge in the prior year, consolidated gross profit in fiscal 2002 declined by 1.0% from the prior year. Reported operating profit in fiscal 2002 of $101.3 million increased by 89.5% from $53.4 million for fiscal 2001. Excluding the effects of the non-recurring items in both years, operating profit of $108.4 million in fiscal 2002 would have been up 7.8% from $100.6 million in fiscal 2001.

      Net income in fiscal 2002 and 2001 were affected by the non-recurring items discussed above. Including the non-recurring items associated with each of the comparative periods, the Company reported net income per basic and diluted share of $1.12 in fiscal 2002 compared to a net loss of $0.02 per share in fiscal 2001. Including the non-recurring items, consolidated net income of $52.0 million in fiscal 2002 increased from a net loss of $0.7 million in the prior year. Net income per basic and diluted share, excluding the non-recurring items in both years, would have been $1.21 in fiscal 2002 compared to $1.03 in fiscal 2001. Excluding the non-recurring items in both periods, consolidated net income of $56.4 million in fiscal 2002 increased 17.6% from $47.9 million last year. The increase in earnings before the non-recurring items reflected the strong current performance of Harris Teeter. In addition, net income in fiscal 2002 was favorably impacted by a reduction in the effective income tax rate of the Company, to 36.3% compared to 37.9% in fiscal 2001, excluding the effect of the fiscal 2001 tax settlement previously discussed. The lower effective tax rate for the current fiscal year resulted primarily from the net effects of various non-taxable income and non-deductible costs during the current and prior year periods.

  Harris Teeter

      Harris Teeter sales of $2.35 billion in fiscal 2002 decreased by 2.8% from the $2.42 billion recorded in fiscal 2001. The overall decline in sales was attributable primarily to the displacement of sales in the 26 stores that were divested in July 2001 partially offset by sales from the opening of new stores. Additionally, comparable store sales were down 0.15% for the fiscal year. As an inevitable consequence of Harris Teeter’s strategy of focusing on its core markets, the comparable store sales measurement reflects in part the impact during fiscal 2002 of opening six new stores, or half of its new stores, within close proximity to existing stores and thereby reducing comparable store sales. Harris Teeter estimates that without the cannibalization effects of those six new stores the comparable store sales for fiscal 2002 would have increased by approximately 1.75%. Management believes that the longer term benefit of its strategy of focusing capital and resources on its core markets will be derived from the underlying population growth rates in Harris Teeter’s major core markets. Other factors which impacted the comparable store sales result during fiscal 2002 included a difficult retail environment and general weakness in supermarket sales. Widespread economic weakness and increased supermarket competition throughout the industry have put pressure on most supermarket operator’s sales. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive and characterized by the opening of competitors’ new stores in the region and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities in an effort to drive sales and management expects sales gains as the economy improves. The company plans to continue to utilize customer data obtained from the Very Important Customer (“VIC”) loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets. Given the reduced number of stores in operation, chain-wide non-perishable product sales for fiscal 2002 were down by 4.9% when compared to fiscal 2001. Dairy, meat, frozen products and produce had sales decreases and increases ranging from down 3.4% to up 2.4%, and were down 1.0% in the aggregate. Further, in-store pharmacy operations displayed growth primarily as a result of expansion.

      Harris Teeter gross profit of $677.7 million in fiscal 2002 was up only slightly from $675.9 in fiscal 2001, which was affected by a $3.4 million inventory charge related to the store divestiture previously described. Excluding this inventory charge in the prior year, gross profit in fiscal 2002 declined slightly from $679.4 million in the comparable period last year. Gross profit was lower primarily due to the displaced sales of divested stores (partially offset by new store sales) and lower comparable store sales. Gross margin on sales improved to 28.8% in fiscal 2002 as compared to gross margin in the prior year of 28.0% including the divestiture inventory charge, and 28.1% excluding such charge. Gross profit as a percent of sales increased primarily as a result of improvements in purchasing and merchandising, increased sales of higher margin premium private label products and better control of waste, partially offset by the increased costs associated with the sales promotional programs. For fiscal 2002, Harris Teeter operating profit was $88.8 million, including the $710,000 favorable adjustment to non-recurring charges, compared to $31.8 million in fiscal 2001, which included non-recurring charges totaling $45.0 million, of which $3.4 million was recorded in cost of sales (see Non-recurring Exit and Other Costs). Excluding the non-recurring items from both fiscal 2002 and 2001, operating profit of $88.1 million in fiscal 2002 increased by 14.6% over $76.8 million in the prior year. Excluding the non-recurring items, operating margin on sales of 3.75% in fiscal 2002 improved significantly from 3.18% in the prior year. This improvement resulted primarily from the above stated factors driving improved gross margin, from the positive operating margin impact of the strategic sale in fiscal 2001 of the 26 stores in non-core markets and from improved productivity, offset in part by increases in certain selling and administrative expenses, most notably employee fringe benefit costs and credit card fees. The company maintains ongoing programs designed to generate sales, improve productivity, and manage inventory levels and shrinkage. Further, the company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. Harris Teeter opened twelve new stores and closed six older stores during fiscal 2002. The new stores by market were as follows: five in the Charlotte, NC market, two in Raleigh, NC, one in Chapel Hill, NC, one in Nashville, TN, and three in the northern Virginia market. Harris Teeter had 143 stores in operation at September 29, 2002, compared to 137 stores at the end of fiscal 2001. Total store square footage was 5.8 million at the end of fiscal 2002 compared to 5.5 million at the end of fiscal 2001. Harris Teeter plans to open five new stores by the end of fiscal 2003 and eleven new stores during fiscal 2004. On a routine basis the company periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores. The company currently anticipates store closings in fiscal 2003 similar in number to fiscal 2002 based on lease expirations and other factors.

     American & Efird

      A&E sales of $294.5 million in fiscal 2002 decreased by 9.8% from $326.5 million in fiscal 2001. Business conditions for the industrial thread manufacturer and distributor were weak during the first half of fiscal 2002. Sales performance in the third and fourth quarters of fiscal 2002 represented an improvement from the more significant comparative sales declines of the first two fiscal quarters of 2002 as business conditions for A&E strengthened somewhat beyond the mid-year. The better business conditions during the more recent quarters were derived from the modest improvement in the U.S. textile and apparel retail environment as manufacturers in the channel rebuilt inventories somewhat during the period. However, A&E incurred weaker business conditions at the end of the fourth quarter of fiscal 2002 reflecting slower demand for apparel and home furnishings at retailers. Further, A&E continues to face highly competitive pricing in its markets. Having been negatively impacted by weak U.S. retail consumer demand, deflationary pricing and imports from Asia, business conditions in the textile and apparel industry remain challenging. A&E has also been unfavorably affected by the shift of apparel manufacturing and sourcing out of the U.S. As a result, A&E’s sales in its U.S. markets declined by 19.3% in fiscal 2002 compared to fiscal 2001. A&E continues to proactively and prudently address these challenges by selectively consolidating operations, managing production schedules and expanding the company’s presence in foreign markets to reflect the changing nature of its customer base. Weak demand for primarily apparel in the U.S. during much of 2002 also adversely affected sales by A&E to foreign customers that export to the U.S. Primarily as a result of retail inventory replenishment in the second half of the fiscal year, foreign sales by A&E in fiscal 2002 increased by 4.2% from fiscal 2001. In fiscal 2002, foreign sales accounted for approximately 47% of total A&E sales compared to approximately 40% in the prior fiscal year. During the fourth quarter of fiscal 2002 the foreign sales of A&E represented more than half (51%) of its total sales for the first time in the company’s history. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. Foreign sales in fiscal 2002 represented 5.2% (4.8% in 2001) of the consolidated sales of the Company, with Harris Teeter having no foreign sales. Sales weakness was displayed in a majority of the foreign operations of A&E during the first six months of fiscal 2002. However, A&E observed sales improvements in nearly all of its foreign entities in the third and fourth quarters of fiscal 2002 as business conditions improved at most of its foreign operations. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years. A&E continues to focus on increasing its market share in key foreign markets. During fiscal 2002, A&E entered into a joint venture with a manufacturing, sales and distribution company in South Africa, established sales and distribution in Bangladesh and Colombia, and acquired an equity interest in a sewing thread company in the Netherlands with plans to acquire majority ownership during fiscal 2003 and full ownership during fiscal 2004. While these ventures and acquisitions are relatively small, they provide A&E with enhancements to its foundation for global operations.

      In fiscal 2002, A&E gross profit of $77.1 million declined by 6.6% from $82.6 million in fiscal 2001, however, gross margin on sales in 2002 improved to 26.2% from 25.3% last year. Lower volume, resulting in reduced manufacturing schedules, and competitive pricing pressures had negative impacts on A&E profitability during much of the first six months of fiscal 2002. However, in the third and fourth quarters of fiscal 2002, an improvement in gross margins was facilitated by the cost reduction initiatives and manufacturing consolidations that management has implemented during past periods. During the past two years A&E has closed one spinning plant, consolidated the U.S. dyeing and finishing operations, reduced the number of U.S. service centers, and reduced staffing and expenses. Some strengthening in demand for A&E’s products in the second half of fiscal 2002 resulted in more efficient manufacturing schedules and more favorable manufacturing costs. However, given the weakened demand that A&E experienced near the end of fiscal 2002, the more favorable manufacturing volume might not be sustainable in fiscal 2003. A&E consolidated operating profit of $12.5 million in fiscal 2002 was 42.2% below the $21.6 million of fiscal 2001, including the non-recurring charges associated with each of the years (see Non-recurring Exit and Other Costs). A&E operating profit in the U.S. market in fiscal 2002 declined by 40.7% in comparison to the prior fiscal year, although the third and fourth quarters of fiscal 2002 displayed improvements in U.S. profits compared to the comparable prior year periods. Excluding the previously described non-recurring charges in both 2002 and 2001, A&E consolidated operating profit of $20.3 million in fiscal 2002 decreased 14.4% from $23.7 million in the prior year. Foreign operations contributed approximately 22% of A&E’s operating profit in fiscal 2002, compared to 24% in fiscal 2001. Foreign sales growth generates increases in greige production volume and efficiencies at A&E’s domestic U.S. manufacturing facilities, and accordingly, some portion of domestic profits is attributable to foreign sales. About half of A&E’s foreign operations displayed improvements in operating profitability in fiscal 2002 when compared to the prior year. Despite staff reductions and other cost containment measures, the operating results of A&E for fiscal 2002 were adversely impacted by the sales demand weakness.

Outlook

      While the performance of Harris Teeter has been strong, the economic conditions in A&E’s industry have remained very difficult during much of fiscal 2002. Management observed with cautious optimism the improved business conditions that A&E experienced in the third and fourth quarters of fiscal 2002. The sustainability of any favorable trend that may have been observed is questionable as business conditions for A&E weakened in the last month of fiscal 2002 reflecting the weakness in U.S. apparel and home furnishings markets. Further, the turmoil in the stock markets raises concern and uncertainty about the future strength of consumer spending. A&E management remains focused on generating sales growth in global markets and on managing costs and manufacturing capacities. The depth and duration of softness in apparel and other markets in which A&E participates will obviously have an impact on A&E profitability. While the operating performance of Harris Teeter showed improvement throughout fiscal 2002, further improvement will be dependent on the ability to offset rising costs, including health care, pensions and credit card fees. Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. Further, at Harris Teeter the consistent execution of productivity initiatives implemented at under-performing stores will impact on the pace at which its margins could improve. The competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. Based on the present economic environment, as the Company looks forward to fiscal 2003 management remains cautious in its expectations and believes that it will be difficult to maintain the historically high level of profitability that was generated within the final quarter of fiscal 2002.

Results of Operations — Fiscal 2001 Compared to Fiscal 2000

      For the fiscal year ended September 30, 2001, consolidated sales of $2.74 billion increased 1.9% over the $2.69 billion reported in the fiscal year ended October 1, 2000. After incurring certain non-recurring charges during fiscal year 2001 (see Non-recurring Exit and Other Costs), the Company reported a consolidated net loss for fiscal 2001 of $0.7 million compared to net income of $51.0 million in fiscal 2000. Basic and diluted earnings (loss) per share were $(.02) in fiscal 2001 compared to $1.10 in fiscal 2000. In addition to the aforementioned non-recurring charges during fiscal 2001, the decrease in net income resulted primarily from reduced operating profit at A&E, which faced weakening business conditions throughout fiscal 2001. Harris Teeter displayed improved operating performance over the course of fiscal 2001, excluding the non-recurring charges.

      Consolidated net income, excluding the aforementioned non-recurring charges, would have been $47.9 million in fiscal 2001, down 6.0% from the $51.0 million reported in fiscal 2000. Basic and diluted earnings per share, before non-recurring charges, would have been $1.03 in fiscal 2001 compared to $1.10 in fiscal 2000.

Harris Teeter, Inc.

      Harris Teeter sales increased by 3.6% in fiscal 2001 to $2.42 billion from $2.33 billion in fiscal 2000. The growth in sales was moderated by the effect of sales displaced in the fourth quarter of fiscal 2001 due to the divestiture of 26 stores on July 9, 2001. The divested stores generated sales of $207.1 million during a 40-week period of fiscal 2001 until divestiture compared to sales of $273.4 million in full fiscal 2000. Excluding the divested stores from each fiscal year, Harris Teeter sales for stores in operation in both annual periods increased by 2.84% in fiscal 2001 as compared to 1.28% growth in fiscal 2000. The market environment for supermarkets in the Southeast continued to be highly competitive and characterized by modest inflation in the grocery sector, the opening of competitors’ new stores in the region and aggressive feature pricing by competitors. In response, Harris Teeter continued to drive favorable sales volume through aggressive promotional activities. Overall, chain-wide non-perishable product sales for fiscal 2001 grew by 1% when compared to fiscal 2000 and accounted for 20% of the sales increase. Dairy, meat, produce and frozen products had sales increases ranging from 3% to 8% and accounted for 57% of the sales increase in the aggregate.

      Even given the difficult pricing environment during fiscal 2001, Harris Teeter increased gross profit by 4.2% to $675.9 million from $648.7 million in fiscal 2000. Gross margin on sales improved to 28.0% in fiscal 2001 from 27.8% in fiscal 2000. The increased costs associated with the sales promotional programs during fiscal 2001 were primarily offset by favorable results of initiatives in inventory control and waste prevention. After non-recurring charges (see Non-recurring Exit and Other Costs), operating profit declined to $31.8 million, or 1.32% of sales, in fiscal 2001 from $59.1 million, or 2.54% of sales, in fiscal 2000. Operating profit before non-recurring charges in fiscal 2001 would have been $76.8 million, and operating margin on sales excluding non-recurring charges would have been 3.18% in fiscal 2001 compared to the 2.54% in fiscal 2000. These results were primarily achieved due to the improvement in comparable store sales growth and the positive impacts of productivity gains, improved inventory control, enhanced waste prevention and other cost control initiatives, which collectively offset the higher promotional program costs.

      During fiscal 2001 Harris Teeter opened eight new stores and one replacement store, and closed 28 stores including the 26 stores divested in July 2001. At the end of fiscal 2001, 137 stores were in operation compared to 156 at the end of fiscal 2000. Total store square footage was 5.5 million at the end of fiscal 2001 compared to 6.3 million at the end of fiscal 2000.

American & Efird, Inc.

      American & Efird sales of $326.5 million in fiscal 2001 declined 9.1% from $359.2 million in fiscal 2000, as A&E experienced sluggish sales and very competitive conditions throughout fiscal 2001 and saw the unfavorable trend worsen further in the fourth fiscal quarter. These unfavorable business conditions for A&E were primarily due to the slowdown in consumer spending in the United States in the apparel and home furnishings sectors, growth of apparel imports, competitive price pressures and shift of apparel manufacturing out of the U.S. Further, late in fiscal year 2001 the global economic slump and weak retail demand in the U.S. became more exacerbated, producing weakness across all A&E product segments in industrial sewing thread, consumer thread and sewing notions. Weak demand for apparel and home furnishings in the U.S. also adversely affected sales by A&E to foreign manufacturers. In fiscal 2001, U.S. sales by A&E were 18.2% below those of fiscal 2000. Fiscal 2001 annual sales by A&E’s foreign operations were up 8.8% compared to fiscal 2000, although in the fourth quarter of fiscal 2001 foreign sales declined by 12.3% when compared to the same period in fiscal 2000. Sales weakness was observed in most of the foreign operations of A&E in fiscal 2001, however, those in the Caribbean Basin displayed some strength. Foreign operations contributed approximately 40% of A&E’s total sales and 24% of its operating profit in fiscal 2001, compared to 34% and 18%, respectively, in fiscal 2000. Foreign growth generates increases in greige production volume and efficiencies at A&E’s domestic U.S. manufacturing facilities, and accordingly, some portion of domestic profits is attributable to foreign sales. Further, A&E continued to pursue its strategic global expansion during fiscal 2001, in which the company completed construction of a new dye-house facility in southern China.

      A&E’s gross profit declined by 20.5% to $82.6 million in fiscal 2001 from $103.9 million in fiscal 2000, and gross margin on sales contracted to 25.3% in fiscal 2001 from 28.9% in fiscal 2000. A&E experienced pressure on margins due to reduced operating schedules at its manufacturing facilities, competitive pricing, a less favorable mix of products sold and rising costs, including energy, freight and healthcare. After non-recurring charges (see Non-recurring Exit and Other Costs), operating profit declined by 54.4% to $21.6 million, or 6.6% of sales, in fiscal 2001 from $47.5 million, or 13.2% of sales, in fiscal 2000. Operating profit before non-recurring charges in fiscal 2001 would have been $23.7 million, down 50.0% from fiscal 2000, and operating margin on sales would have been 7.3% in fiscal 2001 compared to the 13.2% in fiscal 2000. A&E experienced a significant decline in profits both in the U.S. and in aggregate foreign operations. The company implemented several cost containment measures throughout fiscal 2001 that resulted in lower inventory, reduction of capital expenditures and reduction of certain expenses and materials costs. A&E idled finishing capacity in manufacturing, converted seven day spinning operations to five days and adjusted its workforce accordingly, consolidated manufacturing of consumer thread products into an existing facility, and consolidated three distribution centers in the U.S. bringing the total number from 13 to 10 distribution centers at fiscal 2001 year end.

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

      The Company strives to achieve a goal of earning at least a 15% return on beginning shareholders’ equity. The return on beginning equity was 11.7% (12.7% before non-recurring items) in fiscal 2002 compared to negative 0.2% (positive 10.1% before non-recurring items) in fiscal 2001. At the same time, the Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders’ equity. As of the end of fiscal 2002, this percentage was 28.5% compared to 25.7% at the end of fiscal 2001.

      The Company’s principal source of liquidity has been cash generated from operating activities. As of fiscal year end September 29, 2002, the Company had cash and cash equivalent balances of $80.4 million compared to $34.9 million at September 30, 2001. In addition, the Company had temporary cash investments of $9.5 million at the end of fiscal 2002 (none in fiscal 2001). During fiscal 2002, the net cash provided by operating activities of $143.3 million was more than sufficient to fund both the net investing activities which required $77.5 million and net financing activities which required $20.2 million. Consistent with the planned reduction in capital spending in fiscal 2002, capital expenditures totaled $79.1 million compared to depreciation and amortization of $75.8 million. Financing activity requirements were dominated by $16.7 million for cash dividends to shareholders and $5.6 million in payments of principal on long-term debt.

      Historically, the Company had a syndicated credit agreement with three banks providing for borrowings of up to an aggregate of $100 million under established revolving lines of credit. After the merger of two of the Company’s three bank lenders during the fiscal quarter ended December 30, 2001, and with the pending final maturity of that existing revolving credit arrangement of January 2, 2003, the Company sought to establish a new revolving credit arrangement. The maximum amount outstanding under the previous credit facilities was $0.9 million during the quarter ended March 31, 2002, and at September 30, 2001. On May 14, 2002, the Company and three banks entered into a new revolving credit facility for an aggregate amount of up to $100 million to refinance the existing facility. Borrowings and prepayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, all borrowings under the facility are classified as long term debt. During the period from inception of the credit facility to the end of fiscal 2002, there was no borrowing under the revolving credit facility. The facility has a maturity of three years, plus two annual extensions of one year each if then granted by the banks. The amount which may be borrowed from time to time and the interest rate chargeable on such borrowing are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of the end of fiscal 2002, the Company was within the various financial covenants. Under the leverage ratio, as of September 29, 2002, the Company would have the capacity to borrow up to approximately $98.6 million, although no borrowings are needed or anticipated for the foreseeable future. The Company also has $150 million of senior unsecured debt outstanding, with annual repayments of $7.1 million due in each of fiscal years 2005 – 2011 and $100 million due in fiscal 2017. In addition, as described in more detail below, the Company has an outstanding debt obligation for $30.4 million related to certain real property leases, which obligation requires repayment on September 13, 2004. Further, as of September 29, 2002, the Company had $5.5 million of various other debt obligations and capital leases of which $727,000 is either due upon demand or within 12 months. Further, the Company has the capacity to borrow up to an aggregate amount in excess of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

      The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million at September 29, 2002. The total financing costs for these properties was $1,187,000 in fiscal 2002. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. During the second quarter of fiscal 2002, the Company consolidated the above property and related debt obligation in the Company’s balance sheet, increasing property, net and long term debt. As of September 29, 2002, those balances were $30.1 million in property, net and $30.4 million in long-term debt.

      In addition, the Company is guarantor under a leveraged lease arrangement for certain lease payments of approximately $436,000 annually until January 2017, related to a previous Harris Teeter store that has been sublet and assigned to another supermarket company. Management believes that it is highly unlikely that the Company will be required to fund the contingent rents based on the current operations and credit worthiness of the other supermarket company. If such payments were to become more likely, management estimates that the present value of the contingent obligation as of September 29, 2002 is approximately $8.0 million, based on a discount rate of 6.5%.

      Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur as described above. Management believes that the limit on indebtedness does not significantly restrict the Company’s liquidity and that such liquidity is adequate to meet foreseeable requirements.

      Additionally, the Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $17.6 million as of September 29, 2002.

      The Company leases certain equipment under agreements expiring during the next six years and leases most of its retail stores under leases that expire during the next 21 years. Certain stores are sublet under leases expiring during the next 15 years. The total minimum lease expense in fiscal 2002, net of $3.7 million of sublease income, was $67.9 million. Future minimum lease commitments over each of the next five years at September 29, 2002 (excluding the leases assigned or expected to be assigned) were $64.0 million in fiscal 2003, $62.3 million in 2004, $60.5 million in 2005, $56.0 million in 2006, and $53.1 million in 2007. Beyond fiscal 2007 the aggregate minimum lease commitments as of September 29, 2002 total $478.4 million. Management expects that revenues generated by operations will continue to be adequate to fund its rental obligations.

      The Company provides non-contributory defined benefit pension plans for substantially all domestic full-time employees. As a result of primarily lower discount rates for the measurement of benefit obligations and negative returns on the plans’ assets, over the past two years the funding ratios of the pension plans have eroded and require higher levels of contribution in future years. In fiscal 2002 and 2001, the Company’s contributions were $22.2 million and $10.7 million, respectively. For the foreseeable future, the Company expects to contribute annually an amount similar to that contributed in fiscal 2002. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such pension contributions.

      Working capital of $166.1 million at September 29, 2002 increased $53.8 million from $112.3 million at September 30, 2001. Of the total change in working capital, the balances of cash and cash equivalents increased by $45.5 million and temporary cash investments increased by $9.5 million. In the other elements of working capital, the business-driven requirements for the accounts receivable increase of $6.5 million, inventories increase of $12.1 million and other current assets increase of $6.3 million were funded entirely by accounts payable and other current liabilities. The current ratio was 1.6 at September 29, 2002 compared to 1.5 at September 30, 2001.

      During fiscal 2002 capital expenditures totaling $79.1 million, including $4.7 million spent at the Ruddick parent company, were 9.8% lower than the $87.7 million spent in fiscal 2001. A&E spent $7.8 million in fiscal 2002. The decrease in A&E annual capital spending from $19.2 million spent last year reflects primarily the substantial completion in fiscal 2001 of the China dyehouse facility. Harris Teeter spent $66.6 million in fiscal 2002, a decrease of 2.8% from the $68.5 million spent in fiscal 2001. Planned capital expenditures during fiscal 2003 will total $79.1 million at Harris Teeter and $17.6 million at A&E. Harris Teeter anticipates that its capital for new store growth will continue to be applied in its core markets in fiscal 2003 as well as in the foreseeable future. A&E expects to target further expansion of global operations. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

      Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Closed Store Obligations

      The Company provides for closed store liabilities relating to the present value of the estimated remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income. Harris Teeter management estimates the net lease liabilities using a discount rate to calculate the present value of the remaining rent payments on closed stores. The closed store liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. As of September 29, 2002, closed store lease liabilities totaled $18.9 million. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Harris Teeter management estimates the subtenant income, future cash flows and asset recovery values based on its historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific real estate markets, inflation rates, and general economic conditions and may differ significantly from those assumed and estimated.

      Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Costs, excluding inventory write-downs, related to closed store locations are reflected in the income statement as “Selling, general and administrative expenses”. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

Vendor Rebates, Credits and Promotional Allowances

      Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements. Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances. The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising. The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company. The Company applies the authoritative guidance of SEC Staff Accounting Bulletin No. 101 (SAB No. 101) — Revenue Recognition in Financial Statements, and other authoritative guidance as appropriate. Under SAB No. 101, revenue recognition requires the prerequisite completion of the earnings process and its realization or assurance of realizability. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is assured.

      Harris Teeter’s practices are based on the premise that the accounting for these vendor allowances should follow the economic substance of the underlying transactions, which is evidenced by the agreement with the vendor as long as the allowance is distinguishable from the merchandise purchase. Consistent with this premise, Harris Teeter recognizes allowances when the purpose for which the vendor funds were intended and committed to be used has been fulfilled and a cost has been incurred by the retailer. Thus, it is the Company’s policy to recognize the vendor allowance consistent with the timing of the recognition of the expense that the allowance is intended to reimburse and to determine the accounting classification consistent with the economic substance of the underlying transaction. Where the Company provides an identifiable benefit or service to the vendor apart from the purchase of merchandise, that transaction is recorded separately. For example, co-operative advertising allowances are accounted for as a reduction of advertising expense in the period in which the advertising cost is incurred. If the advertising allowance exceeds the cost of advertising, then the excess is recorded against the cost of sales in the period in which the related expense is recognized.

      There are numerous types of rebates and allowances in the retail industry. The Company’s accounting practices with regard to some of the more typical arrangements are discussed as follows. Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company’s stores are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise. Some of these typical vendor rebate, credit and promotional allowance arrangements require that the Company make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, the duration of carrying a specified product, and the estimation of inventory turns. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

Inventory Valuation Methods and Reserves

      The Company’s inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. Foreign inventories and limited categories of domestic inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods. LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation. The Company uses the “link chain” method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index. The Company generates an estimated internal index to “link” current costs to the original costs of the base years in which the company adopted LIFO. The

Company’s determination of the LIFO index is driven by the change in current year costs as well as the change in inventory quantities on hand. Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages, and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities. These judgments and estimates significantly impact the ending inventory valuation at cost as well as gross margin. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. As of September 29, 2002, the Company has reduced its inventories by approximately $23.0 million for the difference between current costs and LIFO value. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

      The proper valuation of inventory also requires management to estimate the net realizable value of the Company’s obsolete and slow moving inventory at the end of each period. Management bases its net realizable values upon many factors including historical recovery rates, the aging of inventories on hand, the inventory movement of specific products and the current economic conditions. When management has determined inventory to be obsolete or slow moving, the inventory is reduced to its net realizable value by recording an obsolescence reserve. Given the Company’s experiences in selling obsolete and slow moving inventory, management believes that the amounts of the obsolescence reserves to the carrying values of its inventories are materially adequate. As of September 29, 2002, the Company has reduced the value of its inventories by approximately $6.6 million for obsolete and slow moving items.

      With regard to the proper valuations of inventories, management reviews its judgments, assumptions and other relevant, significant factors on a routine basis and makes adjustments where the facts and circumstances dictate.

Self-insurance Reserves for Workers’ Compensation, Healthcare and General Liability

      The Company is self-insured for most U.S. workers compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverages in order to establish certain limits to its exposure on a per claim basis. Actual claims in each of these categories are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves in the workers compensation, general liability and automotive liability programs. The open claims and initial loss reserves are subjected to examination by the Company’s risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. Management calculates the current period costs based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusted by development factors from published insurance industry sources and discounted to present values using an appropriate discount factor. A similar methodology is used to evaluate general liability and automotive liability accrual requirements. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued. As of September 29, 2002, the Company has accrued approximately $8.9 million for outstanding workers compensation claims and $3.7 million for general and automotive liability claims.

      With regard to healthcare cost reserves, the Company has no material post-retirement healthcare benefit plans. The variety of healthcare plans available to employees are primarily self-insured, although some locations have insured health maintenance organization plans. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the $3.6 million accrued as of September 29, 2002 is reasonable and adequate as of that date.

Impairment of Long-lived Assets

      The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net non-discounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the estimated fair value of the asset impaired. The fair value is estimated based on expected future cash flows.

      With respect to owned property and equipment associated with closed stores and facilities, the value of the property and equipment is adjusted to reflect recoverable values based on the Company’s prior history of disposing of similar assets and current economic conditions. Management continually reviews its fair value estimates and records impairment charges for assets held for sale when management determines, based on new information which it believes to be reliable, that such charges are appropriate.

      Impairment reserves at September 29, 2002 totaled $8,379,000 and the resulting net carrying value of assets held for sale was $2,233,000.

      The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. The Company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

Retirement Plans and Post-Retirement Benefit Plans

      The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries. The qualified pension plans are non-contributory, funded defined benefit plans, while the non-qualified supplemental pension plan for executives is an unfunded, defined benefit plan. The Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over a period of approximately five years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

      The Company also has provided from time to time certain deferred compensation arrangements that allow or allowed its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. As of September 29, 2002, these plans were unfunded, except for a directors’ compensation deferral plan which utilizes a rabbi trust. For further disclosures regarding the Company’s pension and deferred compensation plans, see “Commitments and Contingencies” in Notes to Consolidated Financial Statements.

      The Company maintains a post-retirement healthcare plan for retirees whose sum of age and years of service equal at least 75 at retirement. The plan continues coverage from early retirement date until the earlier date of eligibility for Medicare or any other employer’s medical plan. The Company requires that the retiree pay the estimated full cost of the coverage. The Company also provides a $5,000 post-retirement mortality benefit to a small number of retirees under a prior plan. The obligations and expenses associated with each of these benefit plans are not material.

      The determination of the Company’s obligation and expense for pension, deferred compensation and other post-retirement benefits is dependent on certain assumptions selected by management and used by the Company and its actuaries in calculating such amounts. The more significant of those assumptions applicable to the qualified pension plan include the rate by which projected future benefit payments are discounted (the discount rate), the expected long-term rate of return on plan assets, the rates of increase in future compensation and the rates of future employee turnover. Those assumptions also apply to determinations of the obligations and expense of the following plans, except as noted: (1) supplemental pension — no funded assets to be measured, and (2) deferred compensation arrangement and post-retirement mortality benefit — no funded assets to be measured and no dependency on future rates of compensation or turnover.

      In accordance with generally accepted accounting principles, actual results that differ from management’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While management believes that its selections of values for the various assumptions are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect pension and other post-retirement obligations and future expense. As of September 29, 2002 the recorded obligation for the Company’s pension and supplemental pension plans totaled $61.5 million and for the deferred compensation arrangements, $16.5 million.

Other Matters

      SFAS No. 142, “Goodwill and Other Intangibles” will be effective for financial statements issued in the Company’s fiscal year 2003. At September 29, 2002, the Company’s goodwill and other intangible asset balances were approximately $8,600,000. This statement will require the cessation of the amortization of goodwill and other intangibles and an assessment of asset impairment by applying a fair-value-based test at least annually. The amortization expense in fiscal 2002 associated with the existing intangible assets was $967,000. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

      SFAS No. 143, “Accounting for Asset Retirement Obligations” will be effective for financial statements issued in the Company’s fiscal year 2003. This statement will require that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” will be effective for financial statements issued in the Company’s fiscal year 2003. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” is applicable for the Company at the beginning of fiscal year 2003, with the provisions related to SFAS No. 13 effective for transactions occurring after May 14, 2002. SFAS No. 4 had required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related requirement of gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

      SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

Non-Audit Services by Independent Auditors

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services, to be performed by KPMG LLP, the Company’s independent auditor, approved by the Company’s Audit Committee through the date of filing of this Annual Report on Form 10-K. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The Audit Committee approved the engagement of KPMG for certain tax and financial due diligence matters.

Regarding Forward-Looking Statements

      The foregoing discussion contains some forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

      Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include the following:

•	generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,

•	changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution or food retailing,

•	changes in the competitive environment, including increased competition in the Company’s primary geographic markets, the entry of new competitors and consolidation in the supermarket industry,

•	economic or political changes in the countries in which the Company operates or adverse trade regulations,

•	the passage of future tax legislation, or any regulatory or judicial position which prevails, if any, that could have an adverse impact on past, current or future tax benefits,

•	management’s ability to accurately predict the adequacy of the Company’s present liquidity to meet future requirements,

•	changes in the Company’s capital expenditures, new store openings and store closings, and

•	the extent and speed of the successful execution of strategic initiatives designed to increase sales and profitability in each of the operating companies.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The Registrant’s market risk sensitive instruments do not subject the Registrant to material market risk exposures.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Ruddick Corporation:

      We have audited the 2002 financial statements of Ruddick Corporation and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 financial statements, we also have audited the 2002 financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The 2001 and 2000 financial statements and financial statement schedule of Ruddick Corporation and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated October 29, 2001.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Ruddick Corporation and subsidiaries as of September 29, 2002, and the results of its operations and its cash flows for the year ended September 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Charlotte, North Carolina

October 29, 2002

REPORT OF PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP)

      The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP.

TO RUDDICK CORPORATION:

      We have audited the accompanying consolidated balance sheets of Ruddick Corporation (a North Carolina corporation) and subsidiaries as of September 30, 2001 and October 1, 2000, and the related statements of consolidated income and retained earnings, consolidated total non-owner changes in equity and consolidated cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Charlotte, North Carolina

October 29, 2001

CONSOLIDATED BALANCE SHEETS

RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	September 29,	September 30,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$80,422	$34,901
Temporary investments	9,520	—
Accounts receivable, less allowance for doubtful accounts: 2002, $3,486; 2001, $2,933	67,181	60,712
Inventories	224,548	212,467
Federal and state income taxes receivable	3,502	—
Other current assets	40,541	33,171

Total current assets	425,714	341,251
Property
Land	29,199	18,669
Buildings and improvements	173,125	167,134
Machinery and equipment	630,558	636,251
Leasehold improvements	241,496	206,793

Total, at cost	1,074,378	1,028,847
Accumulated depreciation and amortization	537,392	500,891

Property, net	536,986	527,956
Investments and Other Assets
Investments	12,022	10,989
Other assets	64,225	59,792

Total assets	$1,038,947	$939,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$1,813	$1,964
Current portion of long-term debt	727	676
Dividends payable	3,406	3,336
Accounts payable	156,560	136,113
Federal and state income taxes	—	4,242
Accrued compensation	37,472	29,608
Accrued interest	1,973	1,882
Other accrued liabilities	57,645	51,158

Total current liabilities	259,596	228,979
Non-Current Liabilities
Long-term debt	185,165	156,437
Deferred income taxes	34,952	43,903
Pension liabilities	61,499	31,981
Other liabilities	32,052	24,729
Minority Interest	7,995	8,606
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock — shares outstanding: 2002 — 46,454,188; 2001 — 46,319,696	51,127	49,549
Retained earnings	445,940	410,665
Accumulated non-owner changes in equity	(39,379)	(14,861)

Shareholders’ equity	457,688	445,353

Total liabilities and shareholders’ equity	$1,038,947	$939,988

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS

RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)

	For the Fiscal Years Ended

	September 29,	September 30,	October 1,
	2002	2001	2000

Net sales	$2,644,198	$2,743,290	$2,692,091

Cost of sales	1,889,379	1,984,755	1,939,511
Selling, general and administrative expenses	646,438	661,408	645,956
Non-recurring exit costs	7,113	43,690	—

Operating profit	101,268	53,437	106,624

Net interest expense	11,208	13,946	15,487
Other expense, net	8,468	8,478	6,744

Income before taxes	81,592	31,013	84,393
Taxes	29,609	31,740	33,391

Net income (loss)	51,983	(727)	51,002
Retained earnings at beginning of fiscal year	410,665	428,053	393,699
Common dividend — 2002: $.36 a share; 2001: $.36 a share; 2000: $.36 a share	16,708	16,661	16,648

Retained earnings at end of fiscal year	$445,940	$410,665	$428,053

Net income (loss) per share — basic	$1.12	$(.02)	$1.10
Net income (loss) per share — diluted	$1.12	$(.02)	$1.10

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED TOTAL NON-OWNER CHANGES IN EQUITY

RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	For the Fiscal Years Ended

	September 29,	September 30,	October 1,
	2002	2001	2000

Net income (loss)	$51,983	$(727)	$51,002
Other non-owner changes in equity, net of tax:
Foreign currency translation adjustment	507	(332)	(1,293)
Minimum pension liability adjustment	(25,025)	(11,083)	—

Other non-owner changes in equity	(24,518)	(11,415)	(1,293)

Total non-owner changes in equity	$27,465	$(12,142)	$49,709

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	For the Fiscal Years Ended

	September 29,	September 30,	October 1,
	2002	2001	2000

Cash Flow from Operating Activities:
Net income (loss)	$51,983	$(727)	$51,002
Non-cash items included in net income
Depreciation and amortization	75,788	80,271	77,016
Deferred taxes	3,246	(10,035)	(2,520)
Loss on sale of property	3,495	34,733	92
Other, net	3,362	6,569	(5,464)
Decrease (increase) in accounts receivable	(6,469)	13,165	5,298
Decrease (increase) in inventories	(12,081)	36,915	(20,845)
Decrease (increase) in other current assets	(3,238)	2,850	12,076
Increase (decrease) in current liabilities	27,216	4,213	(15,865)

Net cash provided by operating activities	143,302	167,954	100,790

Investing Activities:
Capital expenditures	(79,116)	(87,721)	(118,755)
Cash proceeds from sale of property	17,055	23,927	1,426
COLI, net	(1,952)	4,745	(5,320)
Other, net	(13,528)	2,949	5,866

Net cash used in investing activities	(77,541)	(56,100)	(116,783)

Financing Activities:
Proceeds (repayments) of long-term revolver	(900)	(69,300)	29,400
Proceeds from long-term borrowings	1,577	2,138	—
Payments of principal on long-term debt	(5,590)	(4,667)	(422)
Dividends paid	(16,708)	(16,661)	(16,648)
Other, net	1,381	2,010	(1,277)

Net cash provided by (used in) financing activities	(20,240)	(86,480)	11,053

Increase (decrease) in cash and cash equivalents	45,521	25,374	(4,940)
Cash and cash equivalents at beginning of year	34,901	9,527	14,467

Cash and cash equivalents at end of year	$80,422	$34,901	$9,527

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$12,616	$14,256	$16,092
Income taxes	$33,401	$51,599	$30,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Ruddick Corporation and subsidiaries, including its wholly owned operating companies, Harris Teeter, Inc. and American & Efird, Inc., collectively referred to herein as the Company. All material intercompany amounts have been eliminated. To the extent that non-affiliated parties held minority equity investments in joint ventures of the Company, such investments are classified as minority interest.

      Fiscal Year — The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal years 2002, 2001 and 2000 include 52 weeks.

      Cash Equivalents — For purposes of the statements of consolidated cash flows, the Company considers all highly liquid cash investments purchased with a maturity of three months or less to be cash equivalents.

      Temporary Investments — The Company has invested in various municipal and tax-exempt bonds and other similar investments in order to enhance its return on cash balances. The Company selects specific investments on the basis of criteria which include, but are not limited to, suitable liquidity and credit quality requirements. The carrying amount of these investments approximates their fair market value.

      Inventories — Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $22,985,000 and $23,515,000 less than the first-in, first-out (FIFO) cost method at September 29, 2002 and September 30, 2001, respectively. Foreign inventories and limited categories of domestic inventories, totaling $49,763,000 for fiscal 2002 and $43,681,000 for fiscal 2001, are valued on the weighted average and on the FIFO cost methods. At September 29, 2002 (September 30, 2001) the value of finished goods inventory was $201,736,000 ($193,688,000), work in progress was $4,703,000 ($4,246,000) and raw materials and supplies were $18,109,000 ($14,533,000).

      Property and Depreciation — Property is at cost and is depreciated, using principally the straight-line method, over the following useful lives:

Land improvements	10-40 years
Buildings	15-40 years
Machinery and equipment	3-15 years

      Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of 20 years or the lease term. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts; gains or losses on disposal are added to or deducted from income. Property categories include $8,255,000 and $41,019,000 undepreciated construction in progress at September 29, 2002 and September 30, 2001, respectively.

      Investments — The Company holds a financial position in certain shopping centers in which Harris Teeter, Inc., is an anchor tenant. Additionally it makes loans to and equity investments in a number of emerging growth companies, primarily through investments in certain venture capital funds. Real estate and other investments are carried at the lower of cost or market. In management’s opinion, the net carrying value of financial instruments of $2,820,000 and $3,807,000 held for investment approximated their fair value at September 29, 2002 and September 30, 2001, respectively.

      Other Assets — Other assets included cash surrender value of Company owned life insurance (COLI), investment in unconsolidated foreign subsidiaries and various acquisition costs. The cash surrender value of life insurance is recorded net of policy loans. The cash value of the Company’s life insurance policies were $40,422,000 at September 29, 2002 and $37,767,000 at September 30, 2001, and no policy loans were

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding at either date. Certain leveraged COLI policies were surrendered in fiscal year 2001 as a part of the Company’s settlement with the Internal Revenue Service. The net life insurance expense, including interest expense of none in 2002, $1,828,000 in 2001, and $3,874,000 in 2000, is included in other expense in the statements of consolidated income and retained earnings. Acquisition costs allocated to other assets, including goodwill, are being amortized over 15 years, however, effective in fiscal 2003 the Company will cease amortization and subject such assets to assessments of impairment, as will be required under new accounting standards.

      Fair Value Disclosures — The carrying amounts for certain of the Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The recorded amount of fixed rate obligations is less than their fair value by approximately $4,700,000 based on borrowing rates currently available to the Company for loans with similar terms and maturities. The Company reviews the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life to the net carrying value of the asset. At September 29, 2002, the carrying value of the Company’s long-lived assets and intangibles, including goodwill, was recoverable in all material respects.

      Derivative Instruments and Hedging — Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at their fair values. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met and the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

      Revenue Recognition — The Company recognizes revenue from retail operations at the point of sale to its customers and from manufacturing operations at the point of shipment to its customers, based on shipping terms.

      Shipping and Handling Costs — Freight expenses are accounted for as a component of the cost of sales. The freight amounts reflected in cost of sales were approximately $8,700,000, $8,400,000 and $9,300,000, respectively, in fiscal 2002, 2001 and 2000. Approximately $9,652,000, $5,900,000 and $5,900,000, respectively, of shipping and handling costs are included in selling, general and administrative expenses in fiscal 2002, 2001 and 2000.

      Advertising — Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred. Net advertising expenses of $22,715,000, $23,954,000, and $22,680,000 were included in the Company’s results of operations for fiscal 2002, 2001 and 2000, respectively.

      Foreign Currency — Assets and liabilities of foreign operations are translated at the current exchange rates as of the end of the accounting period, and revenues and expenses are translated using average exchange rates. The resulting translation adjustments are accumulated as a component of non-owner changes in equity.

      Income Taxes — Ruddick and its subsidiaries file a consolidated federal income tax return. Tax credits are recorded as a reduction of income taxes in the years in which they are generated. Deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Accordingly, income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Per Share Amounts — Basic and diluted net income per share amounts are determined based on the weighted average number of shares of common stock and common stock equivalents (non-cumulative, voting $.56 convertible preference stock and stock options) outstanding. The weighted average basic shares outstanding were 46,401,667 in 2002, 46,276,278 in 2001, and 46,274,479 in 2000. As the result of outstanding stock options the weighted average diluted shares outstanding were 46,577,643 in 2002, 46,276,278 in 2001, and 46,349,694 in 2000. In 2001, the weighted average diluted shares outstanding were equal to the weighted average basic shares as the outstanding stock options had anti-dilution effects and were therefore disregarded in the determination of diluted shares outstanding. Common stock equivalents had no effect on per share earnings in fiscal year 2002, 2001 and 2000.

      Stock Options — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost of stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital stock.

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

      Reclassifications — To conform with classifications adopted in the current year, the financial statements for prior years reflect certain reclassifications, which have no effect on net income.

      New Accounting Standards — SFAS No. 142, “Goodwill and Other Intangibles” will be effective for financial statements issued in the Company’s fiscal year 2003. At September 29, 2002, the Company’s goodwill and other intangible asset balances were approximately $8,600,000. This statement will require the cessation of the amortization of goodwill and other intangibles and an assessment of asset impairment by applying a fair-value-based test at least annually. The amortization expense in fiscal 2002 associated with the existing intangible assets was $967,000. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

      SFAS No. 143, “Accounting for Asset Retirement Obligations” will be effective for financial statements issued in the Company’s fiscal year 2003. This statement will require that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” will be effective for financial statements issued in the Company’s fiscal year 2003. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” is applicable for the Company at the beginning of fiscal year 2003, with the provisions related to SFAS No. 13 effective for transactions occurring after May 14, 2002. SFAS No. 4 had required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related requirement of gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

      SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management believes that the adoption of this statement will have no material impact on the Company’s financial results of operations or financial position.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

      Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

      Closed Store Obligations — The Company provides for closed store liabilities relating to the present value of the estimated remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income. Harris Teeter management estimates the net lease liabilities using a discount rate to calculate the present value of the remaining rent payments on closed stores. The closed store liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. As of September 29, 2002, closed store lease liabilities totaled $18.9 million. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Harris Teeter management estimates the subtenant income, future cash flows and asset recovery values based on its historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific real estate markets, inflation rates, and general economic conditions and may differ significantly from those assumed and estimated.

      Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Costs, excluding inventory write-downs, related to closed store locations are reflected in the income statement as “Selling, general and administrative expenses”. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

      Vendor Rebates, Credits and Promotional Allowances — Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances. The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising. The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company. The Company applies the authoritative guidance of SEC Staff Accounting Bulletin No. 101 (SAB No. 101) — Revenue Recognition in Financial Statements, and other authoritative guidance as appropriate. Under SAB No. 101, revenue recognition requires the prerequisite completion of the earnings process and its realization or assurance of realizability. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is assured.

      Harris Teeter’s practices are based on the premise that the accounting for these vendor allowances should follow the economic substance of the underlying transactions, which is evidenced by the agreement with the vendor as long as the allowance is distinguishable from the merchandise purchase. Consistent with this premise, Harris Teeter recognizes allowances when the purpose for which the vendor funds were intended and committed to be used has been fulfilled and a cost has been incurred by the retailer. Thus, it is the Company’s policy to recognize the vendor allowance consistent with the timing of the recognition of the expense that the allowance is intended to reimburse and to determine the accounting classification consistent with the economic substance of the underlying transaction. Where the Company provides an identifiable benefit or service to the vendor apart from the purchase of merchandise, that transaction is recorded separately. For example, co-operative advertising allowances are accounted for as a reduction of advertising expense in the period in which the advertising cost is incurred. If the advertising allowance exceeds the cost of advertising, then the excess is recorded against the cost of sales in the period in which the related expense is recognized.

      There are numerous types of rebates and allowances in the retail industry. The Company’s accounting practices with regard to some of the more typical arrangements are discussed as follows. Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company’s stores are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise. Some of these typical vendor rebate, credit and promotional allowance arrangements require that the Company make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, the duration of carrying a specified product, and the estimation of inventory turns. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventory Valuation Methods and Reserves — The Company’s inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. Foreign inventories and limited categories of domestic inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods. LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation. The Company uses the “link chain” method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index. The Company generates an estimated internal index to “link” current costs to the original costs of the base years in which the company adopted LIFO. The Company’s determination of the LIFO index is driven by the change in current year costs as well as the change in inventory quantities on hand. Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages, and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities. These judgments and estimates significantly impact the ending inventory valuation at cost as well as gross margin. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. As of September 29, 2002, the Company has reduced its inventories by approximately $23.0 million for the difference between current costs and LIFO value. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

      The proper valuation of inventory also requires management to estimate the net realizable value of the Company’s obsolete and slow moving inventory at the end of each period. Management bases its net realizable values upon many factors including historical recovery rates, the aging of inventories on hand, the inventory movement of specific products and the current economic conditions. When management has determined inventory to be obsolete or slow moving, the inventory is reduced to its net realizable value by recording an obsolescence reserve. Given the Company’s experiences in selling obsolete and slow moving inventory, management believes that the amounts of the obsolescence reserves to the carrying values of its inventories are materially adequate. As of September 29, 2002, the Company has reduced the value of its inventories by approximately $6.6 million for obsolete and slow moving items.

      With regard to the proper valuations of inventories, management reviews its judgments, assumptions and other relevant, significant factors on a routine basis and makes adjustments where the facts and circumstances dictate.

      Self-insurance Reserves for Workers’ Compensation, Healthcare and General Liability — The Company is self-insured for most U.S. workers compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverages in order to establish certain limits to its exposure on a per claim basis. Actual claims in each of these categories are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves in the workers compensation, general liability and automotive liability programs. The open claims and initial loss reserves are subjected to examination by the Company’s risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management calculates the current period costs based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusted by development factors from published insurance industry sources and discounted to present values using an appropriate discount factor. A similar methodology is used to evaluate general liability and automotive liability accrual requirements. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued. As of September 29, 2002, the Company has accrued approximately $8.9 million for outstanding workers compensation claims and $3.7 million for general and automotive liability claims.

      With regard to healthcare cost reserves, the Company has no material post-retirement healthcare benefit plans. The variety of healthcare plans available to employees are primarily self-insured, although some locations have insured health maintenance organization plans. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the $3.6 million accrued as of September 29, 2002 is reasonable and adequate as of that date.

      Impairment of Long-lived Assets — The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net non-discounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the estimated fair value of the asset impaired. The fair value is estimated based on expected future cash flows.

      With respect to owned property and equipment associated with closed stores and facilities, the value of the property and equipment is adjusted to reflect recoverable values based on the Company’s prior history of disposing of similar assets and current economic conditions. Management continually reviews its fair value estimates and records impairment charges for assets held for sale when management determines, based on new information which it believes to be reliable, that such charges are appropriate.

      Impairment reserves at September 29, 2002 totaled $8,379,000 and the resulting net carrying value of assets held for sale was $2,233,000.

      The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. The Company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

      Retirement Plans and Post-Retirement Benefit Plans — The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries. The qualified pension plans are non-contributory, funded defined benefit plans, while the non-qualified supplemental pension plan for executives is an unfunded, defined benefit plan. The Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over a period of approximately five years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also has provided from time to time certain deferred compensation arrangements that allow or allowed its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. As of September 29, 2002, these plans were unfunded, except for a directors’ compensation deferral plan which utilizes a rabbi trust. For further disclosures regarding the Company’s pension and deferred compensation plans, see “Commitments and Contingencies” in Notes to Consolidated Financial Statements.

      The Company maintains a post-retirement healthcare plan for retirees whose sum of age and years of service equal at least 75 at retirement. The plan continues coverage from early retirement date until the earlier date of eligibility for Medicare or any other employer’s medical plan. The Company requires that the retiree pay the estimated full cost of the coverage. The Company also provides a $5,000 post-retirement mortality benefit to a small number of retirees under a prior plan. The obligations and expenses associated with each of these benefit plans are not material.

      The determination of the Company’s obligation and expense for pension, deferred compensation and other post-retirement benefits is dependent on certain assumptions selected by management and used by the Company and its actuaries in calculating such amounts. The more significant of those assumptions applicable to the qualified pension plan include the rate by which projected future benefit payments are discounted (the discount rate), the expected long-term rate of return on plan assets, the rates of increase in future compensation and the rates of future employee turnover. Those assumptions also apply to determinations of the obligations and expense of the following plans, except as noted: (1) supplemental pension — no funded assets to be measured, and (2) deferred compensation arrangement and post-retirement mortality benefit — no funded assets to be measured and no dependency on future rates of compensation or turnover.

      In accordance with generally accepted accounting principles, actual results that differ from management’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While management believes that its selections of values for the various assumptions are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect pension and other post-retirement obligations and future expense. As of September 29, 2002 the recorded obligation for the Company’s pension and supplemental pension plans totaled $61.5 million and for the deferred compensation arrangements, $16.5 million.

IMPAIRMENT AND EXIT COSTS

      During fiscal 2002, the Company’s textile subsidiary, American & Efird (A&E), recorded a non-recurring charge of $7,823,000 ($4,825,000 after income taxes) for exit and impairment costs related to the consolidation of industrial thread dyeing and finishing operations into its plant in Mt. Holly, NC, resulting in the shutdown of the dyeing and finishing operations in Gastonia, NC. The charge was composed of $7,443,000 for the impairment of the building, machinery, and equipment and $380,000 for the costs of severance benefits. As of September 29, 2002 the established exit cost reserve had been fully settled.

      Additionally, in fiscal 2001, the Company’s textile subsidiary recorded a non-recurring charge of $2,105,000 (or $1,285,000 after income taxes) primarily for the impairment of a spinning facility which was closed in fiscal 2001.

      In fiscal 2001, the Company’s supermarket subsidiary, Harris Teeter, sold 26 stores in certain of its non-core markets. A non-recurring pre-tax charge of $45,035,000 ($27,370,000 after income taxes) was recorded for exit costs, of which $3,450,000 related to inventory adjustments charged to cost of sales. At September 30, 2001 the remaining balance in the exit reserve was $6,532,000, primarily related to lease liabilities. During fiscal 2002, charges against the reserve for costs incurred and paid totaled $5,010,000 and $710,000 was reversed from the reserve as the result of more favorable settlement of certain lease obligations than had been

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated and accrued in the prior fiscal year. At September 29, 2002 the remaining balance of the exit cost reserve was $812,000.

LEASES

      The Company leases certain equipment under agreements expiring during the next six years. Harris Teeter leases most of its stores under leases that expire during the next 21 years. It is expected that such leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 15 years. Rent expenses were as follows:

	2002	2001	2000

	(in thousands)
Operating Leases:
Minimum, net of sublease income	$67,932	$73,816	$70,785
Contingent	1,329	1,456	1,278

Total	$69,261	$75,272	$72,063

      Future minimum lease commitments at September 29, 2002 (excluding leases assigned or expected to be assigned — see below) were as follows:

Operating
Leases

(in thousands)
2003	$64,034
2004	62,326
2005	60,485
2006	56,001
2007	53,062
Later years	478,371

Total minimum lease payments	$774,279

Total minimum sublease rentals to be received under noncancelable subleases	$22,419

      In connection with the closing of certain store locations, Harris Teeter has assigned leases to other merchants with recourse. These leases expire over the next 19 years and the future minimum lease payments of $110,762,000 over this period have been assumed by these merchants. Leases related to certain closed store locations have been subleased to other merchants. The future minimum lease payments related to these stores totaled $29,503,000 at September 29, 2002. In addition, Harris Teeter leases certain store locations which are not currently in use, or have been identified in plans for closing generally within a period of twelve months, but are expected to be subleased or assigned to other merchants. These leases expire over the next 15 years and the future minimum lease payments related to these locations total $21,403,000 (approximating $2,737,000 per year for each of the next five years). The Company has provided reserves of $18,911,000 for the estimated net liability associated with stores subleased, or expected to be subleased, at rental amounts below the related minimum lease payments.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LONG-TERM DEBT

      Long-term debt at September 29, 2002 and September 30, 2001 was as follows:

	2002	2001

	(in thousands)
6.48% Senior Note due $7,143 annually March, 2005 through 2011	$50,000	$50,000
7.72% Senior Note due April, 2017	50,000	50,000
7.55% Senior Note due July, 2017	50,000	50,000
Lease financing obligation, variable interest rate due September, 2004	30,364	—
Revolving line of credit, variable rate, due January, 2003, prepaid May, 2002	—	900
Revolving line of credit, variable rate, due May, 2005	—	—
Other obligations	5,528	6,213

Total	185,892	157,113
Less current portion	727	676

Total long-term debt	$185,165	$156,437

      Long-term debt maturities in each of the next five fiscal years are as follows: 2003 — $727,000; 2004 — $31,090,000; 2005 — $7,837,000; 2006 — $7,700,000; 2007 — $7,722,000.

      During 2002 and 2001 the maximum outstanding borrowing under the revolving line of credit due January, 2003 was $900,000 and $97,800,000, respectively. In fiscal 2002, the amount outstanding on that revolving line of credit was $900,000 from the beginning of the year through the prepayment date in May, 2002, while the average outstanding for fiscal 2001 was $45,646,000. The daily weighted average interest rate (a variable rate related to the current published CD rate) was 2.4% through the repayment date in fiscal 2002 and 5.4% for fiscal 2001. A commitment fee of .15% of the unused line was charged during 2002 and 2001.

      On May 14, 2002, the Company and three banks entered into a new revolving credit facility for an aggregate amount of up to $100 million to refinance the existing credit facility. Borrowings and prepayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, all borrowings under the facility are classified as long term debt. During the period from inception to September 29, 2002, there was no borrowing under the credit facility. The facility has a maturity of three years, plus two annual extensions of one year each if then granted by the banks. The amount which may be borrowed from time to time and the interest rate chargeable on such borrowing are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of September 29, 2002, the Company was within the various financial covenants. Under the leverage ratio, as of September 29, 2002, the Company would have the capacity to borrow up to approximately $98.6 million, although no borrowings are needed or anticipated for the foreseeable future. The Company is charged a variable commitment fee based on the unused balance net of trade and standby letters of credit which were approximately $10,442,000 at September 29, 2002. The commitment fee in fiscal 2002 was .25% of the unused balance.

      The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at September 29, 2002. The total financing costs for these properties was $1,187,000 in fiscal 2002. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. During the second quarter of 2002, the Company consolidated the above property and related debt obligation in the Company’s balance sheet, increasing property, net and long term debt. On September 29, 2002, those balances were $30.1 million in property, net and $30.4 million in long term debt.

      As indicated above, various loan agreements provide, among other things, for maintenance of minimum levels of consolidated shareholders’ equity or tangible net worth. At September 29, 2002, consolidated tangible net worth exceeded by $38,300,000 the balance which, under the most restrictive provisions, must be maintained through September 28, 2003. The requirement shall increase annually by 40% of consolidated net income for such year.

      Total interest expense on long-term debt was $12,135,000, $14,221,000 and $16,694,000 in 2002, 2001 and 2000, respectively.

CAPITAL STOCK

      The capital stock of the Company authorized at September 29, 2002 was 1,000,000 shares of Additional Preferred stock, 4,000,000 shares of Preference stock (noncumulative $.56 convertible, voting, $10 liquidation value), and 75,000,000 shares of no par value Common stock. No shares of Additional Preferred stock or Preference stock were issued or outstanding at September 29, 2002.

      Changes in shares issued and outstanding and in shareholders’ equity accounts other than retained earnings are summarized as follows:

	Common

	Shares	Amount

	(in thousands except
	share amounts)
Balance at October 3, 1999	46,451,240	$52,137

Shares issued under exercised stock options	57,836	625
Shares purchased and retired	(288,200)	(4,408)
Tax effect of disqualifying option stocks	—	44

Balance at October 1, 2000	46,220,876	$48,398

Shares issued under exercised stock options	98,820	1,075
Shares purchased and retired	—	—
Tax effect of disqualifying option stocks	—	76

Balance at September 30, 2001	46,319,696	$49,549

Shares issued under exercised stock options	134,492	1,374
Shares purchased and retired	—	—
Tax effect of disqualifying option stocks	—	204

Balance at September 29, 2002	46,454,188	$51,127

      One preferred share purchase right is attached to each outstanding share of common stock, which rights expire on November 16, 2010. Each right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Additional Preferred Stock for $60. The rights will become exercisable only under certain circumstances related to a person or group acquiring or offering to acquire a substantial portion

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s common stock. If certain additional events then occur, each right would entitle the rightholder to acquire common stock of the Company, or in some cases of an acquiring entity, having a value equal to twice the exercise price. Under certain circumstances the Board of Directors may extinguish the rights by exchanging one share of common stock or an equivalent security for each qualifying right or may redeem each right at a price of $.01. There are 600,000 shares of Series A Junior Participating Additional Preferred Stock reserved for issuance upon exercise of the rights.

STOCK OPTIONS

      At September 29, 2002, the Company has 1988, 1993, 1995, 1997 and 2000 stock option plans, which plans were approved by the Company’s shareholders and authorized options for 4,300,000 shares of common stock. Under the plans, the Company may grant to officers and management personnel incentive stock options which generally become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and which expire seven years from grant date. Additionally under the 1995 plan (or if sufficient options are not available for grant under the 1995 Plan, then the 2000 Plan), the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors at the time of their initial election to the Board. Further, under the 1997 and 2000 plans the Company may grant performance shares, stock awards, restricted stock and nonqualified stock options to employees and outside directors as well as incentive stock options to employees. Additionally, the Company granted a single, one-time nonqualified stock option of 1,000 shares to each of its seven non-employee directors during 1996 which vested immediately, and which generally expire seven years from grant date. Under each of the plans the exercise price of each option shall be no less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). Under the plans, as of September 29, 2002 the Company may grant additional options for the purchase of 957,350 shares.

      A summary of the status of the Company’s stock option plans as of September 29, 2002, September 30, 2001 and October 1, 2000, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2002		2001		2000

	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,797	$15.88	1,697	$16.64	1,488	$16.36
Granted	575	15.84	368	11.52	408	17.27
Exercised	(161)	11.17	(104)	11.11	(59)	10.95
Forfeited	(122)	17.43	(164)	16.96	(140)	18.08

Outstanding at end of year	2,089	16.15	1,797	15.88	1,697	16.64

Options exercisable at year end	933	$16.77	853	$15.84	707	$14.74

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes options outstanding and options exercisable as of September 29, 2002, and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

	Options Outstanding			Options Exercisable

	Shares	Remaining		Shares
Option Price per Share	Outstanding	Life	Price	Exercisable	Price

$11.44 to $14.38	542	3.7	$11.78	285	$12.04
14.56 to 18.47	920	5.7	16.40	192	17.21
19.31 to 20.28	627	2.8	19.56	456	19.53

$11.44 to $20.28	2,089	4.3	$16.15	933	$16.77

      The weighted average fair value at date of grant for options granted during fiscal 2002, 2001 and 2000 was $4.09, $3.25 and $4.71 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2002	2001	2000

Expected life (years)	5.1	4.9	4.8
Risk-free interest rate	3.71%	5.76%	6.06%
Volatility	30.33%	29.66%	28.18%
Dividend yield	2.30%	2.20%	2.30%

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock options granted in fiscal 2002, 2001 or 2000. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company’s pro forma net income and basic and diluted net income per share would have been as follows (in thousands, except per share data):

		2002	2001	2000

Net income (loss)	— as reported	$51,983	$(727)	$51,002
	— pro forma	50,952	(1,498)	50,098
Net income (loss) per share —
Basic	— as reported	$1.12	$(.02)	$1.10
	— pro forma	1.10	(.03)	1.08
Diluted	— as reported	$1.12	$(.02)	$1.10
	— pro forma	1.09	(.03)	1.08

      The pro forma effect on net income for fiscal 2002, 2001 and 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INCOME TAXES

      The provision for income taxes consisted of the following:

	2002	2001	2000

	(in thousands)
CURRENT
Federal	$21,832	$36,078	$30,469
State and other	4,531	5,697	5,442

	26,363	41,775	35,911

DEFERRED
Federal	2,514	(6,410)	(2,804)
State and other	732	(3,625)	284

	3,246	(10,035)	(2,520)

Provision for income taxes	$29,609	$31,740	$33,391

      Income from foreign operations before income taxes in fiscal 2002, 2001 and 2000 was $1,010,000, $3,496,000 and $6,835,000, respectively. Income taxes provided for income from foreign operations in fiscal 2002, 2001 and 2000 was $699,000, $736,000 and $1,376,000, respectively, including the minority interest in such taxes.

      In fiscal 2001, the Company recorded a non-recurring charge of $20.0 million reflecting the terms of settlement with the Internal Revenue Service (“IRS”) for income tax exposure related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees for all the years of the insurance program since its inception October 4, 1993. The settlement provided for the surrender of the related insurance policies, thereby eliminating any material future tax exposure.

      Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows:

	2002	2001	2000

	(in thousands)
Income tax on pre-tax income at the statutory federal rate of 35%	$28,557	$10,854	$29,538
Increase (decrease) attributable to:
IRS settlement	—	20,000	—
State and other income taxes, net of federal income tax benefit	3,839	1,612	4,080
Employee Stock Ownership Plan (ESOP)	(843)	(1,202)	(1,313)
COLI	(943)	(843)	(486)
Other items, net	(1,001)	1,319	1,572

Income tax expense	$29,609	$31,740	$33,391

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences giving rise to the Company’s consolidated deferred tax liability at September 29, 2002 and September 30, 2001 are as follows:

	2002	2001

	(in thousands)
Deferred Tax Assets:
Employee benefits	$21,711	$14,429
Reserves not currently deductible	14,221	14,396
Vendor allowances	4,321	2,002
Rent obligations	7,424	5,285
Other	2,114	2,887

Total deferred tax assets	$49,791	$38,999

Deferred Tax Liabilities:
Property, plant and equipment	$(59,065)	$(55,999)
Other capitalized costs	(1,749)	(3,188)
Undistributed profit on foreign subsidiaries	(5,580)	(3,421)
Other	(2,853)	(8,931)

Total deferred tax liabilities	$(69,247)	$(71,539)

      Undistributed earnings of the Company’s foreign subsidiaries amount to approximately $21,732,000 at September 29, 2002. Up to $11,300,000 of those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal and state taxes, net of foreign credits, of up to approximately $3,955,000 and withholding taxes payable to the various foreign countries.

INDUSTRY SEGMENT INFORMATION

      The Company operates primarily in two businesses: industrial thread (textile primarily) — American & Efird, and retail grocery (including the real estate and store development activities of the Company) — Harris Teeter. American & Efird primarily manufactures sewing thread for the apparel and other markets. Harris Teeter operates a regional chain of supermarkets. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

      Summarized information for fiscal 2002, 2001 and 2000 is as follows (in millions):

	Industrial	Retail
	Thread	Grocery	Corporate(1)	Consolidated

2002
Net Sales	$294.5	$2,349.7		$2,644.2
Gross Profit	77.1	677.7		754.8
Operating Profit	12.5	88.8		101.3
Assets Employed at Year End	$279.4	$684.4	$75.1	$1,038.9
Depreciation and Amortization	19.4	55.0	1.4	75.8
Capital Expenditures	7.8	66.6	4.7	79.1

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Industrial	Retail
	Thread	Grocery	Corporate(1)	Consolidated

2001
Net Sales	$326.5	$2,416.8		$2,743.3
Gross Profit	82.6	675.9		758.5
Operating Profit	21.6	31.8		53.4
Assets Employed at Year End	$280.5	$602.1	$57.4	$940.0
Depreciation and Amortization	19.7	59.3	1.3	80.3
Capital Expenditures	19.2	68.5	—	87.7
2000
Net Sales	$359.2	$2,332.9		$2,692.1
Gross Profit	103.9	648.7		752.6
Operating Profit	47.5	59.1		106.6
Assets Employed at Year End	$288.1	$665.5	$67.4	$1,021.0
Depreciation and Amortization	18.6	57.0	1.4	77.0
Capital Expenditures	19.8	99.0	—	118.8

(1)	Corporate Assets Employed include property, equipment, cash and investment assets, and net cash surrender value of Company-owned life insurance.

      Geographic information as required by SFAS No. 131 is as follows: Net revenues received from domestic United States customers was $2,504,430,000 in fiscal 2002 ($2,611,468,000 in 2001 and $2,570,924,000 in 2000), and net revenues received from customers in foreign countries was $139,768,000 for 2002 ($131,822,000 in 2001 and $121,167,000 in 2000). Net long-lived assets located in the domestic United States were $511,443,000 in 2002 ($502,680,000 in 2001 and $560,693,000 in 2000), and net long-lived assets located in foreign countries were $30,836,000 in 2002 ($30,592,000 in 2001 and $24,692,000 in 2000).

COMMITMENTS AND CONTINGENCIES

      Substantially all domestic full-time employees of the Company and its subsidiaries participate in non-contributory defined benefit pension plans. Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. The Company also has an unfunded, non-qualified supplemental executive retirement plan for certain officers. Employee retirement benefits under the various plans are a function of both the years of service and compensation for a specified period of time before retirement. The Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over a period of approximately five years to a level determined by its actuaries to be effective in reducing the volatility of contributions. As a result of primarily lower discount rates for the measurement of benefit obligations and negative returns on the plans’ assets, over the past two years, the funding ratios of the pension plans have eroded and require higher levels of contributions in future years.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the change in benefit obligation and plan assets, as well as the defined benefit plans’ funded status and amounts recognized in the Company’s consolidated balance sheets at September 29, 2002 and September 30, 2001 for the pension plans and the supplemental retirement plans:

	Pension Plan		Supplemental Plan

	2002	2001	2002	2001

		(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of year	$153,625	$130,973	$19,044	$15,142
Service cost	6,787	5,578	367	259
Interest cost	11,323	10,722	1,378	1,315
Plan change	213	586	(247)	—
Actuarial loss	25,399	13,879	173	3,237
Benefits paid	(7,698)	(8,113)	(968)	(909)

Pension benefit obligation at end of year	189,649	153,625	19,747	19,044

Change in plan assets:
Fair value of assets at the beginning of year	111,985	117,138	—	—
Actual return on plan assets	(5,012)	(7,725)	—	—
Employer contribution	22,164	10,685	968	909
Benefits paid	(7,698)	(8,113)	(968)	(909)
Non-investment expenses	(808)	—	—	—

Fair value of assets at end of year	120,631	111,985	—	—

Funded status	(69,018)	(41,640)	(19,747)	(19,044)
Unrecognized net actuarial loss	82,917	42,249	4,043	4,433
Unrecognized prior service cost	1,552	1,866	2,154	2,534
Unrecognized transition asset	—	—	—	—

Accrued benefit cost	$15,451	$2,475	$(13,550)	$(12,077)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(45,434)	$(17,705)	$(16,039)	$(14,338)
Intangible pension asset	1,552	1,866	2,154	2,261
Accumulated other changes in non-owner equity	59,333	18,314	335	—

      The pension plans’ assets consist primarily of U.S. government securities, corporate bonds, cash equivalents and domestic equities, managed primarily by two banks. The pension plan contribution payable at September 29, 2002 and September 30, 2001 required to be paid by the due date of the federal income tax return was zero for both years.

      In 2002 for the pension plan, a weighted average discount rate of 6.5% (7.3% in 2001) and rate of increase in future payroll costs of 3.5% — 4.0% in both 2002 and 2001 were used in determining the actuarial present value of the projected benefit obligations. The expected long-term rate of return on assets was 8.25% in 2002 and 8.75% for 2001.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the supplemental plan, a 6.5% and 7.3% weighted average discount rate was used for 2002 and 2001, respectively, and a 6.0% rate of increase in future payroll costs was used in both 2002 and 2001 in determining the actuarial present value of the projected benefit obligations.

      Net periodic pension expense for defined benefit plans for fiscal 2002, 2001 and 2000 included the following components:

	Pension Plan

	2002	2001	2000

	(in thousands)
Service cost	$6,787	$5,578	$5,775
Interest cost	11,323	10,722	9,631
Expected return on plan assets	(10,831)	(10,620)	(9,572)
Amortization of transition asset	—	(358)	(394)
Amortization of prior service cost	243	319	403
Recognized net actuarial loss	1,665	—	—

Net periodic benefit cost	$9,187	$5,641	$5,843

	Supplemental Plan

	2002	2001	2000

	(in thousands)
Service cost	$367	$259	$164
Interest cost	1,378	1,315	1,101
Amortization of prior service cost	134	134	133
Recognized net actuarial loss	557	917	117

Net periodic benefit cost	$2,436	$2,625	$1,515

      The Company also has an ESOP for eligible employees. Under the ESOP the Company provides cash contributions, as determined by the Board of Directors, to a trust for the purpose of purchasing shares of the Company’s common stock. Such contributions are based on the Company’s net income return on average shareholders’ equity in the fiscal year with a base contribution of 1.5% of participants’ eligible compensation and additionally up to 3.5% of eligible compensation. At September 29, 2002, approximately 19% of the Company’s common shares outstanding were owned by employees as participants in the ESOP.

      The Company has certain deferred compensation arrangements which allow, or allowed in prior years, its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. These arrangements include (1) a directors’ compensation deferral plan, funded in rabbi trust, the benefit liability under the such plan being determined by the fair market value of the Company’s common stock, (2) a key management deferral plan, unfunded, the benefit liability under such plan determined on the basis of the performance of selected market investment indices, and (3) other compensation deferral arrangements, unfunded and only available to directors and select key management in prior years, the benefit liability for which is determined based on fixed rates of interest.

      The Company’s textile subsidiary maintains a profit sharing plan for most of its employees. American & Efird provides discretionary cash contributions, as determined by its management board based on annual profitability measures, to a trust for the benefit of the participants, who may elect to withdraw such benefit at any time.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Expenses under the ESOP, as well as the profit sharing, deferred compensation and other plans, were as follows:

	2002	2001	2000

	(in thousands)
ESOP	$8,059	$4,626	$6,769
Profit sharing and other	6,725	1,464	4,558

      The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

      See “Leases” for additional commitments and contingencies.

QUARTERLY INFORMATION (UNAUDITED)

      The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated. The Company’s stock is listed and traded on the New York Stock Exchange.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
2002 Operating Results(1)
Net Sales	$653.2	$659.5	$666.3	$665.2
Gross Profit	181.0	184.9	195.4	193.5
Net Income	10.5	8.7	16.5	16.3
Net Income Per Share	.23	.19	.35	.35
Dividend Per Share	.09	.09	.09	.09
Market Price Per Share
High	16.98	17.41	17.59	17.97
Low	14.45	15.12	15.30	15.00
2001 Operating Results(2)
Net Sales	$717.4	$694.0	$704.3	$627.6
Gross Profit	193.9	192.6	194.2	177.8
Net Income (Loss)	11.2	(7.3)	(16.8)	12.2
Net Income (Loss) Per Share	.24	(.16)	(.36)	.26
Dividend Per Share	.09	.09	.09	.09
Market Price Per Share
High	14.125	14.200	17.200	17.030
Low	10.813	9.813	12.000	13.820

(1)	Net of the effects of non-recurring charges for exit costs and impairment totaling $7.9 million (or $4.8 million after tax benefits) in the second fiscal quarter and non-recurring credits of $710,000 (or $431,000 after taxes) in the third fiscal quarter, as more fully described in the note “Impairment and Exit Costs.”
(2)	Net of the effects of non-recurring charges for a tax settlement of $20.0 million with the Internal Revenue Service in the second fiscal quarter and exit costs and impairment totaling $47.1 million (or $28.7 million after tax benefits) in the third fiscal quarter, as more fully described in the notes “Income Taxes” and “Impairment and Exit Costs.”

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective April 18, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company approved the dismissal of its independent public accountants, Arthur Andersen LLP, and engaged KPMG LLP as its new independent public accountants. KPMG LLP reviewed the Company’s financial statements for its fiscal quarters ended March 31, 2002 and June 30, 2002 and audited the Company’s financial statements for the fiscal year ended September 29, 2002.

      During the Company’s fiscal years ended October 1, 2000, and September 30, 2001, and the subsequent interim periods through April 18, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such periods. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company’s fiscal years ended October 1, 2000, and September 30, 2001, or during any subsequent interim period through April 18, 2002.

      The audit reports issued by Arthur Andersen LLP on the Company’s consolidated financial statements as of and for the fiscal years ended October 1, 2000 and September 30, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The Company provided Arthur Andersen LLP with a copy of the foregoing disclosures, and a letter from Arthur Andersen LLP confirming its agreement with these disclosures was filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2002.

      During the Company’s fiscal years ended October 1, 2000, and September 30, 2001, and through April 18, 2002, the Company did not consult with KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to executive officers is set forth above in Item 4A. The other information required by this item is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”).

Item 11.     Executive Compensation

      The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Directors’ Fees and Attendance”, “Executive Compensation” and “Retirement Arrangements” in the Registrant’s 2003 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the sections entitled “Principal Shareholders”, “Election of Directors — Beneficial Ownership of Company Stock” and “Equity Compensation Plan Information” in the Registrant’s 2003 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Retirement Arrangements” in the Registrant’s 2003 Proxy Statement.

PART IV

Item 14.     Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

           (1) Financial Statements:

(2)	Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

Report of Predecessor Accountant on Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves	S-2

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

(3)	Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit
Number		Description of Exhibit

3.1	*	Restated Articles of Incorporation of the Company, dated December 14, 2000, incorporated herein by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).
3.2	*	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-6905).

Exhibit
Number		Description of Exhibit

4.1	*	Credit Agreement for up to an aggregate of $100,000,000 entered into as of May 14, 2002, by and between the Company and each of Branch Banking and Trust Company and RBC Centura Bank as lenders and Wachovia Bank, National Association as lender and administrative agent, incorporated herein by reference to Exhibit 4.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (Commission File No. 1-6905).
4.2	*	$50,000,000 6.48% Series A Senior Notes due March 1, 2011 and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 1-6905).
4.3	*	$50,000,000 7.55% Senior Series B Notes due July 15, 2017 and $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the registrant’s Annual Report on Form 10-K for the fiscal year period ended September 28, 1997 (Commission File No. 1-6905).
The Company has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Commission upon request.
10.1	*	Description of Incentive Compensation Plans, incorporated herein by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996 (Commission No. 1-6905).**
10.2	*	Supplemental Executive Retirement Plan of Ruddick Corporation, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**
10.3	*	Resolutions adopted by the Board of Directors of the Company and the Plan’s Administrative Committee with respect to benefits payable under the Company’s Supplemental Executive Retirement Plan to Alan T. Dickson and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**
10.4	*	Deferred Compensation Plan for Key Employees of Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**
10.5	*	1988 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (Commission File No. 1-6905).**
10.6	*	1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**
10.7	*	Description of the Ruddick Corporation Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**
10.8	*	Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

Exhibit
Number		Description of Exhibit

10.9	*	Rights Agreement dated November 16, 2000 by and between the Company and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).
10.10	*	Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**
10.11	*	Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and Edwin B. Borden, Jr., incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**
10.12	*	[Intentionally left blank]
10.13	*	Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and Roddey Dowd, Sr., incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**
10.14	*	Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and James E.S. Hynes, incorporated herein by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**
10.15	*	Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and Hugh L. McColl, Jr., incorporated herein by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**
10.16	*	Ruddick Corporation 1995 Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**
10.17	*	Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**
10.18	*	Ruddick Corporation Director Deferred Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**
10.19	*	Ruddick Corporation Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**
10.20	*	Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**
10.21	*	Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-6905)**
10.22	†	Ruddick Corporation Flexible Deferral Plan**
11	†	Statement Regarding the Computation of Per Share Earnings.
21	†	List of Subsidiaries of the Company.

Exhibit
Number		Description of Exhibit

23.1	†	Consent of Independent Public Accountants.
23.2	†	Notice regarding Consent of Arthur Andersen LLP.
99.1	†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	Indicates management contract or compensatory plan required to be filed as an Exhibit.

 †  Indicates exhibits filed herewith and follow the signature pages.

      (b) Reports on Form 8-K.

The following reports on Form 8-K were filed by the Company during the quarter ended September 29, 2002.

Current report on Form 8-K dated July 23, 2002 and filed July 24, 2002; Items 5 and 7.
Current report on Form 8-K dated August 13, 2002 and filed August 13, 2002; Items 7 and 9.

(c)	Exhibits

See (a)(3) above.

(d)	Financial Statement Schedules

See (a) (2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: December 6, 2002

By:	/s/ THOMAS W. DICKSON

Thomas W. Dickson,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ THOMAS W. DICKSON Thomas W. Dickson	President and Chief Executive Officer and Director (Principal Executive Officer)	December 6, 2002

/s/ JOHN B. WOODLIEF John B. Woodlief	Vice President — Finance and Chief Financial Officer (Principal Financial Officer)	December 6, 2002

/s/ DOUGLAS A. STEPHENSON Douglas A. Stephenson	Vice President and Treasurer (Principal Accounting Officer)	December 6, 2002
/s/ JOHN R. BELK John R. Belk	Director	December 6, 2002
/s/ EDWIN B. BORDEN, JR. Edwin B. Borden, Jr.	Director	December 6, 2002
/s/ ALAN T. DICKSON Alan T. Dickson	Chairman of the Board and Director	December 6, 2002

/s/ R. STUART DICKSON R. Stuart Dickson	Chairman of the Executive Committee and Director	December 6, 2002
/s/ RODDEY DOWD, SR. Roddey Dowd, Sr.	Director	December 6, 2002
/s/ JAMES E. S. HYNES James E. S. Hynes	Director	December 6, 2002
/s/ ANNA S. NELSON Anna S. Nelson	Director	December 6, 2002
/s/ ROBERT H. SPILMAN, JR. Robert H. Spilman, Jr.	Director	December 6, 2002
/s/ HAROLD C. STOWE Harold C. Stowe	Director	December 6, 2002
/s/ ISAIAH TIDWELL Isaiah Tidwell	Director	December 6, 2002
/s/ JOHN P. DERHAM CATO John P. Derham Cato	Director	December 6, 2002

      I, Thomas W. Dickson, certify that:

1. I have reviewed this annual report on Form 10-K of Ruddick Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS W. DICKSON

Thomas W. Dickson
President and Chief Executive Officer

Date: December 6, 2002

I, John B. Woodlief, certify that:

1. I have reviewed this annual report on Form 10-K of Ruddick Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN B. WOODLIEF

John B. Woodlief
Vice President — Finance and Chief Financial Officer

Date: December 6, 2002

REPORT OF PREDECESSOR PUBLIC ACCOUNTANT

(ARTHUR ANDERSEN LLP)
ON FINANCIAL STATEMENT SCHEDULE

      The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP. This report applies to Supplemental Schedule II Valuation and Qualifying Accounts and Reserves for the years ended October 1, 2000 and September 30, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated October 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Charlotte, North Carolina

October 29, 2001

S-1

SCHEDULE II

RUDDICK CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 1, 2000, September 30, 2001 and September 29, 2002

Column A	Column B	Column C	Column D		Column E

		Additions
	Balance	Charged to			Balance
	at Beginning	Costs and			at End
Description	of Fiscal Year	Expenses	Deductions		of Period

	(in thousands)
Fiscal Year Ended October 1, 2000:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$3,233	$688	$755	*	$3,166

Fiscal Year Ended September 30, 2001:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$3,166	$692	$925	*	$2,933

Reserves For Exit Costs	$—	$9,200	$2,668		$6,532

Fiscal Year Ended September 29, 2002:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$2,933	$1,263	$710	*	$3,486

Reserves For Exit Costs	$6,532	$(710)	$5,010		$812

*	Represents accounts receivable balances written off as uncollectible, less recoveries.

S-2