Form 10-K/A
period 2002-09-29
RUDDICK CORP
filed 2003-02-11
CIK 85704

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

                                                            Commission File Number: 1-6905

RUDDICK CORPORATION
(Exact name of registrant as specified in its charter)

                              North Carolina                                                      56-0905940
                   (State or other jurisdiction of                                       (I.R.S. Employer
                 incorporation or organization)                              Identification Number)

         301 S. Tryon St., Suite 1800, Charlotte, North Carolina             28202
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
             Yes  X     No ___

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
              Yes  X    No ___

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 2, 2002 was $474,136,030.

         As of December 2, 2002, the Registrant had outstanding 46,547,875 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

           Part III: Definitive Proxy Statement filed with the Securities and Exchange Commission on December 23, 2002 in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Shareholders to be held on February 20, 2003. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)


EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2002 is being filed in order to add a holder of five percent or more of the Registrant's outstanding securities to the table describing the beneficial ownership of the Registrant's securities by its principal shareholders, which holder was inadvertently omitted. This Amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

     The Registrant's Internet address is www.ruddickcorp.com. The Registrant makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The original table disclosing the Registrant's principal shareholders (other than it directors and executive officers, who are listed in a separate table) inadvertently omitted Neuberger Berman, LLC, which owns more than five percent of the Registrant's outstanding securities.

PRINCIPAL SHAREHOLDERS

      The following persons are known to the Company to be, as of October 31, 2002, the beneficial owners of more than five percent of the Common Stock. The nature of beneficial ownership of the shares included is presented in the notes following the table.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class
T. Rowe Price Trust Company.............. Trustee of the Ruddick Employee Stock Ownership Plan (2) Post Office Box 89000 Baltimore, Maryland 21289	8,669,620	18.7%
Alan T. Dickson (3)............................. 301 S. Tryon Street, Suite 1800 Charlotte, North Carolina 28202	3,458,032	7.4%
R. Stuart Dickson (4)........................... 301 S. Tryon Street, Suite 1800 Charlotte, North Carolina 28202	2,691,978	5.8%
Neuberger Berman, LLC (5).................. 605 Third Avenue New York, New York, 10158-3698	2,517,498	5.4%

_________________


(1) "Beneficial Ownership," for purposes of the table, is determined according to the meaning of applicable securities regulations and based on a review of reports filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of such date.

(2) T. Rowe Price Trust Company, in its capacity as directed trustee, has sole investment power with respect to the number of shares indicated except under limited circumstances. T. Rowe Price Trust Company votes shares held by the Ruddick Employee Stock Ownership Plan (the "ESOP") that have been allocated to individual accounts in accordance with the participants' instructions, does not vote allocated shares as to which no instructions are received and votes the unallocated shares as directed by the fiduciary named under the ESOP.

(3) The amount shown includes 1,576,219 shares of Common Stock owned of record and beneficially by Alan T. Dickson or by certain trusts of which he is a trustee and beneficiary, as to which he has sole voting and investment power; 84,399 shares of Common Stock allocated to his ESOP account, as to which he has sole voting power but no investment power except under limited circumstances; 1,709,118 shares of Common Stock owned of record and beneficially by The Dickson Foundation, Inc., a charitable foundation, as to which he shares voting and investment power and which are also included in the table as being beneficially owned by R. Stuart Dickson; and 88,296 shares of Common Stock held in an estate of which he is sole executor and a beneficiary.

(4) The amount shown includes 870,480 shares of Common Stock owned of record and beneficially by R. Stuart Dickson, as to which he has sole voting and investment power; 85,220 shares of Common Stock allocated to his ESOP account, as to which he has sole voting power but no investment power except under limited circumstances; 1,709,118 shares of Common Stock owned of record and beneficially by The Dickson Foundation, Inc., a charitable foundation, as to which he shares voting and investment power and which are also included in the table as being beneficially owned by Alan T. Dickson; and 27,160 shares of Common Stock owned of record and beneficially by his spouse, as to which she has sole voting and investment power and as to which he disclaims beneficial ownership.

(5) Neuberger Berman, LLC ("NB") is a registered investment advisor. In its capacity as investment advisor, NB may have discretionary authority to dispose of or to vote shares that are under its management. As a result, NB may be deemed to have beneficial ownership of such shares. NB does not, however have any economic interest in the shares. The clients are the actual owners of the shares and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such shares. Of the shares of Common Stock set forth above, NB had shared dispositive power with respect to 2,517,498 shares of Common Stock, sole dispositive power with respect to no shares of Common Stock, sole voting power with respect to 249,941 shares of Common Stock, and shared voting power with respect to 1,573,300 shares of Common Stock. With regard to the shared voting power, Neuberger Berman Management, Inc. and Neuberger Berman Funds are deemed to be beneficial owners for purposes of Rule 13(d) since they have shared power to make decisions whether to retain or dispose of the securities. NB is the sub-advisor to the above referenced Funds. It should be further noted that the above mentioned shares of Common Stock are also included with the shared power to dispose calculation. The information included herein with respect to NB is as of November 2, 2002.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(3) Exhibits
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                           RUDDICK CORPORATION

                                                                           By: /s/ JOHN B. WOODLIEF
Date: February 11, 2003                                                John B. Woodlief
                                                                                      Vice President -- Finance and Chief
                                                                                       Financial Officer


CERTIFICATIONS

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003                                      /S/ THOMAS W. DICKSON
                                                                                   Thomas W. Dickson
                                                                                    President and Chief Executive Officer


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

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003                                   /S/ JOHN B. WOODLIEF
                                                                                John B. Woodlief
                                                                                Vice President - Finance and Chief
                                                                                 Financial Officer