Form 10-Q
period 2002-12-29
RUDDICK CORP
filed 2003-02-11
CIK 85704

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 29, 2002

OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X     No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Outstanding Shares
           Class             as of February 6, 2003

          Common Stock            46,561,475 shares

<Page

RUDDICK CORPORATION

INDEX

		PAGE NO.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS CONSOLIDATED CONDENSED BALANCE SHEETS - DECEMBER 29, 2002 (UNAUDITED) AND SEPTEMBER 29, 2002	2
	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE MONTHS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001	3
	CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY (UNAUDITED) -THREE MONTHS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001	4
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE MONTHS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001	5
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	6-8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	18
PART II.	OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19
SIGNATURES		19
CERTIFICATIONS		20-21

<Page

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
	December 29,	September 29,
ASSETS	2002	2002
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$71,164	$ 80,422
Temporary Investments	9,562	9,520
Accounts Receivable, Net	71,467	67,181
Inventories	234,092	224,548
Income Taxes Receivable	-	3,502
Other Current Assets	37,350	40,541
Total Current Assets	423,635	425,714

PROPERTY, NET	524,687	536,986

INVESTMENTS	12,005	12,022

OTHER ASSETS	65,577	64,225

Total Assets	$1,025,904 ==========	$1,038,947 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 2,925	$ 1,813
Current Portion of Long-Term Debt	743	727
Dividends Payable	3,434	3,406
Accounts Payable	143,698	156,560
Income Taxes Payable	4,680	-
Other Accrued Liabilities	79,446	97,090
Total Current Liabilities	234,926	259,596

LONG-TERM DEBT, NET OF CURRENT PORTION	185,033	185,165

DEFERRED INCOME TAXES	31,663	34,952

OTHER LIABILITIES	98,801	93,551

MINORITY INTEREST	7,393	7,995

SHAREHOLDERS' EQUITY:
Capital Stock - Common	52,363	51,127
Retained Earnings	454,730	445,940
Accumulated Non-Owner Changes in Equity	(39,005)	(39,379)
Shareholders' Equity	468,088	457,688

Total Liabilities and Shareholders' Equity	$1,025,904 ==========	$1,038,947 ==========

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

<Page                                                              2

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
	THREE MONTHS ENDED
	December 29,	December 30,
	2002	2001
	(Unaudited)	(Unaudited)
NET SALES
American & Efird	$ 70,626	$ 65,685
Harris Teeter	607,750	587,490
Total	678,376	653,175

COST OF SALES
American & Efird	53,815	51,219
Harris Teeter	432,722	420,956
Total	486,537	472,175

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
American & Efird	14,673	13,826
Harris Teeter	152,620	145,933
Total	167,293	159,759

OPERATING PROFIT
American & Efird	2,138	640
Harris Teeter	22,408	20,601
Total	24,546	21,241

OTHER COSTS AND DEDUCTIONS
Interest expense, net	2,833	2,803
Other expense, net	1,051	1,453
Minority interest	280	72
Total	4,164	4,328

INCOME BEFORE TAXES	20,382	16,913
INCOME TAXES	7,403	6,386
NET INCOME	$ 12,979 =======	$ 10,527 ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING:
Basic	46,511,616	46,351,969
Diluted	46,605,342	46,527,769

NET INCOME PER SHARE -
BASIC	$.28	$.23
DILUTED	$.28	$.23

DIVIDENDS DECLARED PER SHARE - Common	$.09	$.09

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

<Page                                                      3

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY
(in thousands)

	THREE MONTHS ENDED
	December 29,	December 30,
	2002	2001
	(Unaudited)	(Unaudited)

Net Income	$ 12,979	$ 10,527

Other Non-Owner Changes in Equity, Net of Tax:
Foreign currency translation adjustment	374	(177)

Total Non-Owner Changes in Equity	$13,353 =======	$ 10,350 ========

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

<Page                                                         4

RUDDICK CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	THREE MONTHS ENDED
	December 29,	December 30,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$ 12,979	$ 10,527
Non-Cash Items Included in Net Income
Depreciation and Amortization	19,821	18,510
Deferred Taxes	(1,854)	(2,947)
Loss on Sale of Assets	3,655	943
Other, Net	4,583	3,562
Increase in Current Assets	(12,075)	(13,501)
Increase (Decrease) in Current Liabilities	(22,296)	1,073
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,813	18,167

INVESTING ACTIVITIES
Capital Expenditures	(11,151)	(13,162)
Purchase of Investment Assets	(73)	(9,946)
Cash Proceeds from Sale of Property	208	12,410
Company Owned Life Insurance, Net	(1,277)	(819)
Other, Net	222	(12)
NET CASH USED IN INVESTING ACTIVITIES	(12,071)	(11,529)

FINANCING ACTIVITIES
Net Proceeds from Issuance of Short-Term Debt	1,112	-
Proceeds from Issuance of Long-Term Debt	-	899
Payment of Principal on Long-Term Debt	(68)	(71)
Dividends	(4,189)	(4,173)
Other, Net	1,145	611
NET CASH USED IN FINANCING ACTIVITIES	(2,000)	(2,734)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,258)	3,904
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,422	34,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 71,164 =======	$ 38,805 ========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$ 3,091	$ 2,815
Income Taxes	$ 993	$ 2,903

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

<Page                                                                5

RUDDICK CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented.

Impairment and Exit Costs During fiscal 2002 and 2001, the Company recorded charges for non-recurring exit costs and impairment costs related to the sale of certain Harris Teeter stores and the consolidation of certain American & Efird manufacturing operations. As of December 29, 2002, the remaining balance of all exit cost reserves was $720,000 ($812,000 at September 29, 2002), primarily related to lease liabilities. Impairment reserves for impaired assets held for sale totaled $8,358,000 at December 29, 2002 ($8,379,000 at September 29, 2002), and the net carrying value of impaired assets held for sale was $2,231,000 at December 29, 2002 ($2,233,000 at September 29, 2002). During the first quarter of fiscal 2003, the Company recorded $430,000 in impairment charges for assets held for use in operations.

Guarantor Obligations -- The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million at December 29, 2002. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. The Company carries the balances of the assets and liabilities associated with the lease arrangement on its books. As of December 29, 2002, those balances were $30.0 million in property, net and $30.4 million in long-term debt.

In addition, the Company is guarantor under a leveraged lease arrangement for certain lease payments of approximately $436,000 annually until January 2017, related to a previous Harris Teeter store that has been sublet and assigned to another supermarket company. Management believes that it is highly unlikely that the Company will be required to fund the contingent rents based on the current operations and credit worthiness of the other supermarket company. If such payments were to become more likely, management estimates that the present value of the contingent obligation as of December 29, 2002 is approximately $8.2 million, based on a discount rate of 6.5%. Further, in connection with the closing of certain other store locations Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 19 years and the future minimum lease payments of approximately $108.4 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $7.8 million in remainder of fiscal 2003 (42 stores), $9.7 million in fiscal 2004

<Page                                                                        6

(38 stores), $9.0 million in fiscal 2005 (32 stores), $8.6 million in fiscal 2006 (26 stores), $8.4 million in fiscal 2007 (24 stores), and $64.9 million in aggregate during all remaining years thereafter. Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 21 years. Management expects that such leases will be renewed by exercising options or replaced by leases of other properties. The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in aggregate by year: $44.9 million in remainder of fiscal 2003, $59.9 million in fiscal 2004, $59.6 million in fiscal 2005, $57.2 million in fiscal 2006, $53.9 million in fiscal 2007, and $518.9 million in aggregate during all remaining years thereafter. Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

Additionally, the Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $19.5 million as of December 29, 2002.

Reclassifications

To conform with classifications adopted in the current year, the financial statements for the prior year reflects certain reclassifications, which have no effect on net income.

New Statements of Financial Accounting Standards (SFAS)

In the first quarter of fiscal 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles." This statement required the cessation of amortization of goodwill and an assessment of its impairment by applying a fair-value-based test at least annually. As of both the beginning and ending of the first quarter of fiscal 2003 the balance of goodwill and other intangible assets subject to this statement was approximately $8,600,000. Were this statement not effective, an additional amortization expense of approximately $222,000 would have been recorded during the first quarter of fiscal 2003. The adoption of this statement did not result in a material charge for impairment of goodwill and other intangibles during the first quarter of fiscal 2003, and management does not expect a material impairment charge for intangible assets during the remainder of fiscal 2003.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement required that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement had no material impact on the Company's results of operations or financial position in the period of adoption.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. The adoption of this statement had no material impact on the Company's results of operations or financial position in the period of adoption.


In the first quarter of fiscal 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement had no material impact on the Company's results of operations or financial position in the period of adoption.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of this statement to have a material impact on the Company's results of operations or financial position in fiscal 2003.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," was issued. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require certain prominent disclosures in interim financial statements, as well as in the annual financial statements as previously prescribed. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost of stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Under SFAS No. 148, the Company will adopt in its second fiscal quarter of 2003 the disclosures requirements for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to evaluate and determine if and when it will adopt the fair value based method of accounting for stock-based employee compensation.

In the first quarter of fiscal 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain applicable guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the applicable guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The required disclosures have been made by the Company for its first effective interim period.

<Page                                                                       8

ITEM 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Results of Operations

           The following table shows net sales, gross profit and operating profit for each of Ruddick Corporation's operating subsidiaries for the quarters ended December 29, 2002 and December 30, 2001:

(In Thousands)	Quarter Ended
	December 29, 2002	December 30, 2001
Net Sales
American & Efird	$ 70,626	$ 65,685
Harris Teeter	607,750	587,490
Total	$ 678,376	$ 653,175

Gross Profit
American & Efird	$ 16,811	$ 14,466
Harris Teeter	175,028	166,534
Total	$ 191,839	$ 181,000

Operating Profit
American & Efird	$ 2,138	$ 640
Harris Teeter	22,408	20,601
Total	$ 24,546	$ 21,241

          Consolidated sales of $678.4 million in the first quarter of fiscal 2003 increased by 3.9% from the $653.2 million reported for the comparable period last year. The increase in sales during the quarter was attributable to the addition of sales by new Harris Teeter supermarket stores opened since the first quarter of last year, partially offset by the closing of several older stores and slightly lower Harris Teeter comparable store sales, and to the improvement in business conditions at American & Efird (A&E), the Company's textile subsidiary.

       Total gross profit increased by 6.0% to $191.8 million in the first quarter of fiscal 2003 from $181.0 million in the first quarter of fiscal 2002. Total operating profit of $24.5 million increased by 15.6% from $21.2 million for the comparable period last year. In the first quarter of fiscal 2003, net income of $13.0 million increased by 23.3% from the $10.5 million reported in the first fiscal quarter last year, and basic and diluted earnings per share for the quarter were $.28 in fiscal 2003 compared to $.23 in fiscal 2002. The increase in earnings was primarily attributable to improvements in operating profits at both Harris Teeter and A&E as compared to last year's first fiscal quarter.

      Harris Teeter sales in the first quarter of fiscal 2003 of $607.8 million increased by 3.4% from the $587.5 million reported for the comparable period last year. The sales

<Page                                                                     9

increase reflected the sales volume of seven new stores opened by the company since the comparative period last year, partially offset by a 0.5% decline in comparable store sales and the closings of eight older and under-performing stores, two of which were closed during this first quarter of fiscal 2003. The company opened no new stores during this first fiscal quarter of 2003. The comparable store sales decline reflects the intensely competitive market facing substantially all food retailers as well as the weak economic environment during the first quarter of fiscal 2003. Additionally, the comparable store sales measurement reflects in part the impact of six new store openings (out of a total of twelve new stores during fiscal 2002) by Harris Teeter having proximity to several existing stores and therefore reducing comparable store sales. Management estimates that comparable store sales for the quarter would have been slightly positive (approximately 0.4%) after adjustment for the effects of those six new stores. Further, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores, the currently weak economic environment and general deflationary pressures on food prices at the retail level. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

      Gross profit of $175.0 million in the first fiscal quarter of 2003 increased by 5.1% from $166.5 million in the comparable prior year period, while gross margin on sales improved to 28.8% from 28.3% last year. Gross profit as a percent of sales increased primarily as a result of improvements in merchandising, increased sales of higher margin departments and premium private label products and more efficient operations, particularly in dairy operations which benefited from prior consolidation. These enhancements were partially offset by the costs associated with sales promotional programs and higher distribution expenses, due to primarily increased fuel costs, while controls over waste remained effective. Harris Teeter's operating profit of $22.4 million in the first quarter of 2003 rose 8.8% from the $20.6 million reported for the comparable period last year. Operating margin on sales of 3.69% in the first quarter of fiscal 2003 improved from 3.51% in the comparable prior year quarter. This improvement resulted primarily from the above stated factors driving improved gross margin and from increased productivity in retail operations and cost controls in support departments, offset in part by primarily higher labor and pension costs, increased advertising and training, and higher credit card fees. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 141 stores in operation at December 29, 2002, compared to 142 stores at December 30, 2001. The company currently plans to open five new stores and remodel 15 stores during fiscal 2003. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

<Page                                                                      10

     In the first quarter of fiscal 2003, A&E sales of $70.6 million increased 7.5% from $65.7 million reported for the comparable period last year, as sales growth in A&E's foreign operations more than offset sales declines in its U.S. market. Business conditions continued to be difficult in the U.S. market. U.S. sales declined by 8.0% continuing a trend of thread customers shifting more sourcing of their products outside of the United States. Business conditions in the U.S. textile and apparel industry in general remained extremely challenging. Management believes that the overall results in retail sales during the recent holiday selling season of U.S. retailers were below expectations. Further, the textile and apparel industry has been negatively impacted by deflationary pricing and increased imports. A&E continues to face highly competitive pricing in its markets. A&E management expects business conditions to remain challenging during the second fiscal quarter. The company continues to proactively address these challenges by managing production schedules, growing its non-apparel thread business and expanding the company's presence in foreign markets.

    In the first quarter of fiscal 2003, A&E's foreign sales increased by 27.6% and more than offset the decline in domestic sales. Foreign sales accounted for 51% of total A&E sales compared to 43% in the first quarter of fiscal 2002. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Foreign sales in the first quarter of fiscal 2003 represented 5.3% of the consolidated sales of the Company compared to 4.3% in the same period last year (Harris Teeter has no foreign sales). Sales growth was displayed in most of the foreign operations of A&E in the first quarter of fiscal 2003, with operations in Asia and Latin America posting particularly strong increases. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years. The added capacity of a new dyehouse that A&E opened in southern China in fiscal 2002 facilitated the current quarter sales increase in that region. A&E continues to focus on increasing its market share in key foreign markets through expansion by way of joint ventures and other investments.

     A&E's gross profit of $16.8 million in the first quarter of fiscal 2003 increased by 16.2% from $14.5 million in the first quarter last year and gross margin on sales improved to 23.8% from 22.0% last year. Operating profit was $2.1 million in the first quarter of fiscal 2003 compared to $640,000 in the comparable period last year and operating margin on sales increased to 3.0% in fiscal 2003 from 1.0% in the same quarter last year. A&E's operating profit in the U.S. market declined by 30.2% in the 2003 first quarter in comparison to the prior year quarter, while the majority of the foreign operations of A&E experienced improvements in operating profitability. The consolidated net improvement in A&E's operating profit resulted primarily from improved foreign profits, from enhanced operating leverage and manufacturing efficiencies derived from the consolidations of certain operations in prior years, and from continued cost reductions. However, competitive pricing pressures and lower manufacturing volume driven by inventory controls had negative impacts on total A&E profitability during the first quarter of fiscal 2003. Business conditions in the U.S. market, which had shown improvement in the second half of fiscal 2002, once again deteriorated during the first quarter of 2003. Given the general economic slowdown in the U.S., A&E's management expects business conditions for the foreseeable future to remain weak.

<Page                                                                            11

       While the performance of Harris Teeter has been strong, the economic conditions in A&E's industry have remained very difficult. The depth and duration of softness in apparel and other markets in which A&E participates will obviously have an impact on A&E profitability. The turmoil in the stock markets raises concern and uncertainty about the future strength of consumer spending. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales growth in global markets and on managing costs and manufacturing capacities. At Harris Teeter the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste and costs including the ability to offset rising costs such as health care, pensions and credit card fees, and effective merchandising strategies will dictate the pace at which its margins could improve. Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. Given the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook and believes that while continued improvement in net income over the prior year level could be achieved in the second fiscal quarter, it will be difficult to maintain the historically high levels of profitability that were generated in the third and fourth quarters of fiscal 2002.

Capital Resources and Liquidity

     Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, Harris Teeter, Inc. and American & Efird, Inc., is engaged in the primary businesses of regional supermarket operations and industrial sewing thread manufacture and distribution, respectively. Ruddick has no material independent operations, nor material assets other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and investments, and life insurance contracts to support corporate-wide operations and benefit programs. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There exist no restrictions on such dividends, which are determined as a percentage of net income of each subsidiary.

    The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of December 29, 2002, this percentage was 28.1%, as compared to 28.5% at September 29, 2002.

    The Company's principal source of liquidity has been cash generated from operating activities. As of December 29, 2002, the Company had cash and cash equivalent balances of $71.1 million compared to $80.4 million at September 29, 2002. In addition, at December 29, 2002 and September 29, 2002 the Company had short-term cash investments of $9.6 million and $9.5 million, respectively. During the first quarter of fiscal 2003, the net cash provided by operating activities was $4.8 million, or $13.4 million lower than the same period last year as cash flow from income was $8.6 million higher but working capital required $22.0 million more than the comparable prior year period. The changes in cash required for working capital in the first quarter of fiscal 2003 as compared to the prior year

<Page                                                                          12

period were most notably due to current quarter reductions in accounts payable and other current liabilities at both A&E and Harris Teeter totaling $22.3 million. Cash needed for inventory growth and accounts receivable in support of sales growth were $9.5 million and $4.3 million, respectively, somewhat consistent in aggregate between the comparative periods. Investing activities required net cash of $12.1 million during the current quarter, dominated by capital expenditures of $11.1 million (56.3% of depreciation). Financing activities during the first quarter of fiscal 2003 required net cash of $2.0 million reflecting primarily the payment of regular quarterly cash dividends of $4.2 million on the Company's common stock. Collectively, these activities generated a $9.3 million reduction in the balances of cash and cash equivalents during the first quarter of fiscal 2003. Working capital of $188.7 million at December 29, 2002 increased $22.6 million from $166.1 million at September 29, 2002. The current ratio was 1.8 at December 29, 2002 compared to 1.6 at September 29, 2002.

     During the first three months of fiscal 2003, capital expenditures totaled $11.1 million. A&E spent $1.9 million in the quarter and estimates its total capital spending will be approximately $15 million for fiscal year 2003. Harris Teeter has spent $9.2 million of an anticipated $79 million of capital expenditures in fiscal year 2003. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its core markets in fiscal 2003 as well as the foreseeable future. A&E expects to target further expansion of global operations. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

    On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. The facility has a maturity of three years, plus two annual extensions of one year each if then granted by the banks. Borrowings and prepayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, all borrowings under the facility are classified as long term debt. The amount which may be borrowed from time to time and the interest rate chargeable on such borrowing are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of the end of the first quarter of fiscal 2003, the Company was within the various financial covenants. At December 29, 2002, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future. The Company also has $150 million of senior unsecured debt outstanding, with annual repayments of $7.1 million due in each of fiscal years 2005 - 2011 and $100 million due in fiscal 2017. In addition, as described in more detail below, the Company has an outstanding debt obligation for $30.4 million related to certain real property leases, which obligation requires repayment on September 13, 2004. Further, as of December 29, 2002, the Company had $5.4 million of various other debt obligations and capital leases of which $743,000 is either due upon demand or within 12 months. Further, the Company has the capacity to borrow up to an

<Page                                                                     13

aggregate amount in excess of $27 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

     The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million at December 29, 2002. The total financing costs for these properties was $158,000 in the first quarter of fiscal 2003. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. The Company carries the balances of the assets and liabilities associated with the lease arrangement on its books. As of December 29, 2002, those balances were $30.0 million in property, net and $30.4 million in long-term debt.

    In addition, the Company is guarantor under a leveraged lease arrangement for certain lease payments of approximately $436,000 annually until January 2017, related to a previous Harris Teeter store that has been sublet and assigned to another supermarket company. Management believes that it is highly unlikely that the Company will be required to fund the contingent rents based on the current operations and credit worthiness of the other supermarket company. If such payments were to become more likely, management estimates that the present value of the contingent obligation as of December 29, 2002 is approximately $8.2 million, based on a discount rate of 6.5%. Further, in connection with the closing of certain other store locations Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 19 years and the future minimum lease payments of approximately $108.4 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $7.8 million in remainder of fiscal 2003 (42 stores), $9.7 million in fiscal 2004 (38 stores), $9.0 million in fiscal 2005 (32 stores), $8.6 million in fiscal 2006 (26 stores), $8.4 million in fiscal 2007 (24 stores), and $64.9 million in aggregate during all remaining years thereafter. Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 21 years. Management expects that such leases will be renewed by exercising options or replaced by leases of other properties. The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in aggregate by year: $44.9 million in remainder of fiscal 2003, $59.9 million in fiscal 2004, $59.6 million in fiscal 2005, $57.2 million in fiscal 2006, $53.9 million in fiscal 2007, and $518.9 million in aggregate during all remaining years thereafter. Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

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

    Additionally, the Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $19.5 million as of December 29, 2002.

    The Company provides non-contributory defined benefit pension plans for substantially all domestic full-time employees. As a result of primarily lower discount rates for the measurement of benefit obligations and negative returns on the plans' assets, over the past two years the funding ratios of the pension plans have eroded and require higher levels of contribution in future years. In fiscal 2002 and 2001, the Company's contributions were $22.2 million and $10.7 million, respectively. For the foreseeable future, the Company expects to contribute annually an amount similar to that contributed in fiscal 2002. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such pension contributions.

Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: closed store obligations; vendor rebates, credits and promotional allowances; inventory valuation methods and reserves; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's fiscal 2002 Annual Report on Form 10-K.

Other Matters

     In the first quarter of fiscal 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles." This statement required the cessation of amortization of goodwill and an assessment of its impairment by applying a fair-value-based test at least annually. As of both the beginning and ending of the first quarter of fiscal 2003 the balance of goodwill and other intangible assets subject to this statement was approximately $8,600,000. Were this statement not effective, an additional amortization expense of approximately $222,000 would have been recorded during the first quarter of fiscal 2003. The adoption of this statement did not result in a material charge for impairment of goodwill and other intangibles during the first quarter of fiscal 2003, and management does not expect a


material impairment charge for intangible assets during the remainder of fiscal 2003.

    In the first quarter of fiscal 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement required that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement had no material impact on the Company's results of operations or financial position in the period of adoption.

    In the first quarter of fiscal 2003, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. The adoption of this statement had no material impact on the Company's results of operations or financial position in the period of adoption.

     In the first quarter of fiscal 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement had no material impact on the Company's results of operations or financial position in the period of adoption.

     In the first quarter of fiscal 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of this statement to have a material impact on the Company's results of operations or financial position in fiscal 2003.

    In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," was issued. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require certain prominent disclosures in interim financial statements, as well as in the annual financial statements as previously prescribed. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost of stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Under SFAS No. 148, the Company will adopt in its second fiscal quarter of 2003 the

<Page                                                                     16

disclosures requirements for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to evaluate and determine if and when it will adopt the fair value based method of accounting for stock-based employee compensation.

      In the first quarter of fiscal 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain applicable guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the applicable guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The required disclosures have been made by the Company for its first effective interim period.

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

     Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following:

    generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits, changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution or food retailing, changes in the competitive environment, including increased competition in the Company's primary geographic markets, the entry of new competitors (including non-traditional competitors) and consolidation in the supermarket industry, economic or political changes in the countries in which the Company operates or adverse trade regulations, changes in laws and regulations, including changes in accounting standards, tax laws and environmental laws, management's ability to accurately predict the adequacy of the Company's present liquidity to meet future requirements, changes in the Company's capital expenditures, new store openings and store closings,

<Page                                                17

    management's ability to predict the required contributions to the pension plans of the Company, and the extent and speed of the successful execution of strategic initiatives designed to increase sales and profitability in each of the operating companies.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

       The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

<Page                                                                               18

PART II.     OTHER INFORMATION

                   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                   (A) EXHIBITS

Exhibit No.	Description of Exhibit
3.2	Amended and Restated Bylaws of the Company
11	Statement Re: Computation of Per Share Earnings
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (B)    REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended December 29, 2002.

Current Report on Form 8-K dated October 31, 2002 and filed November 1, 2002;
Items 5 and 7.

                                    SIGNATURES

 PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                                 RUDDICK CORPORATION

DATE: February 11, 2003                     /s/ John B. Woodlief
                                                                  John B. Woodlief
                                                                  VICE PRESIDENT- FINANCE
                                                                   AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

<Page                                                               19

I, Thomas W. Dickson, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Ruddick Corporation;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003                                         /s/ Thomas W. Dickson
                                                                                   Thomas W. Dickson
                                                                                   President and Chief Executive Officer

<Page                                                                              20

  I, John B. Woodlief, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ruddick Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003                                    /s/ John B. Woodlief
                                                                              John B. Woodlief
                                                                             Vice President - Finance and Chief Financial Officer

<Page                                                                 21

                                                                  EXHIBIT INDEX
Exhibit No.
(per Item 601                     Description                                                                 Sequential
Of Reg. S-K)                       of Exhibit                                                                     Page No.

    3.2                        Amended and Restated Bylaws of the Company.

    11                         Statement Re: Computation of Per Share Earnings.

  99.1                       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2                      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.