Form 10-Q
period 2003-03-30
RUDDICK CORP
filed 2003-05-13
CIK 85704

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 30, 2003

OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to ________

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

                                                                                Outstanding Shares
                               Class                                          as of May 8, 2003

                      Common Stock                                  46,364,375 shares

<Page

RUDDICK CORPORATION

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS CONSOLIDATED CONDENSED BALANCE SHEETS -MARCH 30, 2003 (UNAUDITED) AND SEPTEMBER 29, 2002	2
	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE MONTHS AND SIX MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002	3
	CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY (UNAUDITED) - THREE MONTHS AND SIX MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002	4
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002	5
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	6-13
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-29
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4.	CONTROLS AND PROCEDURES	30
PART II.	OTHER INFORMATION
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	32
SIGNATURES		32
CERTIFICATIONS		33-34

<page                                                              1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
	March 30,	September 29,
ASSETS	2003	2002
	(Unaudited)	__________
CURRENT ASSETS:
Cash and Cash Equivalents	$ 96,343	$ 80,422
Temporary Investments	30,053	9,520
Accounts Receivable, Net	69,811	67,181
Inventories	233,203	224,548
Income Taxes Receivable	-	3,502
Other Current Assets	31,679	40,541
Total Current Assets	461,089	425,714

PROPERTY, NET	517,692	536,986

INVESTMENTS	20,986	12,022

OTHER ASSETS	66,048	64,225

Total Assets	$1,065,815	$1,038,947

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 3,311	$ 1,813
Current Portion of Long-Term Debt	864	727
Dividends Payable	3,425	3,406
Accounts Payable	146,270	156,560
Income Taxes Payable	16,078	-
Accrued Compensation	34,711	37,472
Other Accrued Liabilities	54,731	59,618
Total Current Liabilities	259,390	259,596

LONG-TERM DEBT, NET OF CURRENT PORTION	187,538	185,165

DEFERRED INCOME TAXES	28,225	34,952

PENSION LIABILITIES	68,656	61,499

OTHER LIABILITIES	36,424	32,052

MINORITY INTEREST	8,295	7,995

SHAREHOLDERS' EQUITY:
Common Stock - shares outstanding: 2003-46,452;
2002--46,454	51,019	51,127
Retained Earnings	464,964	445,940
Accumulated Non-Owner Changes in Equity	(38,696)	(39,379)
Shareholders' Equity	477,287	457,688

Total Liabilities and Shareholders' Equity	$1,065,815	$1,038,947

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited)


RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002
	(As reclassified,	(As reclassified,	(As reclassified,	(As reclassified,
	see Notes)	see Notes)	see Notes)	see Notes)

NET SALES
American & Efird	$74,619	$70,697	$145,245	$ 136,382
Harris Teeter	610,585	588,783	1,218,335	1,176,273
Total	685,204	659,480	1,363,580	1,312,655

COST OF SALES
American & Efird	55,310	53,113	109,125	104,332
Harris Teeter	433,848	421,433	866,570	842,389
Total	489,158	474,546	975,695	946,721

GROSS PROFIT
American & Efird	19,309	17,584	36,120	32,050
Harris Teeter	176,737	167,350	351,765	333,884
Total	196,046	184,934	387,885	365,934

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
American & Efird	15,468	14,016	30,141	27,842
Harris Teeter	153,034	145,360	305,654	291,293
Corporate	1,462	1,768	2,660	3,187
Total	169,964	161,144	338,455	322,322

EXIT AND IMPAIRMENT COSTS
American & Efird	-	7,858	-	7,858

OPERATING PROFIT (LOSS)
American & Efird	3,841	(4,290)	5,979	(3,650)
Harris Teeter	23,703	21,990	46,111	42,591
Corporate	(1,462)	(1,768)	(2,660)	(3,187)
Total	26,082	15,932	49,430	35,754

OTHER COSTS AND DEDUCTIONS
Interest expense	3,071	3,002	6,158	5,912
Interest income	(223)	(497)	(477)	(604)
Investment losses (gains)	(30)	14	(177)	48
Minority interest	330	96	610	168
Total	3,148	2,615	6,114	5,524

INCOME BEFORE TAXES	22,934	13,317	43,316	30,230
INCOME TAXES	8,519	4,606	15,922	10,992
NET INCOME	$14,415	$ 8,711	$ 27,394	$ 19,238

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUSTANDING:

Basic	46,516	46,387	46,514	46,370
Diluted	46,547	46,557	46,572	46,542

NET INCOME PER SHARE:
Basic	$ .31	$ .19	$ .59	$ .41
Diluted	$ .31	$ .19	$ .59	$ .41

DIVIDENDS DECLARED PER SHARE - Common	$ .09	$ .09	$ .18	$ .18

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).


RUDDICK CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY
(in thousands)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net Income	$ 14,415	$ 8,711	$ 27,394	$19,238

Other Non-Owner Changes in Equity, Before Tax:
Foreign currency translation adjustment	309	(170)	683	(347)
Related income tax expense (benefit)	-	-	-	-
Other Non-Owner Changes in Equity, Net of Tax	309	(170)	683	(347)

Total Non-Owner Changes in Equity	$ 14,724	$ 8,541	$ 28,077	$ 18,891

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).


RUDDICK CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)	SIX MONTHS ENDED
	March 30,	March 31,
	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$ 27,394	$ 19,238
Non-Cash Items Included in Net Income
Depreciation and Amortization	39,067	37,599
Deferred Taxes	(5,424)	(11,968)
Loss on Sale of Assets	5,163	2,036
Other, Net	14,631	19,201
Increase in Current Assets	(1,519)	(3,926)
Increase in Current Liabilities	2,351	29,940
NET CASH PROVIDED BY OPERATING ACTIVITIES	81,663	92,120

INVESTING ACTIVITIES
Capital Expenditures	(26,704)	(35,833)
Purchase of Investment Assets	(30,006)	(33)
Cash Proceeds from Sale of Property	1,143	12,579
Company Owned Life Insurance, Net	(1,829)	95
Other, Net	(980)	(835)
NET CASH USED IN INVESTING ACTIVITIES	(58,376)	(24,027)

FINANCING ACTIVITIES
Net Proceeds from Issuance of Short-Term Debt	1,498	-
Payment of Principal on Long-Term Debt	(204)	(142)
Dividends	(8,370)	(8,348)
Other, Net	(290)	775
NET CASH USED IN FINANCING ACTIVITIES	(7,366)	(7,715)

INCREASE IN CASH AND CASH EQUIVALENTS	15,921	60,378
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,422	34,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 96,343	$ 95,279

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$ 6,076	$ 5,744
Income Taxes	$ 1,499	$ 4,554
Non-Cash Transactions During the Period for:
Capital Leases Incurred	$ 2,689	-

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).


RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Description of Business
Ruddick Corporation (the "Company") is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. ("Harris Teeter") operates a regional chain of supermarkets in six southeastern states and American & Efird, Inc. ("A&E") manufactures and distributes industrial and consumer sewing thread on a global basis.

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements include the accounts of Ruddick Corporation and subsidiaries. All material intercompany amounts have been eliminated. To the extent that non-affiliated parties held minority equity investments in joint ventures of the Company, such investments are classified as minority interest.

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2002 Annual Report on Form 10-K filed with the SEC on December 9, 2002.

The Company's Consolidated Condensed Balance Sheet as of September 29, 2002 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended March 30, 2003 are not necessarily indicative of results for a full year.

Reporting Periods
The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company's fiscal year ends on the Sunday nearest to September 30.

Cost of Sales
The major components of cost of sales in the textile manufacturing and distribution segment are (a) the materials and supplies, labor costs and overhead costs associated with the manufactured products sold, (b) the purchased cost of products bought for resale, (c) any charges, or credits, associated with LIFO reserves and reserves for obsolete and slow moving inventories, (d) the freight costs incurred to deliver the products to the customer from the point of sale, and (e) all other costs required to be classified as cost of sales under authoritative accounting pronouncements.

The major components of cost of sales in the retail supermarket segment are (a) the cost of products sold determined under the Retail Inventory Method (see "Inventory Valuation

<Page                                                                                     6

Methods and Reserves" on page 32 of the Company's 2002 Annual Report on Form 10-K) reduced by purchase cash discounts and vendor purchase allowances and rebates, (b) the cost of various sales promotional activities reduced by vendor promotional allowances, and reduced by cooperative advertising allowances to the extent an advertising allowance exceeds the cost of the advertising, (c) the cost of product waste, including, but not limited to, physical waste and theft, (d) the cost of product distribution, including warehousing, freight and delivery, and (e) any charges, or credits, associated with LIFO reserves and reserves for obsolete and slow moving inventories. Additionally, the costs of production of product sold by the dairy operation to outsiders are included in cost of sales in the period in which the sales are recognized in revenues.

Selling, General and Administrative Expenses
The major components of selling, general and administrative expenses in the textile manufacturing and distribution segment are (a) the costs of maintaining a sales force including compensation, incentive compensation, benefits, office and occupancy costs, travel and all other costs of the sales force, (b) shipping and handling costs, excluding freight, (c) the costs of advertising, customer service, sales support and other similar costs, and (d) the costs of maintaining general and administrative support functions, including, but not limited to, personnel administration, finance and accounting, treasury, credit, information systems, training, marketing, and environmental, health and safety, to the extent that such overhead activities are not allocable to indirect manufacturing costs in cost of sales under generally accepted accounting principles.

The major components of selling, general and administrative expenses in the retail supermarket segment are (a) the costs associated with store operations, including store labor and training, fringe benefits and incentive compensation, supplies and maintenance, regional and district management and store support, store rent and other occupancy costs, property management and similar costs, (b) advertising costs, (c) shipping and handling costs, excluding freight, warehousing and distribution costs, (d) merchandising and purchasing department staffing, supplies and associated costs, (e) customer service and support, and (f) the costs of maintaining general and administrative support functions, including, but not limited to, personnel administration, finance and accounting, treasury, credit, information systems, marketing, and environmental, health and safety, based on appropriate classification under generally accepted accounting principles.

The major components of selling, general and administrative expenses in the corporate segment are (a) the costs associated with a portion of compensation and benefits of holding company employees, and (b) certain other costs that are not related to the operating companies.

Derivatives
The Company has not engaged in any material derivative and hedging transactions or activities during any of the periods presented.

Reclassifications
To conform with classifications adopted in the current year, the financial statements for the prior year reflects certain reclassifications, which have no effect on net income. During the second quarter of fiscal 2003, the Company has reclassified certain corporate administrative expenses of the holding company from "Other Costs and Deductions" to "Selling, General and Administrative Expenses" for the current and prior year presented. The reclassified amounts are captioned "Corporate" in the Consolidated Condensed Statement of Operations.

<Page                                                                       7

Such reclassification had the effect of reducing consolidated operating profit by $1.5 million and $1.8 million for the 13 weeks and $2.7 million and $3.2 million for the 26 weeks ended March 30, 2003 and March 31, 2002, respectively. The reclassification had no effect on consolidated revenue, cost of sales, net income, net income per share, business segment operating profit or the financial position and cash flows of the Company.

Earnings Per Share ("EPS")
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options. There are no other dilutive securities or potential common share equivalents.

The following table details the computation of EPS (in thousands except per share data):

	QUARTER ENDED		SIX MONTHS ENDED
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Basic EPS:
Net income	$ 14,415	$ 8,711	$ 27,394	$ 19,238
Weighted average common shares outstanding	46,516	46,387	46,514	46,370
Basic EPS	$ .31	$ .19	$ .59	$ .41

Diluted EPS:
Net income	$ 14,415	$ 8,711	$ 27,394	$ 19,238
Weighted average common shares outstanding	46,516	46,387	46,514	46,370
Potential common share equivalents	31	170	58	172
Weighted average common shares outstanding	46,547	46,557	46,572	46,542
Diluted EPS	$ .31	$ .19	$ .59	$ .41

Calculation of potential common share equivalents:

Options to purchase potential common shares	345	1,205	431	1,094
Potential common shares assumed purchased	(314)	(1,035)	(373)	(922)
Potential common share equivalents	31	170	58	172

Calculation of potential common shares assumed purchased with potential proceeds:

Potential proceeds from exercise of options to purchase common shares	$ 4,005	$ 16,621	$ 5,138	$ 14,754
Common stock price used under the treasury stock method	$ 12.75	$ 16.06	$ 13.77	$ 16.00
Potential common shares assumed purchased	314	1,035	373	922


Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 2,029,000 and 1,015,000 shares for the 13 weeks and 1,861,000 and 1,027,000 shares for the 26 weeks ended March 30, 2003 and March 31, 2002, respectively.

Impairment and Exit Costs
During fiscal 2002 and 2001, the Company recorded charges for exit costs and impairment costs related to the sale of certain Harris Teeter stores and the consolidation of certain A&E manufacturing operations. As of March 30, 2003, the remaining balance of all exit cost reserves was $658,000 ($812,000 at September 29, 2002), primarily related to lease liabilities. Impairment reserves for impaired assets held for sale totaled $7,788,000 at March 30, 2003 ($8,379,000 at September 29, 2002), and the net carrying value of impaired assets held for sale was $2,018,000 at March 30, 2003 ($2,233,000 at September 29, 2002).

Impairment for Assets Held for Use
As a result of the Company's periodic review and evaluation the carrying value of long-lived assets, an impairment charge of $3,847,000 was recorded during the first six months of fiscal 2003 for assets (primarily equipment and leasehold improvements) held for use in certain Harris Teeter stores. The charge is included in selling, general and administrative expenses of the Harris Teeter segment in the Consolidated Condensed Statements of Operations.

Guarantor Obligations
The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million at March 30, 2003. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. The Company carries the balances of the assets and liabilities associated with the lease arrangement on its books. As of March 30, 2003, those balances were $29.9 million in property, net and $30.4 million in long-term debt.

The Company is guarantor under a leveraged lease arrangement for certain lease payments of approximately $436,000 annually until January 2017, related to a previous Harris Teeter store that has been sublet and assigned to another supermarket company. Management believes that it is highly unlikely that the Company will be required to fund the contingent rents based on the current operations and credit worthiness of the other supermarket company. If such payments were to become more likely, management estimates that the present value of the contingent obligation as of March 30, 2003 is approximately $7.8 million, based on a discount rate of 6.5%.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of approximately $107.6 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $5.5 million in remainder

<Page                                                                          9

of fiscal 2003 (43 stores), $10.1 million in fiscal 2004 (39 stores), $9.4 million in fiscal 2005 (33 stores), $8.9 million in fiscal 2006 (27 stores), $8.7 million in fiscal 2007 (25stores), and $65.0 million in aggregate during all remaining years thereafter.

Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 23 years. Management expects that such leases will be renewed by exercising options or replaced by leases of other properties. The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in aggregate by year: $29.6 million in remainder of fiscal 2003, $58.2 million in fiscal 2004, $57.7 million in fiscal 2005, $56.7 million in fiscal 2006, $54.7million in fiscal 2007, and $542.2 million in aggregate during all remaining years thereafter. Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $16.3 million as of March 30, 2003.

Stock Options
As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Compensation cost of stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Accordingly, no compensation costs have been recognized for stock options previously granted.

Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value method, the Company's net income and net income per share would have been as follows (in thousands, except for per share data):

	QUARTER ENDED		SIX MONTHS ENDED
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Net income, as reported	$ 14,415	$ 8,711	$ 27,394	$ 19,238
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(231)	(251)	(509)	(504)
Pro forma net income	$ 14,184	$ 8,460	$26,885	$ 18,734

Earnings per share:
Basic - as reported	$.31	$.19	$.59	$.41
Basic - pro forma	$.30	$.18	$.58	$.40
Diluted - as reported	$.31	$.19	$.59	$.41
Diluted - pro forma	$.30	$.18	$.58	$.40

<Page                                                                       10

There were no grants issued in the second quarter of 2003. The weighted average fair value of options granted during the second quarter of 2002 were $4.10 and the weighted average fair value of options granted during the six months ended March 30, 2003 and March 31, 2002 were $3.54 and $4.10, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants during the respective periods:

	QUARTER ENDED		SIX MONTHS ENDED
	March 30, 2003 (1)	March 31, 2002	March 30, 2003	March 31, 2002

Expected life (years)	n/a	5.0	5.1	5.1
Risk-free interest rate	n/a	4.19%	3.17%	3.74%
Volatility	n/a	30.25%	29.64%	30.30%
Dividend Yield	n/a	2.30%	2.30%	2.30%

(1) Not applicable since there were no grants in the second quarter of 2003.

The pro forma effect on net income for the above periods in fiscal 2003 and 2002 is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

New Statements of Financial Accounting Standards (SFAS)
 In the first quarter of fiscal 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles." This statement required the cessation of amortization of goodwill and an assessment of its impairment by applying a fair-value-based test at least annually. As of September 29, 2002 and March 30, 2003 the balances of goodwill and other intangible assets subject to this statement were approximately $8,600,000 and $9,000,000, respectively. Were this statement not effective, an additional pre-tax amortization expense of approximately $462,000 ($291,000 net of tax)) would have been recorded through the first six months of fiscal 2003. The adoption of this statement did not result in a material charge for impairment of goodwill and other intangibles during the first six months of fiscal 2003, and management does not expect a material impairment charge for intangible assets during the remainder of fiscal 2003.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement required that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. The adoption of this statement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

<Page                                                                           11

In the first quarter of fiscal 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In the second quarter of fiscal 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. The Company will continue to evaluate and determine when it will adopt the fair value based method of accounting for stock-based employee compensation. However, the Company has now adopted the enhanced disclosure provisions defined in SFAS No. 148 (refer to Note captioned "Stock Options" herein).

In the first quarter of fiscal 2003, the Company adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain applicable guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the applicable guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not issued or modified any guarantees during the second fiscal quarter ending March 30, 2003. The disclosure requirements in the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The required disclosures have been made by the Company since its first effective interim period (refer to Note captioned "Guarantor Obligations" herein).

In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity

<Page                                                                        12

at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN No. 46 related to variable interest entities existing prior to February 1, 2003 is expected to have no material effect on the Company's results of operations, financial position or cash flows in fiscal 2003.

In the first quarter of fiscal 2003, the Company adopted EITF Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)" which prescribes the accounting approaches required on two issues. Issue 1 - Cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, that presumption is overcome if the consideration is either (1) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (2) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. Additionally, if consideration received relates to reimbursement of costs incurred by the customer to sell the vendor's products, and such consideration is more than the actual costs incurred by the customer, then any "excess" should be treated as a reduction of the prices of the vendor's product. Issue 1 is effective for the Company's interim financial statements for its second fiscal quarter ending March 30, 2003. Issue 2 - Assuming that the customer can reasonably estimate the rebate or refund to be received from a vendor and it is probable that the specified qualifying event or target will be attained, such amount should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund. If attaining the milestone is not probable, the rebate or refund should be recognized as the milestone is achieved. This guidance should only be applied for legally binding arrangements. Issue 2 is to be applied prospectively to new arrangements entered into after November 21, 2002. The Company's accounting policy related to these issues, as disclosed in the note Vendor Rebates, Credits and Promotional Allowances on page 30 of the Annual Report on Form 10-K dated December 6, 2002, is consistent with the requirements of EITF Issue No. 02-16. The adoption of this pronouncement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

<Page                                                                             13

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The following table shows net sales, cost of sales, gross profit, selling, general and administrative expenses ("SG&A"), and operating profit or loss for each of the Company's operating subsidiaries, American & Efird and Harris Teeter (each a reporting segment), and for the holding company ("Corporate") for the quarters and six months ended March 30, 2003 and March 31, 2002. For each major expense line item, the table also sets forth the segment expense as a percent of segment sales ("%S") for each period presented.

	QUARTER ENDED		SIX MONTHS ENDED
	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002
	% S	% S	% S	% S
NET SALES
American & Efird	$74,619	$70,697	$145,245	$136,382
Harris Teeter	610,585	588,783	1,218,335	1,176,273
Total	685,204	659,480	1,363,580	1,312,655

COST OF SALES
American & Efird	55,310	74.1	53,113	75.1	109,125	75.1	104,332	76.5
Harris Teeter	433,848	71.1	421,433	71.6	866,570	71.1	842,389	71.6
Total	489,158	71.4	474,546	72.0	975,695	71.6	946,721	72.1

GROSS PROFIT
American & Efird	19,309	25.9	17,584	24.9	36,120	24.9	32,050	23.5
Harris Teeter	176,737	28.9	167,350	28.4	351,765	28.9	333,884	28.4
Total	196,046	28.6	184,934	28.0	387,885	28.4	365,934	27.9

SG&A EXPENSES
American & Efird	15,468	20.7	14,016	19.8	30,141	20.8	27,842	20.4
Harris Teeter	153,034	25.1	145,360	24.7	305,654	25.1	291,293	24.8
Corporate	1,462		1,768		2,660		3,187
Total	169,964	24.8	161,144	24.4	338,455	24.8	322,322	24.6

EXIT AND IMPAIRMENT COSTS - SG&A
American & Efird	-		7,858	11.1	-		7,858	5.8

OPERATING PROFIT (LOSS)
American & Efird	3,841	5.1	(4,290)	(6.1)	5,979	4.1	(3,650)	(2.7)
Harris Teeter	23,703	3.9	21,990	3.7	46,111	3.8	42,591	3.6
Corporate	(1,462)		(1,768)		(2,660)		(3,187)
Total	$26,082	3.8	$15,932	2.4	$49,430	3.6	$35,754	2.7

For the Three Months Ended March 30, 2003 and March 31, 2002

Consolidated Revenues

Consolidated sales for the second fiscal quarter ended March 30, 2003 increased 3.9% to $685.2 million from $659.5 million for the comparable prior year quarter. The increase in

<Page                                                                            14

consolidated sales during the quarter was attributable to the opening of new stores and an increase in comparable stores sales in the Harris Teeter supermarket subsidiary along with improved business conditions at the American & Efird ("A&E") textile subsidiary. These two operating subsidiaries comprise the Company's two operating segments - retail grocery and industrial thread, respectively. For the second quarter of fiscal 2003, Harris Teeter sales rose 3.7% to $610.6 million from $588.8 million in the prior year quarter. This increase was generated by the addition of sales by seven new stores opened since the second quarter of fiscal 2002 (partially offset by the closing of six older stores) and a 1.09% increase in comparable store sales for the second quarter of fiscal 2003, despite the impact of Easter falling in the prior year second quarter versus being in the current year third quarter. New stores opened since the prior year quarter added $31.7 million in sales while store closures reduced sales by $12.6 million. The comparable store sales growth increased sales by $6.2 million in the second fiscal quarter of 2003. A&E's sales of $74.6 million in the second quarter of fiscal 2003 were up 5.5% from the $70.7 million in the comparable prior year quarter. The A&E sales growth was driven by foreign sales which increased by $6.7 million or 22.1% compared to the prior year quarter. A&E's sales from the United States declined by $2.8 million or 7.1%, primarily as a result of the continuing trend of customers shifting buying and production out of the U.S.

Consolidated Profits and Earnings

Consolidated gross profit of $196.0 million in the second fiscal quarter of 2003 improved by $11.1 million, or 6.0%, compared to the prior year quarter. The gross margin on sales increased to 28.6% in the 2003 second fiscal quarter from 28.0% in the comparable quarter last year. Both Harris Teeter and A&E generated improved gross profits and higher gross margins on sales. At Harris Teeter, gross profit of $176.7 million in the 2003 second fiscal quarter was up $9.3 million or 5.6% from the prior year quarter. Harris Teeter's gross margin on sales improved to 28.9% in the 2003 second fiscal quarter from the 28.4% achieved in the prior year quarter. Cost of sales at Harris Teeter for the 2003 second fiscal quarter improved by 0.5% of sales primarily as a result of effective promotional cost management. At A&E, gross profit of $19.3 million in the second fiscal quarter of 2003 increased by $1.7 million or 9.8% from the prior year quarter and gross margin on sales rose to 25.9% from 24.9%. While margins continued to be under pressure as the result of price competition and rising raw materials costs, A&E benefited from improved business conditions and the more favorable cost structure derived from its consolidations of certain manufacturing operations completed in prior periods.

Consolidated SG&A expenses in the second fiscal quarter of 2003 were $170.0 million, or 24.8% of consolidated sales, compared to $161.1 million, or 24.4% of sales, in the prior year quarter. Harris Teeter's SG&A expenses as a percent of sales increased from 24.7% to 25.1% and were up $7.7 million or 5.3% over the prior year quarter. This increase was driven primarily by higher labor costs (up $3.6 million) and fringe benefits costs (up $1.6 million) driven largely by increased pension expense. Store costs, including rent and other occupancy costs, and credit card fees in the second quarter were up $2.5 million over the prior year quarter. SG&A expenses at A&E in the second fiscal quarter of 2003 increased $1.5 million or 10.4% over the prior year quarter. This increase reflected primarily higher distribution, pension and other fringe benefits costs in the current year quarter. Excluded from the preceding discussion of SG&A expenses at A&E is $7.9 million of SG&A expenses incurred by the company in the prior year second quarter as exit and impairment charges associated with the consolidation of two U.S. industrial thread dyeing and finishing operations. The Company has reclassified certain corporate administrative expenses of the holding company from "Other Costs and Deductions" to "Selling, General and Administrative Expenses" for the current and prior year periods presented. The reclassified amounts are captioned "Corporate." Such reclassification had the effect of increasing SG&A

<Page                                                                           15

expenses and thereby reducing consolidated operating profit by $1.5 million and $1.8 million for the second fiscal quarter in 2003 and 2002, respectively, but had no effect on consolidated revenues, cost of sales, net income, net income per share, business segment operating profit or the financial position and cash flows of the Company. Corporate SG&A in the second quarter of fiscal 2003 declined by $306,000 from the prior year quarter primarily due to lower holding company compensation, professional fees and equipment rental costs.

Consolidated operating profit of $26.1 million in the second quarter of fiscal 2003 increased $10.2 million or 63.7% over the prior year quarter as a result of the sales and cost elements described above. Operating profit at Harris Teeter, the retail grocery segment, of $23.7 million for the second quarter of fiscal 2003 increased by 7.8% from $22.0 million for the second quarter of fiscal 2002, and operating margin on sales improved to 3.88% for the 2003 second quarter from 3.73% for the comparable period last year. During the second quarter of fiscal 2003, operating profit at A&E, the industrial thread segment, was $3.8 million or 5.1% of sales compared to a loss of $4.3 million in the prior year quarter.

Consolidated interest expense and interest income were unchanged in all material respects between the comparable periods in 2003 and 2002, and investment gains and losses and minority interest were insignificant.

Net income after income taxes was $14.4 million, or $.31 per basic and diluted share, in the second quarter of fiscal 2003 compared to $8.7 million, or $.19 per basic and diluted share, in the second quarter of fiscal 2002. The prior year period was affected by the previously described $7.9 million pretax exit and impairment charge ($4.8 million after tax benefits), or $.10 per basic and diluted share, related to the consolidation of two thread dyeing and finishing operations at A&E. The effective income tax rate of 37.1% was higher in the fiscal 2003 quarter as the prior year quarter's effective rate of 34.6% had been lowered primarily by the impact of tax savings associated with non-taxable life insurance proceeds.

Harris Teeter, Retail Grocery Segment

Harris Teeter sales in the second quarter of fiscal 2003 of $610.6 million increased by 3.7% from the $588.8 million reported for the comparable period last year. The sales increase reflected the sales volume of seven new stores opened by the company since the comparative period last year (partially offset by the closings of six older and under-performing stores) and a 1.09% increase in comparable store sales (see definition below) for the second quarter of fiscal 2003. New stores opened since the prior year quarter added $31.7 million in sales while store closures reduced sales by $12.6 million. During this 2003 second quarter, the company opened one new store and closed no stores. The comparable store sales growth of 1.09% increased sales by $6.2 million in the second fiscal quarter of 2003. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter as well as the continued weak economic environment during the second quarter of fiscal 2003. The Easter holiday having been in the prior year second quarter but occurring in the fiscal 2003 coming third quarter reduced comparative sales this year by an undetermined amount. Additionally, the comparable store sales measurement was reduced somewhat by the impact of a few prior new store openings by Harris Teeter having proximity to several existing stores and therefore reducing comparable store sales. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores, the currently weak economic environment and general deflationary pressures on food prices at the retail level. Generally, the markets in the

<Page                                                                             16

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

The Company considers its reporting of comparable store sales growth to be effective in determining core sales growth in times of changes in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," Harris Teeter uses the following consistently applied definition. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store with the intention of closing the existing store is included as a replacement store in the comparable store sales measure as if it were the same store, but only if, in fact, the existing store is concurrently closed. Expansions of the size of existing comparable stores are included in the calculations of comparable store sales.

Gross profit of $176.7 million in the second fiscal quarter of 2003 increased by 5.6% from $167.4 million in the comparable prior year period, while gross margin on sales improved to 28.9% from 28.4% last year. Cost of sales in the 2003 second fiscal quarter of $433.8 million rose 2.9% from the prior year quarter while sales increased by 3.7%. The relative cost improvement as a percent of sales generated 0.5% incremental gross margin and was derived primarily as a result of effective promotional cost management. Additional factors that enhanced gross margin on sales were the increased sales of higher margin departments and premium private label products and more efficient operations, particularly in dairy operations which benefited by $0.7 million during the 2003 second quarter as a result of their prior year consolidation. These enhancements were partially offset by the costs associated with higher distribution expenses, up $1.0 million due to primarily increased fuel costs, compared to the prior year quarter.

Harris Teeter's SG&A expenses as a percent of sales increased from 24.7% to 25.1% and were up $7.7 million or 5.3% over the prior year quarter. This increase was driven primarily by higher labor costs (up $3.6 million) and fringe benefits costs (up $1.6 million) driven largely by increased pension expense. The labor increase resulted from the continued focus on customer service and a shift in relative sales distribution to more labor intensive store departments, such as pharmacy and freshly prepared foods. Pension expense rose as a result of the lower discount rate for determining liabilities and the unfavorable market performance of pension assets. Store costs, including rent and other occupancy costs, and credit card fees in the second quarter were up $2.5 million over the prior year quarter. The costs associated with closed stores of $3.7 million during the second quarter of fiscal 2003, including the cost of impairment of assets held for use, was not significantly different from the same period last year.

Harris Teeter's operating profit of $23.7 million in the second quarter of 2003 rose 7.8% from the $22.0 million reported for the comparable period last year. Operating margin on sales of 3.88% in the second quarter of fiscal 2003 improved from 3.73% in the comparable prior year quarter. This improvement resulted primarily from the above stated factors driving improved gross margin and from increased productivity in retail operations, offset in part by primarily higher labor and pension costs, increased advertising and training, and higher credit card fees. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had

<Page                                                                             17

142 stores in operation at March 30, 2003, compared to 141 stores at March 31, 2002. The company currently plans to open three additional new stores and to remodel 13 stores by fiscal year end. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

American & Efird, Industrial Thread Segment

In the second quarter of fiscal 2003, A&E sales of $74.6 million increased 5.5% from $70.7 million reported for the comparable period last year. The sales growth was driven by foreign sales which increased 22.1% compared to the prior year quarter. Business conditions for A&E continued to be difficult in the U.S. market. U.S. sales declined 7.1% continuing the trend of customers shifting buying and production out of the United States. Business conditions for A&E's customers in the U.S. textile and apparel industry in general remained extremely challenging. Further, the textile and apparel industry has been negatively impacted by deflationary pricing and increased imports. Increased imports from China into the U.S. of apparel, home furnishings, upholstered furniture and footwear have continued. Additionally, A&E continues to face highly competitive pricing in its markets. A&E management expects business conditions to remain challenging during the third fiscal quarter as some of A&E's customers have reported weak order commitments from retail going into the third quarter. The company continues to proactively address these challenges by managing production schedules, growing its non-apparel thread business and expanding the company's presence in foreign markets.

In the second quarter of fiscal 2003, foreign sales accounted for approximately 50% of total A&E sales compared to 43% in the second quarter of fiscal 2002. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Foreign sales in the second quarter of fiscal 2003 represented 5.5% of the consolidated sales of the Company compared to 4.6% in the same period last year (Harris Teeter has no foreign sales). Sales growth was displayed in every foreign operation of A&E in the second quarter of fiscal 2003, with operations in Asia posting particularly strong increases. The added capacity of a new dyehouse that A&E opened in southern China in fiscal 2002 facilitated the current quarter sales increase in that region. Operations in Latin America during the 2003 second fiscal quarter also posted significant sales gains over the prior year quarter. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years. A&E continues to focus on increasing its market share in key foreign markets, including China, through expansion by way of joint ventures and other investments.

At A&E, gross profit of $19.3 million in the second fiscal quarter of 2003 increased by $1.7 million or 9.8% from the prior year quarter and gross margin on sales rose to 25.9% from 24.9%. Margins continued to be under pressure as the result of price competition and rising raw materials costs, particularly the costs of certain synthetic raw materials. Additionally, fuel costs and pension and benefits costs were higher in the second quarter of fiscal 2003. However, in comparison to the prior year quarter A&E benefited from improved business conditions and the more favorable cost structure derived from its consolidations of certain manufacturing operations completed in prior periods. Management continues to focus on effective production labor management.

SG&A expenses of $15.5 million at A&E in the second fiscal quarter of 2003 increased $1.5 million, or 10.4% above $14.0 million in the prior year quarter. This increase reflected

<Page                                                                 18

primarily higher distribution, pension and other fringe benefits costs in the current year quarter.Additionally in the prior year quarter A&E incurred $7.9 million of SG&A expenses classified as exit and impairment charges associated with the consolidation of two U.S. industrial thread dyeing and finishing operations.

During the second quarter of fiscal 2003, operating profit at A&E, the industrial thread segment, was $3.8 million or 5.1% of sales compared to a loss of $4.3 million in the prior year quarter. A&E's operating profit in the U.S. market was positive in the 2003 second quarter in comparison to a loss in the prior year quarter, which included exit and impairment charges of $7.9 million. The vast majority of the foreign operations of A&E also experienced improvements in operating profitability. The improvement in A&E's operating profit resulted primarily from increased domestic and foreign dyeing and finishing capacity utilization, from enhanced operating leverage and manufacturing efficiencies derived from the consolidations of certain operations in prior years, and from continued cost management despite certain cost increases such as fuel, certain synthetic raw materials, pension expense and benefits costs. Given the general economic slowdown in the U.S., A&E's management expects business conditions for the foreseeable future to remain weak.

For the Six Months Ended March 30, 2003 and March 31, 2002

Consolidated Revenues

Consolidated sales in the six months ended March 30, 2003 increased 3.9% to $1.36 billion from $1.31 billion for the comparable prior year period. The increase in consolidated sales during the fiscal year to date was attributable to the opening of new supermarkets and an increase in comparable stores sales in the Harris Teeter subsidiary along with improved business conditions at A&E. For the first six months of fiscal 2003, Harris Teeter sales rose 3.6% to $1.22 billion from $1.18 billion in the comparable prior year period. This increase was generated by the addition of sales by seven new stores opened since the end of the second quarter of fiscal 2002 (partially offset by the closing of six older stores) and a 0.31% increase in comparable store sales for the first six months of fiscal 2003. New stores opened since March 31, 2002 added $80.8 million in sales while store closures reduced sales by $36.8 million. The comparable store sales growth increased sales by $3.5 million in the first half of fiscal 2003. The Easter holiday having been within the first six months in fiscal 2002 but occurring in the fiscal 2003 third quarter reduced comparative sales this first six months of 2003 by an undetermined amount. A&E's sales of $145.2 million in the first six months of fiscal 2003 were up 6.5% from the $136.4 million in the comparable prior year period. The A&E sales growth was driven by foreign sales which increased by $14.5 million or 24.8% compared to the prior year period. A&E's sales from the United States declined by $5.7 million or 7.3%, primarily as a result of the continuing trend of customers shifting buying and production out of the U.S.

Consolidated Profits and Earnings

Consolidated gross profit of $387.9 million in the first half of fiscal 2003 improved by $22.0 million, or 6.0%, compared to the same period last year. The gross margin on sales increased to 28.4% in the first half of fiscal 2003 from 27.9% in the comparable period last year. Both Harris Teeter and A&E generated improved gross profits and higher gross margins on sales. At Harris Teeter, gross profit of $351.8 million in the first six months of 2003 was up $17.9 million or 5.4% from the comparable prior year period. Harris Teeter's gross margin on sales improved to 28.9% for the first six months of fiscal 2003 from the 28.4% achieved in the prior year period. Cost of sales at Harris Teeter for the first half of fiscal 2003 improved by 0.5% of sales primarily as a result of effective promotional cost management. At A&E, gross profit of

<Page                                                                           19

$36.1 million in the first half of fiscal 2003 increased by $4.0 million or 12.7% from the comparable prior year period and gross margin on sales rose to 24.9% from 23.5%. While margins continued to be under pressure as the result of price competition and rising raw materials costs, A&E benefited from improved business conditions, better manufacturing schedules and the more favorable cost structure derived from its consolidations of certain manufacturing operations completed in prior periods.

Consolidated SG&A expenses in the first six months of fiscal 2003 were $338.5 million, or 24.8% of consolidated sales, compared to $322.3 million, or 24.6% of sales, in the prior year period. Harris Teeter's SG&A expenses as a percent of sales increased from 24.8% to 25.1% and were up $14.4 million or 4.9% over the prior year period. This increase was driven primarily by higher labor costs (up $6.5 million) and fringe benefits costs (up $3.2 million) driven largely by increased pension expense. Store costs, including rent and other occupancy costs, and credit card fees in the first half of fiscal 2003 were up $4.7 million over the prior year six months and rose slightly as a percent of sales. SG&A expenses at A&E in the first six months of 2003 increased $2.3 million or 8.3% over the comparable period last year. This increase reflected primarily higher distribution, pension and other fringe benefits costs during the current year to date.Excluded from the preceding discussion of SG&A expenses at A&E is $7.9 million of SG&A expenses incurred by the company in the prior year second quarter as exit and impairment charges associated with the consolidation of two U.S. industrial thread dyeing and finishing operations. The Company has reclassified certain corporate administrative expenses of the holding company from "Other Costs and Deductions" to "Selling, General and Administrative Expenses" for the current and prior year periods presented. The reclassified amounts are captioned "Corporate." Such reclassification had the effect of increasing SG&A expenses and thereby reducing consolidated operating profit by $2.7 million and $3.2 million for the first six months in 2003 and 2002, respectively, but had no effect on consolidated revenues, cost of sales, net income, net income per share, business segment operating profit or the financial position and cash flows of the Company. Corporate SG&A in the first six months of fiscal 2003 declined by $527,000 from the comparable prior year period primarily due to lower holding company compensation and benefits and equipment rental costs, offset in part by increased professional fees.

Consolidated operating profit of $49.4 million in the first six months of fiscal 2003 increased $13.6 million or 38.3% over the first half of the prior year as a result of the sales and cost elements described above. Operating profit at Harris Teeter, the retail grocery segment, of $46.1 million for the first half of fiscal 2003 increased by 8.3% from $42.6 million for the comparable period of fiscal 2002, and operating margin on sales improved to 3.78% for the first six months of 2003 from 3.62% for the comparable period last year. During the first half of fiscal 2003, operating profit at A&E, the industrial thread segment, was $6.0 million or 4.1% of sales compared to a loss of $3.7 million in the prior year six months.

Consolidated interest expense and interest income were unchanged in all material respects between the comparable periods in 2003 and 2002, and investment gains and losses and minority interest were insignificant.

Net income after income taxes was $27.4 million, or $.59 per basic and diluted share, in the first six months of fiscal 2003 compared to $19.2 million, or $.41 per basic and diluted share, in the first six months of fiscal 2002. The prior year period was affected by the previously described $7.9 million pretax exit and impairment charge ($4.8 million after tax benefits), or $.10 per basic and diluted share, related to the consolidation of two thread dyeing and finishing operations at A&E. The effective income tax rate of 36.8% was slightly higher in the first six

<Page                                                                            20

months of fiscal 2003 compared to the prior year period's effective rate of 36.4%, primarily as a result of the impact of tax savings associated with non-taxable life insurance proceeds in the prior year period.

Harris Teeter, Retail Grocery Segment

Harris Teeter sales in the first six months of fiscal 2003 of $1.22 billion increased by 3.6% from the $1.18 billion reported for the comparable period last year. The sales increase reflected the sales volume of seven new stores opened by the company since the comparative period last year (partially offset by the closings of six older and under-performing stores) and a 0.31% increase in comparable store sales (as defined earlier) for the first half of fiscal 2003. New stores opened since March 31, 2002 added $80.8 million in sales while store closures reduced sales by $36.8 million. During the first six months of fiscal 2003, the company opened one new store and closed two older, under-performing stores. The comparable store sales growth of 0.31% increased sales by $3.5 million in the first half of fiscal 2003. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter as well as the continued weak economic environment during the first six months of fiscal 2003. The Easter holiday having been in the first six months period of fiscal 2002 but occurring in the fiscal 2003 coming third quarter reduced comparative sales this year by an undetermined amount.Additionally, the comparable store sales measurement was reduced somewhat by the impact of a few prior new store openings by Harris Teeter having proximity to several existing stores and therefore reducing comparable store sales. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as otherretailers such as supercenters, club and warehouse stores, and drug stores, the currently weak economic environment and general deflationary pressures on food prices at the retail level. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

Gross profit of $351.8 million in the first half of fiscal 2003 increased by 5.4% from $333.9 million in the comparable prior year period, while gross margin on sales improved to 28.9% from 28.4% last year. Cost of sales in the first six months of fiscal 2003 of $866.6 million rose 2.9% from the comparable prior year period while sales increased by 3.6%. The relative cost improvement as a percent of sales generated 0.5% incremental gross margin and was derived primarily as a result of effective promotional cost management. Additional factors that enhanced gross margin on sales were the increased sales of higher margin departments and premium private label products and more efficient operations, particularly in dairy operations which benefited by $1.3 million during the first six months of fiscal 2003 as a result of their prior year consolidation. These enhancements were partially offset by the costs associated with higher distribution expenses, up $1.9 million due to primarily increased fuel costs, compared to the prior year period.

Harris Teeter's SG&A expenses as a percent of sales increased from 24.8% to 25.1% and were up $14.4 million or 4.9% over the prior year period. This increase was driven primarily by higher labor costs (up $6.5 million) and fringe benefits costs (up $3.2 million) driven largely by increased pension expense. The labor increase resulted from the continued focus on customer service and a shift in relative sales distribution to more labor intensive store departments, such as pharmacy and freshly prepared foods. Pension expense rose as a result of the lower discount rate for determining liabilities and the unfavorable market performance of pension assets. Store costs,

<Page                                                                    21

including rent and other occupancy costs, and credit card fees in the first half of fiscal 2003 were up $4.7 million over the prior year six months and rose slightly as a percent of sales. Thecosts associated with closed stores of $7.2 million during the first six months of fiscal 2003, including the cost of impairment of assets held for use, was not significantly different from the same period last year.

Harris Teeter's operating profit of $46.1 million for the first half of fiscal 2003 increased by 8.3% from $42.6 million for the comparable period of fiscal 2002, and operating margin on sales improved to 3.78% for the first six months of 2003 from 3.62% for the comparable period last year. This improvement resulted primarily from the above stated factors driving improved gross margin and from increased productivity in retail operations, offset in part by primarily higher labor and pension costs, increased advertising and training, and higher credit card fees. The company had 142 stores in operation at March 30, 2003, compared to 141 stores at March 31, 2002. The company currently plans to open three additional new stores and to remodel 13 stores by fiscal year end. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

American & Efird, Industrial Thread Segment

For the first six months of fiscal 2003, A&E sales of $145.2 million increased 6.5% from $136.4 million reported for the comparable period last year. The sales growth was driven by foreign sales which increased 24.8% compared to the first six months of fiscal 2002. Business conditions for A&E continued to be difficult in the U.S. market. U.S. sales declined 7.3% continuing the trend of customers shifting buying and production out of the United States. As previously discussed, business conditions for A&E's customers in the U.S. textile and apparel industry in general remained extremely challenging.

In the first six months of fiscal 2003, foreign sales accounted for approximately 50% of total A&E sales compared to 43% in the first half of fiscal 2002. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Foreign sales in the first six months of fiscal 2003 represented 5.4% of the consolidated sales of the Company compared to 4.5% in the same period last year (Harris Teeter has no foreign sales). Sales growth was displayed in all but one of the foreign operations of A&E in the first six months of fiscal 2003, with the operations in Asia posting particularly strong increases. The added capacity of a new dyehouse that A&E opened in southern China in fiscal 2002 facilitated the current year to date sales increase in that region. Operations in Latin America during the first half of fiscal 2003 also posted significant sales gains over the prior year period.

At A&E, gross profit of $36.1 million in the first half of 2003 increased by $4.0 million or 12.7% from the first half of 2002 and gross margin on sales rose to 24.9% from 23.5%. Margins continued to be under pressure as the result of price competition and rising raw materials costs, particularly the costs of certain synthetic raw materials. Additionally, fuel costs and pension and benefits costs were higher in the first six months of fiscal 2003. However, during the first six months of fiscal 2003, in comparison to the first half of the prior year, A&E benefited from improved business conditions, better manufacturing schedules and the more favorable cost structure derived from its consolidations of certain manufacturing operations completed in prior periods. Further, management continued to focus on effective production labor management.

SG&A expenses of $30.1 million at A&E in the first half of fiscal 2003 increased $2.3 million, or 8.3% above $27.8 million in the prior year period. This increase reflected primarily

<Page                                                                        22

higher distribution, pension and other fringe benefits costs in the current year to date.Additionally in the first six months of the prior fiscal year A&E incurred $7.9 million of SG&A expenses classified as exit and impairment charges associated with the consolidation of two U.S. industrial thread dyeing and finishing operations.

During the first six months of fiscal 2003, operating profit at A&E, the industrial thread segment, was $6.0 million or 4.1% of sales compared to a loss of $3.7 million in the same period last year. A&E's operating profit in the U.S. market was positive in the first half of fiscal 2003 compared to a loss in the same period last year, which included exit and impairment charges of $7.9 million. The vast majority of the foreign operations of A&E also experienced improvements in operating profitability. The improvement in A&E's operating profit resulted primarily from increased domestic and foreign dyeing and finishing capacity utilization, from enhanced operating leverage and manufacturing efficiencies derived from the consolidations of certain operations in prior years, and from continued cost management despite certain cost increases such as fuel, certain synthetic raw materials, pension expense and benefits costs. Given the general economic slowdown in the U.S., A&E's management expects business conditions for the foreseeable future to remain weak.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E's industry have remained very difficult. The depth and duration of softness in apparel and other markets in which A&E participates will obviously have an impact on A&E profitability. The turmoil in the stock markets raises concern and uncertainty about the future strength of consumer spending. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales growth in global markets and on managing costs and manufacturing capacities. At Harris Teeter the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste and costs including the ability to offset rising costs such as health care, pensions and credit card fees, and effective merchandising strategies will dictate the pace at which its margins could improve. Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. Given the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook and believes that in the remainder of fiscal 2003 it will be difficult to match the historically high levels of profitability that were generated in the third and fourth quarters of fiscal 2002.

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

<Page                                                                              23

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt and its current portion, minority interest and shareholders' equity. As of March 30, 2003, this percentage was 28.0%, as compared to 28.5% at September 29, 2002.

The Company's principal source of liquidity has been cash generated from operating activities. As of March 30, 2003, the Company had cash and cash equivalent balances of $96.3 million compared to $80.4 million at September 29, 2002. In addition, at March 30, 2003 and September 29, 2002 the Company had short-term cash investments of $30.1 million and $9.5 million, respectively. During the first six months of fiscal 2003, the net cash provided by operating activities was $81.7 million, or $10.4 million lower than the comparable period last year. Cash flow from income was $80.8 million or $14.7 million higher than the comparable period last year, but working capital required $25.2 million more than the comparable prior year period, primarily due to increases in accounts payable and other current liabilities that generated cash in the prior year six months. Cash needed during the first six months of fiscal 2003 for accounts receivable in support of sales growth was $2.0 million compared to $3.1 million for the prior year period. Inventory increases required $6.8 million in the first half of fiscal 2003 compared to less than $1.0 million in the prior year period. Harris Teeter increased inventories this year to date by $11.0 million to support sales growth and to increase inventory at store level and improve full stock conditions. A&E reduced inventories $4.2 million year-to-date in fiscal 2003 to realign inventory investment with sales levels. Investing activities required net cash of $58.4 million during the first half of fiscal 2003, most significantly including capital expenditures of $26.7 million (68.4% of depreciation), short term investments of cash of $20.6 million and investments in the development of Harris Teeter store sites of $9.4 million. Financing activities during the first six months of fiscal 2003 required net cash of $7.4 million reflecting primarily the payment of regular quarterly cash dividends of $8.4 million on the Company's common stock. Collectively, these activities generated a $15.9 million increase in the balances of cash and cash equivalents during the first half of fiscal 2003. Working capital of $201.7 million at March 30, 2003 increased $35.6 million from $166.1 million at September 29, 2002. The current ratio was 1.8 at March 30, 2003 compared to 1.6 at September 29, 2002.

During the first six months of fiscal 2003, capital expenditures totaled $26.7 million. A&E's capital expenditures were $3.4 million year to date, and A&E estimates its total capital spending will be $14.9 million for fiscal year 2003 compared to $7.8 million in fiscal 2002. Harris Teeter has spent $23.3 million of an anticipated $65.1 million of capital expenditures in fiscal year 2003, compared to $66.6 million of capital spending in fiscal 2002. In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During the first six months of fiscal 2003 such development capital spending was $9.4 million and a total of $17.0 million of such investment is expected for this fiscal year. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its core markets in fiscal 2003 as well as the foreseeable future. A&E expects to target further expansion of global operations. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks. As of March 31, 2003, the three banks granted the first annual extension of the credit facility and thereby established a maturity date of May 14, 2006. This maturity date may be further extended by one year if approved by the banks in 2004 in accordance with the provisions of the credit

<Page                                                                   24

agreement. Borrowings and prepayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, all borrowings under the facility are classified as long term debt. The amount which may be borrowed from time to time and the interest rate chargeable on such borrowing are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of the quarterly measurement date of March 30, 2003, the Company was within the various financial covenants. At March 30, 2003, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future. The Company also has $150 million of senior unsecured debt outstanding, with annual repayments of $7.1 million due in each of fiscal years 2005 - 2011 and $100 million due in fiscal 2017. In addition, as described in more detail below, the Company has an outstanding debt obligation for $30.4 million related to certain real property leases, which obligation requires repayment on September 13, 2004. Further, as of March 30, 2003, the Company had $8.0 million of various other debt obligations and capital leases of which $864,000 is either due upon demand or within 12 months. Further, the Company has the capacity to borrow up to an aggregate amount of $31.6 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million at March 30, 2003. The total financing costs for these properties was $294,000 in the first six months of fiscal 2003. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. The Company carries the balances of the assets and liabilities associated with the lease arrangement on its books. As of March 30, 2003, those balances were $29.9 million in property, net and $30.4 million in long-term debt.

In addition, the Company is guarantor under a leveraged lease arrangement for certain lease payments of approximately $436,000 annually until January 2017, related to a previous Harris Teeter store that has been sublet and assigned to another supermarket company. Management believes that it is highly unlikely that the Company will be required to fund the contingent rents based on the current operations and credit worthiness of the other supermarket company. If such payments were to become more likely, management estimates that the present value of the contingent obligation as of March 30, 2003 is approximately $7.8 million, based on a discount rate of 6.5%. Further, in connection with the closing of certain other store locations Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of approximately $107.6 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $5.5 million in remainder of fiscal 2003 (43 stores), $10.1 million in fiscal 2004 (39 stores), $9.4 million in fiscal 2005 (33 stores), $8.9 million in fiscal 2006 (27 stores), $8.7 million in fiscal 2007 (25 stores), and $65.0 million in aggregate during all remaining years thereafter. Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases

<Page                                                                       25

that expire during the next 23 years. Management expects that such leases will be renewed by exercising options or replaced by leases of other properties. The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in aggregate by year: $29.6 million in remainder of fiscal 2003, $58.2 million in fiscal 2004, $57.7 million in fiscal 2005, $56.7 million in fiscal 2006, $54.7 million in fiscal 2007, and $542.2 million in aggregate during all remaining years thereafter. Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur as described above. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

Additionally, the Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $16.3 million as of March 30, 2003.

The Company provides non-contributory defined benefit pension plans for substantially all domestic full-time employees. As a result of primarily lower discount rates for the measurement of benefit obligations and negative returns on the plans' assets, over the past two years the funding ratios of the pension plans have eroded and require higher levels of contribution in future years. In fiscal 2002 and 2001, the Company's contributions were $22.2 million and $10.7 million, respectively. For the foreseeable future, the Company expects to contribute annually an amount similar to that contributed in fiscal 2002, and on that basis expects to contribute $22.0 million to the pension trust on or before June 15, 2003. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such pension contributions.

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

<Page                                                                            26

Other Matters

In the first quarter of fiscal 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles." This statement required the cessation of amortization of goodwill and an assessment of its impairment by applying a fair-value-based test at least annually. As of September 29, 2002 and March 30, 2003 the balances of goodwill and other intangible assets subject to this statement were approximately $8,600,000 and $9,000,000, respectively. Were this statement not effective, an additional pre-tax amortization expense of approximately $462,000 ($291,000 net of tax) would have been recorded through the first six months of fiscal 2003. The adoption of this statement did not result in a material charge for impairment of goodwill and other intangibles during the first six months of fiscal 2003, and management does not expect a material impairment charge for intangible assets during the remainder of fiscal 2003.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement required that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuations of such assets. The adoption of this statement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In the second quarter of fiscal 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial

<Page                                                                        27

statements about the effects of stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. The Company will continue to evaluate and determine when it will adopt the fair value based method of accounting for stock-based employee compensation. However, the Company has now adopted the enhanced disclosure provisions defined in SFAS No. 148.

In the first quarter of fiscal 2003, the Company adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain applicable guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the applicable guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not issued or modified any guarantees during the second fiscal quarter ending March 30, 2003. The disclosure requirements in the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The required disclosures have been made by the Company since its first effective interim period.

In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN No. 46 related to variable interest entities existing prior to February 1, 2003 is expected to have no material effect on the Company's results of operations, financial position or cash flows in fiscal 2003.

In the first quarter of fiscal 2003, the Company adopted EITF Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)" which prescribes the accounting approaches required on two issues. Issue 1 - Cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, that presumption is overcome if the consideration is either (1) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (2) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. Additionally, if consideration received relates to reimbursement of costs incurred by the customer to sell the vendor's products, and such consideration is more than the actual costs incurred by the customer, then any "excess" should be treated as a reduction of the prices of the vendor's product. Issue 1 is effective for the Company's interim financial statements for its second fiscal quarter ending March 30, 2003. Issue 2 - Assuming that the customer can reasonably estimate the rebate or refund to be received from a vendor and it is probable that the specified qualifying event or target will be attained, such amount should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration to each of the underlying

<Page                                                                       28

transactions that results in progress by the customer toward earning the rebate or refund. If attaining the milestone is not probable, the rebate or refund should be recognized as the milestone is achieved. This guidance should only be applied for legally binding arrangements. Issue 2 is to be applied prospectively to new arrangements entered into after November 21, 2002. The Company's accounting policy related to these issues, as disclosed in the note Vendor Rebates, Credits and Promotional Allowances on page 30 of the Annual Report on Form 10-K dated December 6, 2002, is consistent with the requirements of EITF Issue No. 02-16. The adoption of this pronouncement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures. The Company has $30.4 million of variable interest rate debt outstanding on which a 1% change in interest rate would have a $184,000 impact on net income.

<Page                                                                         29

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

<Page                                                                              30

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of Ruddick Corporation was held on February 20, 2003 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual Meeting:

1.    ELECTION OF DIRECTORS
              The shareholders elected six directors at the Annual Meeting - four directors for three-year terms to expire in 2006, one director for a two-year term to expire in 2005, and one director for a one-year term to expire in 2004. In addition, the following directors are currently serving for terms to expire in 2004 and 2005, as indicated: Alan T. Dickson (2004), Roddey Dowd, Sr. (2004), Anna Spangler Nelson (2004), Edwin B. Borden, Jr. (2005), R. Stuart Dickson (2005) and Isaiah Tidwell (2005). There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

Director Elected at Annual Meeting	Shares Voted for Election	Shares Withholding Authority	Broker Non-Votes

For a three-year term:
John R. Belk	33,996,455	1,053,691	N/A
Thomas W. Dickson	34,326,882	723,192	N/A
James E. S. Hynes	34,544,285	505,789	N/A
Harold C. Stowe	34,007,940	1,042,134	N/A
For a two-year term:
John P. Derham Cato	34,449,982	600,092	N/A
For a one-year term:
Robert H. Spilman, Jr.	34,534,833	515,241	N/A

2. APPROVAL OF THE 2002 COMPREHENSIVE STOCK OPTION AND AWARD
     PLAN

          The shareholders approved the adoption of the Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan, and the following information is provided with respect to the approval thereof:

            Shares Voted             Shares Voted                Shares               Broker
               For                      Against                  Abstaining         Non-Votes

              28,301,270                 5,865,130               883,674               None

<Page                                                                        31

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (B)  REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the quarter ended March 30, 2003.

        Current Report on Form 8-K dated January 22, 2003 and filed January 23, 2003;
          Items 5 and 7.

                                                              SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                                     RUDDICK CORPORATION

DATE: May 13, 2003                                /s/ John B. Woodlief
                                                                     John B. Woodlief
                                                                     VICE PRESIDENT - FINANCE AND
                                                                      CHIEF FINANCIAL OFFICER
                                                                     (PRINCIPAL FINANCIAL OFFICER)

<Page                                                                      32

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

Date: May 13, 2003                                        /s/ Thomas W. Dickson
                                                                           Thomas W. Dickson
                                                                           President and Chief Executive Officer

<Page                                                                      33

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

Date: May 13, 2003                                        /s/ John B. Woodlief
                                                                            John B. Woodlief
                                                                           Vice President - Finance and Chief
                                                                            Financial Officer


EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1	Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002