Form 10-Q
period 2003-06-29
RUDDICK CORP
filed 2003-08-11
CIK 85704

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 29, 2003

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

                                                                                                  Yes X                  No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).

                                                                                                   Yes X                No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                                                            Outstanding Shares
                                                                       Class                                            as of August 6, 2003
                                                               Common Stock                                     46,195,875 shares

<Page

RUDDICK CORPORATION

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONSOLIDATED CONDENSED BALANCE SHEETS -JUNE 29, 2003 (UNAUDITED) AND SEPTEMBER 29, 2002	2

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE MONTHS AND NINE MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002	3

	CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON- OWNER CHANGES IN EQUITY (UNAUDITED) - THREE MONTHS AND NINE MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002	4

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002	5

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	6-11

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURES		24

<Page                                                                         1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

ASSETS	June 29, 2003	September 29, 2002
	(Unaudited)	_________________
CURRENT ASSETS:
Cash and Cash Equivalents	$ 36,716	$ 80,422
Temporary Investments	56,881	9,520
Accounts Receivable, Net	73,365	67,181
Inventories	233,620	224,548
Income Taxes Receivable	-	3,502
Other Current Assets	35,499	40,541
Total Current Assets	436,081	425,714

PROPERTY, NET	516,870	536,986
INVESTMENTS	30,814	15,185
OTHER ASSETS	63,502	61,062

Total Assets	$ 1,047,267	$ 1,038,947

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 2,633	$ 1,813
Current Portion of Long-Term Debt	1,213	727
Dividends Payable	3,397	3,406
Accounts Payable	146,591	156,560
Income Taxes Payable	3,485	-
Accrued Compensation	31,425	37,472
Other Accrued Liabilities	55,602	59,618
Total Current Liabilities	244,346	259,596

LONG-TERM DEBT, NET OF CURRENT PORTION	188,247	185,165
DEFERRED INCOME TAXES	33,851	34,952
PENSION LIABILITIES	50,549	61,499
OTHER LIABILITIES	35,024	32,052
MINORITY INTEREST	8,603	7,995

SHAREHOLDERS' EQUITY:
Common Stock - shares outstanding: 2003-46,187;
2002--46,454	47,223	51,127
Retained Earnings	476,931	445,940
Accumulated Non-Owner Changes in Equity	(37,507)	(39,379)
Shareholders' Equity	486,647	457,688

Total Liabilities and Shareholders' Equity	$ 1,047,267	$ 1,038,947

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

<Page                                                                       2

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	.	(As reclassified)	(As reclassified)	(As reclassified)
NET SALES
American & Efird	$ 76,919	$ 81,517	$ 222,164	$ 217,899
Harris Teeter	608,093	584,819	1,826,428	1,761,092
Total	685,012	666,336	2,048,592	1,978,991

COST OF SALES
American & Efird	56,547	58,598	165,672	162,930
Harris Teeter	434,519	412,309	1,301,089	1,254,698
Total	491,066	470,907	1,466,761	1,417,628

GROSS PROFIT
American & Efird	20,372	22,919	56,492	54,969
Harris Teeter	173,574	172,510	525,339	506,394
Total	193,946	195,429	581,831	561,363

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
American & Efird	15,005	14,505	45,146	42,347
Harris Teeter	150,481	150,337	456,135	441,630
Corporate	1,328	3,091	3,988	6,278
Total	166,814	167,933	505,269	490,255

EXIT AND IMPAIRMENT CHARGES (CREDITS)

American & Efird	-	-	-	7,858
Harris Teeter	-	(710)	-	(710)
Total	-	(710)	-	7,148

OPERATING PROFIT (LOSS)
American & Efird	5,367	8,414	11,346	4,764
Harris Teeter	23,093	22,883	69,204	65,474
Corporate	(1,328)	(3,091)	(3,988)	(6,278)
Total	27,132	28,206	76,562	63,960

OTHER EXPENSE (INCOME)
Interest expense	3,187	3,535	9,345	9,447
Interest income	(428)	(463)	(905)	(1,067)
Investment losses (gains)	(306)	(289)	(483)	(241)
Minority interest	467	339	1,077	507
Total	2,920	3,122	9,034	8,646

INCOME BEFORE TAXES	24,212	25,084	67,528	55,314
INCOME TAXES	8,088	8,605	24,010	19,597
NET INCOME	$ 16,124	$ 16,479	$ 43,518	$ 35,717

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUSTANDING:

Basic	46,306	46,424	46,444	46,388
Diluted	46,372	46,611	46,506	46,565

NET INCOME PER SHARE:
Basic	$ 0.35	$ 0.35	$ 0.94	$ 0.77
Diluted	$ 0.35	$ 0.35	$ 0.94	$ 0.77

DIVIDENDS DECLARED PER SHARE - Common	$ 0.09	$ 0.09	$ 0.27	$ 0.27
See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

<Page                                                                      3

RUDDICK CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY
(in thousands)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net Income	$ 16,124	$ 16,479	$ 43,518	$ 35,717

Other Non-Owner Changes in Equity
Foreign currency translation adjustment	1,189	982	1,872	635
Related income tax expense (benefit)	-	-	-	-
Other Non-Owner Changes in Equity, Net of Tax	1,189	982	1,872	635

Total Non-Owner Changes in Equity	$ 17,313	$ 17,461	$ 45,390	$ 36,352

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

<Page                                                                          4

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)	NINE MONTHS ENDED
	June 29, 2003	June 30, 2002
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$ 43,518	$ 35,717
Non-Cash Items Included in Net Income
Depreciation and Amortization	58,284	56,589
Deferred Taxes	(1,454)	(4,342)
Loss on Impairment	-	8,821
Loss on Sale of Assets	5,188	3,236
Other, Net	(1,498)	(4,598)
Increase in Current Assets	(7,654)	(23,267)
(Decrease) Increase in Current Liabilities	(14,197)	33,824
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,187	105,980

INVESTING ACTIVITIES
Capital Expenditures	(45,205)	(55,575)
Purchase of Other Investments	(18,760)	(67)
Net Increase in Investment Securities	(47,361)	-
Cash Proceeds from Sale of Property	2,191	12,782
Company Owned Life Insurance, Net	(1,610)	(621)
Other, Net	(291)	(1,761)
NET CASH USED IN INVESTING ACTIVITIES	(111,036)	(45,242)

FINANCING ACTIVITIES
Repayment of Long-Term Revolving Credit	-	(900)
Net Proceeds from Issuance of Short-Term Debt	820	-
Proceeds from Issuance of Long-Term Debt	1,164	1,577
Payment of Principal on Long-Term Debt	(278)	(215)
Dividends	(12,527)	(12,527)
Purchase and Retirement of Common Stock	(5,202)	-
Proceeds from Stock Issued and Other	1,166	1,003
NET CASH USED IN FINANCING ACTIVITIES	(14,857)	(11,062)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,706)	49,676
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,422	34,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 36,716	$ 84,577

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$ 9,255	$ 8,613
Income Taxes	$ 18,256	$ 11,025
Non-Cash Transactions During the Period for:
Capital Leases Incurred	$ 2,689	-

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

<Page                                                                    5

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

The Company's Consolidated Condensed Balance Sheet as of September 29, 2002 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended June 29, 2003 are not necessarily indicative of results for a full year.

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

The major components of cost of sales in the retail supermarket segment are (a) the cost of products sold determined under the Retail Inventory Method (see "Inventory Valuation Methods and Reserves" on page 32 of the Company's 2002 Annual Report on Form 10-K) reduced by purchase cash discounts and vendor purchase allowances and rebates, (b) the cost of various sales promotional activities reduced by vendor promotional allowances, and reduced by cooperative advertising allowances to the extent an advertising allowance exceeds the cost of the advertising, (c) the cost of product waste, including, but not limited to, physical waste and theft, (d) the cost of product distribution, including warehousing, freight and delivery, and (e) any charges, or credits, associated with LIFO reserves and reserves for obsolete and slow moving inventories. Additionally, the costs of production of product sold by the dairy operation to outsiders are included in cost of sales in the period in which the sales are recognized in revenues.

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

<Page                                                                          6

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

Reclassifications
To conform with classifications adopted in the current year, the financial statements for the prior year reflect certain reclassifications, which have no effect on net income. During the second quarter of fiscal 2003, the Company began classifying certain corporate administrative expenses of the holding company as "Selling, General and Administrative Expenses" that had previously been classified as "Other Expense (Income)." These expenses are captioned "Corporate" in the Consolidated Condensed Statement of Operations. Accordingly, consolidated operating profit was reduced by $1.3 million and $3.1 million for the quarter and $4.0million and $6.3 million for the nine months ended June 29, 2003 and June 30, 2002, respectively. The reclassification of prior period amounts had no effect on previously reported consolidated revenue, cost of sales, net income, net income per share, business segment operating profit or the financial position and cash flows of the Company.

Earnings Per Share ("EPS")
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options. There are no other dilutive securities or potential common share equivalents.

The following table details the computation of EPS (in thousands except per share data):

	QUARTER ENDED		NINE MONTHS ENDED
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Basic EPS:
Net income	$ 16,124	$ 16,479	$ 43,518	$ 35,717
Weighted average common shares outstanding	46,306	46,424	46,444	46,388
Basic EPS	$ 0.35	$ 0.35	$ 0.94	$ 0.77

Diluted EPS:
Net income	$ 16,124	$ 16,479	$ 43,518	$ 35,717
Weighted average common shares outstanding	46,306	46,424	46,444	46,388
Potential common share equivalents	66	187	62	177
Weighted average common shares outstanding	46,372	46,611	46,506	46,565
Diluted EPS	$ 0.35	$ 0.35	$ 0.94	$ 0.77

Calculation of potential common share equivalents:

Options to purchase potential common shares	398	1,162	421	1,117
Potential common shares assumed purchased	(332)	(975)	(359)	(940)
Potential common share equivalents	66	187	62	177

Calculation of potential common shares assumed purchased with potential proceeds:

Potential proceeds from exercise of options to purchase common shares	$ 4,765	$ 16,164	$ 5,013	$ 15,223
Common stock price used under the treasury stock method	$ 14.35	$ 16.58	$ 13.96	$ 16.20
Potential common shares assumed purchased	332	975	359	940

<Page                                                                                    7

Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 1,966,000 and 1,008,000 shares for the quarter and 1,896,000 and 1,021,000 shares for the nine months ended June 29, 2003 and June 30, 2002, respectively.

Capital Stock
The Board of Directors adopted a stock buyback program in 1996, authorizing, at management's discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company's common stock for the purpose of preventing dilution as a result of the operation of the Company's stock option plans. The stock purchases are effected from time to time and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period. During the first nine months of fiscal 2003, the Company purchased and retired 377,800 shares at a total cost of $5.2 million or an average price of $13.77 per share. There were no stock purchases during fiscal 2002.

Impairment and Exit Costs
During fiscal 2002 and 2001, the Company recorded charges for exit costs and impairment costs related to the sale of certain Harris Teeter stores and the consolidation of certain A&E manufacturing operations. As of June 29, 2003, the remaining balance of all exit cost reserves was $606,000 ($812,000 at September 29, 2002), primarily related to lease liabilities. Impairment reserves for impaired assets held for sale totaled $7,992,000 at June 29, 2003 ($8,379,000 at September 29, 2002), and the net carrying value of impaired assets held for sale was $1,346,000 at June 29, 2003 ($2,233,000 at September 29, 2002).

Impairment for Assets Held for Use
As a result of the Company's periodic review and evaluation of the carrying value of long-lived assets, an impairment charge of $3,847,000 was recorded during the first nine months of fiscal 2003 for assets (primarily equipment and leasehold improvements) held for use in certain Harris Teeter stores. The charge is included in selling, general and administrative expenses of the Harris Teeter segment in the Consolidated Condensed Statements of Operations.

Guarantor Obligations
The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million at June 29, 2003. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. The Company carries the balances of the assets and liabilities associated with the lease arrangement on its books. As of June 29, 2003, those balances were $29.8 million in property, net and $30.4 million in long-term debt.

The Company is guarantor under a leveraged lease arrangement for certain lease payments of approximately $436,000 semi-annually until January 2017, related to a previous Harris Teeter store that has been sublet and assigned to another supermarket company. Management believes that it is highly unlikely that the Company will be required to fund the contingent rents based on the current operations and credit worthiness of the other supermarket company. If such payments were to become more likely, management estimates that the present value of the contingent obligation as of June 29, 2003 is approximately $8.5 million, based on a discount rate of 5.5%.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of approximately $104.8 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $2.7 million for the remainder of fiscal 2003 (43 stores), $10.1 million in fiscal 2004 (39 stores), $9.4 million in fiscal 2005 (33 stores), $8.9 million in fiscal 2006 (27 stores), $8.7 million in fiscal 2007 (25 stores), and $65.0 million in aggregate during all remaining years thereafter.

Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 23 years. Management expects that such leases will be renewed by exercising options or replaced by leases of other properties. The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in aggregate by year: $15.6 million for the remainder of fiscal 2003, $58.2 million in fiscal 2004, $57.7 million in fiscal 2005, $56.7 million in fiscal 2006, $54.6 million in fiscal 2007, and $532.4 million in aggregate during all remaining years thereafter. Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

<Page                                                                                                  8

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $19.3 million as of June 29, 2003.

Stock Options
As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Compensation cost of stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Since the exercise price has historically been set at the market value at grant date, there is no compensation costs when the stock options are granted.

Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value method, the Company's net income and net income per share would have been as follows (in thousands, except for per share data):

	QUARTER ENDED		NINE MONTHS ENDED
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income, as reported	$ 16,124	$ 16,479	$ 43,518	$ 35,717
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(240)	(253)	(750)	(757)
Pro forma net income	$ 15,884	$ 16,226	$ 42,768	$ 34,960

Earnings per share:
Basic - as reported	$ 0.35	$ 0.35	$ 0.94	$ 0.77
Basic - pro forma	$ 0.34	$ 0.35	$ 0.92	$ 0.75
Diluted - as reported	$ 0.35	$ 0.35	$ 0.94	$ 0.77
Diluted - pro forma	$ 0.34	$ 0.35	$ 0.92	$ 0.75

There were no grants issued in the third quarter of 2003 and 2002. The weighted average fair value of options granted during the nine months ended June 29, 2003 and June 30, 2002 were $3.51 and $4.10, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants during the respective periods:

	QUARTER ENDED		NINE MONTHS ENDED
	June 29, 2003 (1)	June 30, 2002 (1)	June 29, 2003	June 30, 2002

Expected life (years)	n/a	n/a	5.1	5.1
Risk-free interest rate	n/a	n/a	3.15%	3.74%
Volatility	n/a	n/a	29.60%	30.30%
Dividend Yield	n/a	n/a	2.30%	2.30%

(1) Not applicable since there were no grants in the third quarter of 2003 and 2002.

The pro forma effect on net income for the above periods in fiscal 2003 and 2002 is not necessarily representative of the pro forma effect on net income in future periods.

New Accounting Standards
In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles." This statement required the cessation of amortization of goodwill and an assessment for possible impairment by applying a fair-value-based test at least annually. As of June 29, 2003 and September 29, 2002 the balances of goodwill and other intangible assets subject to this statement were approximately $9.3 million and $8.6 million, respectively. Were this statement not effective, an additional pre-tax amortization expense of approximately $703,000 ($444,000 net of tax) would have been recorded through the first nine months of fiscal 2003. The adoption of this statement did not result in a material charge for impairment of

<Page                                                                                                     9

goodwill and other intangibles during the first nine months of fiscal 2003, and management does not expect a material impairment charge for goodwill and other intangible assets during the remainder of fiscal 2003.

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

In the first quarter of fiscal 2003, the Company adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain applicable guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the applicable guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not issued or modified any guarantees since the January 1, 2003 effective date. The disclosure requirements in the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The required disclosures have been made by the Company since its first effective interim period (refer to Note captioned "Guarantor Obligations" herein).

In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Company adopted the provisions of FIN No. 46 for variable interest entities created or acquired prior to February 1, 2003 in the third quarter of fiscal 2003. The adoption had no material effect on the Company's results of operations, financial position or cash flows in fiscal 2003.

<Page                                                                                10

In the first quarter of fiscal 2003, the Company adopted EITF Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)" which prescribes the accounting approaches required on two issues. Issue 1 - Cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, that presumption is overcome if the consideration is either (1) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (2) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. Additionally, if consideration received relates to reimbursement of costs incurred by the customer to sell the vendor's products, and such consideration is more than the actual costs incurred by the customer, then any "excess" should be treated as a reduction of the prices of the vendor's product. Issue 1 became effective for the Company's interim financial statements for its second fiscal quarter ending March 30, 2003. Issue 2 - Assuming that the customer can reasonably estimate the rebate or refund to be received from a vendor and it is probable that the specified qualifying event or target will be attained, such amount should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund. If attaining the milestone is not probable, the rebate or refund should be recognized as the milestone is achieved. This guidance should only be applied for legally binding arrangements. Issue 2 was applicable for new arrangements entered into after November 21, 2002. The Company's accounting policy related to these issues, as disclosed in the note Vendor Rebates, Credits and Promotional Allowances on page 30 of the Annual Report on Form 10-K dated December 6, 2002, is consistent with the requirements of EITF Issue No. 02-16. The adoption of this pronouncement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

<Page                                                                           11

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The Company operates primarily in two business segments: industrial thread (textile primarily) - American & Efird, and retail grocery (including the real estate and store development activities of the Company) - Harris Teeter. American & Efird primarily manufactures sewing thread for the apparel and other markets. Harris Teeter operates a regional chain of supermarkets. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

For the Three Months Ended June 29, 2003 and June 30, 2002

Consolidated Overview

The following table sets forth the operating profit components by each of the Company's business segments, and for the holding company ("Corporate") for the quarters ended June 29, 2003 and June 30, 2002. The table also sets forth the segment's sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands).

	Period Ended June 29, 2003		Period Ended June 30, 2002
		% to Total		% to Total	% Inc. (Dec.)
Net Sales
American & Efird	$ 76,919	11.2	$ 81,517	12.2	(5.6)
Harris Teeter	608,093	88.8	584,819	87.8	4.0
Total	$ 685,012	100.0	$ 666,336	100.0	2.8

		% to Sales		% to Sales
Gross Profit
American & Efird	$ 20,372	2.97	$ 22,919	3.44	(11.1)
Harris Teeter	173,574	25.34	172,510	25.89	0.6
Total	193,946	28.31	195,429	29.33	(0.8)

Selling, General & Admin. Expenses
American & Efird	15,005	2.19	14,505	2.18	3.4
Harris Teeter	150,481	21.97	150,337	22.56	0.1
Corporate	1,328	0.19	3,091	0.46	(57.0)
Total	166,814	24.35	167,933	25.20	(0.7)

Exit & Impairment Charges (Credits)
Harris Teeter			(710)	(0.11)	n.a.

Operating Profit (Loss)
American & Efird	5,367	0.78	8,414	1.26	(36.2)
Harris Teeter	23,093	3.37	22,883	3.43	0.9
Corporate	(1,328)	(0.19)	(3,091)	(0.46)	(57.0)
Total	27,132	3.96	28,206	4.23	(3.8)

Other Expense (Income), net	2,920	0.43	3,122	0.47	(6.5)
Income Tax Expense	8,088	1.18	8,605	1.29	(6.0)
Net Income	$ 16,124	2.35	$ 16,479	2.47	(2.2)

The increase in consolidated sales was attributable to sales increases in the Harris Teeter subsidiary resulting from new store sales and comparable store sales increases. The total sales increase was offset to some extent by sales declines at the Company's American & Efird ("A&E") subisidary. Foreign sales have become an increasing proportion of total net sales as a result of A&E's strategy of pursuing global expansion over the past several years. Foreign sales in the third quarter of fiscal 2003 represented 6.0% of the consolidated sales of the Company compared to 5.9% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the operating results.

<Page                                                                               12

The decrease in gross profit as a percent to sales resulted from increased promotional spending by the Harris Teeter subsidiary to drive sales and lower gross profit realization at the A&E subsidiary due to weaker manufacturing running schedules in the U.S., plus the continued pressure resulting from price competition and rising raw materials costs. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The improvement in Selling, General & Administrative ("SG&A") Expenses as a percent to sales resulted from fixed costs leverage created by sales increases and cost reductions at Harris Teeter and Corporate. Harris Teeter realized lower costs associated with store closings. Refer to the discussion of segment operations under the caption "Harris Teeter, Retail Grocery Segment" for a further analysis of the segment operating results. Corporate realized a reduction of SG&A expense resulting primarily from adjustments taken in fiscal 2002 for the lowering of rates used to discount benefit liabilities.

The decrease in consolidated operating profit over the prior year was a result of the sales and cost elements described above and $710,000 of prior year credits related to favorable experience of actual charges incurred compared to charges originally estimated and recorded in 2001 for the sale of 26 Harris Teeter stores.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and minority interest which were unchanged in all material respects between the comparable periods in 2003 and 2002.

The effective income tax rate was 33.4% in the fiscal 2003 quarter as compared to 34.3% in the prior year. The lower rate resulted from the impact of tax savings associated with non-taxable life insurance proceeds recorded in the current year quarter.

Net income after income taxes was $16.1 million, or $0.35 per basic and diluted share compared to $16.5 million, or $0.35 per basic and diluted share in the prior year. The prior year included the previously described credits of $710,000 ($431,000 after tax, or $0.01 per diluted share) related to favorable experience of actual charges incurred compared to charges originally estimated and recorded in 2001 for the sale of 26 Harris Teeter stores.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter subsidiary for the three months ended June 29, 2003 and June 30, 2002. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands).

	June 29, 2003		June 30, 2002		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 608,093	100.00	$ 584,819	100.00	4.0
Cost of Sales	434,519	71.46	412,309	70.50	5.4
Gross Profit	173,574	28.54	172,510	29.50	0.6
Selling, General & Admin. Expenses	150,481	24.75	150,337	25.71	0.1
Exit & Impairment Charges (Credits)	-	-	(710)	(0.12)	n.a.
Operating Profit	$ 23,093	3.80	$ 22,883	3.91	0.9

The sales increase was driven by the opening of new stores and comparable store sales increases. Seven new stores opened by the company over the last 14 months added $32.7 million in sales while nine store closures reduced sales by $18.2 million. During this 2003 third quarter, the company opened one new store and closed four stores. The comparable store sales growth (see definition below) of 1.69% increased sales by $9.4 million in the third fiscal quarter of 2003. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter as well as the continued weak economic environment during the third quarter of fiscal 2003. The Easter holiday having been in the prior year second quarter but occurring in the fiscal 2003 third quarter increased comparative sales this year by an undetermined amount. Additionally, the comparable store sales measurement continues to be negatively impacted by the company's strategy of opening additional stores in its core markets that have proximity to several existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores, and the currently weak economic environment. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The

<Page                                                                                                13

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

Gross profit as a percent to sales declined in most major departments from the prior year period as a result of the company's increased promotional spending and aggressive pricing designed to drive sales. High fuel costs experienced in the transportation of goods to the store was offset by efficiencies obtained in the dairy operations as a result of prior year consolidations.

The decline in selling, general & administrative (SG&A) expense as a percent to sales was driven primarily by a reduction in store closing costs and improved operating efficiencies as a result of increases in comparable store sales and the previous closing of underperforming stores. Sales increases provided the leverage to offset increased fringe benefit costs driven largely by increased pension expense resulting from the lower discount rate for determining liabilities and the unfavorable market performance of pension assets.

The decrease in operating profit as a percent to sales over the prior year was a result of the sales and cost elements described above and $710,000 of prior year credits related to favorable experience of actual charges incurred compared to charges originally estimated and recorded in 2001 for the sale of 26 stores. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 139 stores in operation at June 29, 2003, compared to 143 stores at June 30, 2002. The company currently plans to open two additional new stores in the fourth quarter for a total of four stores for fiscal 2003. At the present time, management expects to open seven new stores and replace one existing store during fiscal 2004. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's American & Efird subsidiary for the three months ended June 29, 2003 and June 30, 2002. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands).

	June 29, 2003		June 30, 2002		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 76,919	100.00	$ 81,517	100.00	(5.6)
Cost of Sales	56,547	73.51	58,598	71.88	(3.5)
Gross Profit	20,372	26.49	22,919	28.12	(11.1)
Selling, General & Admin. Expenses	15,005	19.51	14,505	17.79	3.4
Operating Profit	$ 5,367	6.98	$ 8,414	10.32	(36.2)

The sales decrease resulted from a 15.6% decline in U.S. sales offset by a 5.1% increase in foreign sales compared to the prior year. Business conditions for A&E continued to be difficult in the U.S. market. The U.S. sales decline represents a continuation of the trend of customers shifting buying and production out of the United States. Business conditions for A&E's customers in the U.S. textile and apparel industry in general remained extremely challenging. Further, the textile and apparel industry in the U.S. continues to be negatively impacted by imports. Additionally, A&E continues to face highly competitive pricing in its markets. A&E management expects business conditions to remain challenging during the remainder of the fiscal year as some of A&E's customers have reported weak order commitments from retail going into the fourth quarter. The company continues to proactively address these challenges by managing production schedules, growing its non-apparel thread business and expanding the company's presence in foreign markets.

In the third quarter of fiscal 2003, foreign sales accounted for approximately 54% of total A&E sales compared to 48% in the third quarter of fiscal 2002. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Sales growth was

<Page                                                                                                        14

displayed in the majority of the foreign operations of A&E in the third quarter of fiscal 2003, with operations in Asia posting particularly strong increases. The added capacity of a new dyehouse that A&E opened in southern China in fiscal 2002 facilitated the current quarter sales increase in that region. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and as a result the company has been pursuing global expansion over the past several years.

A&E continues to focus on increasing its market share in key foreign markets, through expansion by way of joint ventures and other investments. Effective June 1, 2003, A&E formed a joint venture with Ningbo Veken Elite Group Co. Ltd (Veken) to manufacture, distribute and sell sewing thread for industrial and consumer markets within China and for export markets. Veken is a textile company, publicly traded on the Shanghai Stock Exchange, whose products include home textiles, sewing thread, knitwear and garment fabric. Veken is part of Ningbo Veken Group Co., Ltd., and is one of the largest thread companies in China with thread related sales of approximately $34 million in 2002. Veken has contributed its sewing thread operations to the joint venture, which will operate under the name Huamei Thread Company Limited. The headquarters of the joint venture will be in Ningbo City, near Shanghai. A&E and Veken each own 50% of the joint venture.

Gross profit margins continued to be under pressure as the result of weaker manufacturing running schedules in the U.S., price competition and rising raw materials costs. Management continues to focus on optimizing costs and manufacturing capabilities.

The increase in selling, general and administrative costs reflected higher distribution costs in the current year quarter.

A&E's operating profit in the U.S. market declined in the 2003 third quarter in comparison to the prior year quarter as a result of the sales declines and challenging economic conditions discussed above. The foreign operations of A&E experienced improvements in operating profitability as a result of added efficiencies from increased sales and production. Given the current economic climate in the U.S. textile and apparel industry, A&E's management expects business conditions for the foreseeable future to remain weak.

<Page                                                                    15

For the Nine Months Ended June 29, 2003 and June 30, 2002

Consolidated Overview

The following table sets forth the operating profit components by each of the Company's business segments, and for the holding company ("Corporate") for the nine months ended June 29, 2003 and June 30, 2002. The table also sets forth the segment's sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands).

	Period Ended June 29, 2003		Period Ended June 30, 2002
		% to Total		% to Total	% Inc. (Dec.)
Net Sales
American & Efird	$ 222,164	10.8	$ 217,899	11.0	2.0
Harris Teeter	1,826,428	89.2	1,761,092	89.0	3.7
Total	$ 2,048,592	100.0	$ 1,978,991	100.0	3.5

		% to Sales		% to Sales	% Inc. (Dec.)
Gross Profit
American & Efird	$ 56,492	2.76	$ 54,969	2.78	2.8
Harris Teeter	525,339	25.64	506,394	25.59	3.7
Total	581,831	28.40	561,363	28.37	3.6

Selling, General & Admin. Expenses
American & Efird	45,146	2.20	42,347	2.14	6.6
Harris Teeter	456,135	22.27	441,630	22.32	3.3
Corporate	3,988	0.19	6,278	0.32	(36.5)
Total	505,269	24.66	490,255	24.77	3.1

Exit & Impairment Charges (Credits)
American & Efird			7,858	0.40	n.a.
Harris Teeter			(710)	(0.04)	n.a.
Total			7,148	0.36	n.a.

Operating Profit (Loss)
American & Efird	11,346	0.55	4,764	0.24	138.2
Harris Teeter	69,204	3.38	65,474	3.31	5.7
Corporate	(3,988)	(0.19)	(6,278)	(0.32)	(36.5)
Total	76,562	3.74	63,960	3.23	19.7

Other Expense (Income), net	9,034	0.44	8,646	0.44	4.5
Income Tax Expense	24,010	1.17	19,597	0.99	22.5
Net Income	$ 43,518	2.12	$ 35,717	1.80	21.8

The increase in consolidated sales was primarily attributable to sales increases in the Harris Teeter subsidiary resulting from new store sales and comparable store sales increases. Net sales at the Company's American & Efird ("A&E") subisidary also increased from the prior year nine month period. Foreign sales have become an increasing proportion of total net sales as a result of A&E's strategy of pursuing global expansion over the past several years. Foreign sales in the first nine months of fiscal 2003 represented 5.6% of the consolidated sales of the Company compared to 5.0% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the operating results.

Consolidated gross profit as a percent to sales for the period increased slightly from the prior year. During the nine month period, both Harris Teeter and A&E generated slight improvements in gross margin. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

<Page                                                                                               16

The improvement in Selling, General & Administrative (SG&A) Expenses as a percent to sales resulted primarily from fixed costs leverage created by the sales increases and cost reductions at Corporate. Cost reductions at Harris Teeter realized through lower costs associated with store closings were offset by SG&A cost increases at A&E during the nine month period. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results. Corporate realized the reduction of SG&A expense resulting primarily from adjustments taken in fiscal 2002 for the lowering of rates used to discount benefit liabilities.

The increase in consolidated operating profit over the prior year was a net result of the sales and cost elements described above, a $7.9 million exit and impairment charge related to the consolidation of two industrial thread dyeing and finishing operations at A&E recorded in the second quarter of fiscal 2002 and $710,000 of credits recorded in the third quarter of 2002 related to favorable experience of actual charges incurred compared to charges originally estimated and recorded in 2001 for the sale of 26 Harris Teeter stores. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and minority interest which were unchanged in all material respects between the comparable periods in 2003 and 2002.

The effective income tax rate was 35.6% for the nine months of fiscal 2003 as compared to 35.4% in the prior year. Both nine month periods included non-taxable life insurance proceeds; however, the prior year proceeds exceeded those recorded during fiscal 2003.

Net income after income taxes was $43.5 million, or $0.94 per basic and diluted share, for the first nine months of fiscal 2003 compared to $35.7 million, or $0.77 per basic and diluted share, for the first nine months of fiscal 2002. As previously discussed, the prior year nine month period included a $7.9 million exit and impairment charge ($4.8 million after tax benefits, or $0.10 per diluted share) related to the consolidation of two industrial thread dyeing and finishing operations at A& E and credits of $710,000 ($431,000 after tax, or $0.01 per diluted share) related to favorable experience of actual charges incurred compared to charges originally estimated and recorded in 2001 for the sale of 26 Harris Teeter stores.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter subsidiary for the nine months ended June 29, 2003 and June 30, 2002. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands).

	June 29, 2003		June 30, 2002		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 1,826,428	100.00	$ 1,761,092	100.00	3.7
Cost of Sales	1,301,089	71.24	1,254,698	71.25	3.7
Gross Profit	525,339	28.76	506,394	28.75	3.7
Selling, General & Admin. Expenses	456,135	24.97	441,630	25.08	3.3
Exit & Impairment Charges (Credits)	-	-	(710)	(0.04)	n.a.
Operating Profit	$ 69,204	3.79	$ 65,474	3.72	5.7

The sales increase was driven by the opening of new stores and comparable store sales increases. Seven new stores opened by the company over the last 14 months added $113.5 million in sales while store closures reduced sales by $55.1 million. During the first nine months of fiscal 2003, the company opened two new stores and closed six older, under-performing stores. The comparable store sales growth (as defined earlier) of 0.77% increased sales by $12.9 million in the first nine months of fiscal 2003. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter as well as the continued weak economic environment during the first nine months of fiscal 2003. Additionally, the comparable store sales measurement continues to be negatively impacted by the company's strategy of opening additional stores in its core markets that have proximity to several existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores and the currently weak economic environment. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

<Page                                                                             17

Gross profit as a percent to sales remained consistent with the prior year through continued effective retail pricing and promotional spending along with continued waste control, in spite of the competitive retail pricing experienced in the industry. High fuel costs experienced in the transportation of goods to the store was offset by efficiencies obtained in the dairy operations as a result of prior year consolidations.

The decline in selling, general & administrative (SG&A) expense as a percent to sales was due primarily to a reduction in fixed store closing costs and by improved operating efficiencies as a result of increases in comparable store sales and the previous closing of underperforming stores. This decrease was partially offset by higher pension expense and, to a lesser extent, to the shift in sales to more labor intensive departments, such as pharmacy and freshly prepared foods. Pension expense rose as a result of the lower discount rate for determining liabilities and the unfavorable market performance of pension assets.

The improvement in operating profit as a percent to sales over the prior year was a result of the sales and cost elements described above and was offset, in part, by $710,000 of prior year credits related to favorable experience of actual charges incurred compared to charges originally estimated and recorded in 2001 for the sale of 26 stores. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 139 stores in operation at June 29, 2003, compared to 143 stores at June 30, 2002. The company currently plans to open two additional new stores in the fourth quarter for a total of four stores for fiscal 2003. At the present time, management expects to open seven new stores and replace one existing store during fiscal 2004. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's American & Efird subsidiary for the nine months ended June 29, 2003 and June 30, 2002. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands).

	June 29, 2003		June 30, 2002		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 222,164	100.00	$ 217,899	100.00	2.0
Cost of Sales	165,672	74.57	162,930	74.77	1.7
Gross Profit	56,492	25.43	54,969	25.23	2.8
Selling, General & Admin. Expenses	45,146	20.32	42,347	19.43	6.6
Exit & Impairment Charges (Credits)	-	-	7,858	3.61	n.a.
Operating Profit	$ 11,346	5.11	$ 4,764	2.19	138.2

The sales growth was driven by foreign sales which increased 16.9% compared to the first nine months of fiscal 2002. Business conditions for A&E continued to be difficult in the U.S. market. U.S. sales declined 10.3% continuing the trend of customers shifting buying and production out of the United States. As previously discussed, business conditions for A&E's customers in the U.S. textile and apparel industry in general remained extremely challenging.

In the first nine months of fiscal 2003, foreign sales accounted for approximately 52% of total A&E sales compared to approximately 45% in the first nine months fiscal 2002. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Sales growth was displayed in the majority of the foreign operations of A&E in the first nine months of fiscal 2003, with the operations in Asia posting particularly strong increases. The added capacity of a new dyehouse that A&E opened in southern China in fiscal 2002 facilitated the current year to date sales increase in that region.

The improvement in gross profit as a percent to sales was driven primarily by improvements in the gross profit margin realized in the foreign operations as a result of increased volume and improved manufacturing efficiencies. Gross profit margins, in general, continued to be under pressure as the result of price competition and rising raw materials costs. However, during the first nine months of fiscal 2003, in comparison to the first nine months of the prior year, A&E benefited from improved business conditions, better manufacturing schedules and the more favorable cost structure derived from its consolidations of certain manufacturing operations completed in prior periods.

<Page                                                                    18

The increase in selling, general and administrative costs reflected higher distribution and U.S. healthcare costs in the current year to date.

A&E's operating profit in the U.S. market for the first nine months of fiscal 2003 improved over the same period last year because of prior year exit and impairment charges of $7.9 million recorded in the second quarter of fiscal 2002. The majority of the foreign operations of A&E experienced improvements in operating profitability as a result of increased sales and improved dyeing and finishing capacity utilization. Given the current economic climate in the U.S. textile and apparel industry, A&E's management expects business conditions for the foreseeable future to remain weak.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E's industry have remained very difficult. The depth and duration of softness in apparel and other markets in which A&E participates will obviously have an impact on A&E profitability. Given the weak domestic market outlook, there is currently no sign of recovery from the deterioration of domestic production schedules that occurred during the third quarter. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales growth in global markets and on managing costs and manufacturing capacities. At Harris Teeter the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste and costs including the ability to offset rising costs such as health care, pensions and credit card fees, and effective merchandising strategies will dictate the pace at which its margins could improve. Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. Given the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook and believes that in the remainder of fiscal 2003 it will be difficult to match the historically high levels of profitability that were generated in the fourth quarter of fiscal 2002.

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

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt and its current portion, minority interest and shareholders' equity. As of June 29, 2003, this percentage was 27.7%, as compared to 28.5% at September 29, 2002.

The Company's principal source of liquidity has been cash generated from operating activities. As of June 29, 2003, the Company had cash and cash equivalent balances of $36.7 million compared to $80.4 million at September 29, 2002. In addition, at June 29, 2003 and September 29, 2002 the Company had short-term cash investments of $56.9 million and $9.5 million, respectively. During the first nine months of fiscal 2003, the net cash provided by operating activities was $82.2 million, or $9.5 million lower than the comparable period last year. Cash flow from income was $104.0 million or $22.9 million higher than the comparable period last year, but working capital required $32.4 million more than the comparable prior year period. The additional working capital requirement experienced during the current year period was primarily due to less inventory at the Harris Teeter subsidiary being leveraged through accounts payable as compared to the prior year nine month period. Investing activities required net cash of $111.0 million during the first nine months of fiscal 2003, most significantly including capital expenditures of $45.2 million (77.6% of depreciation), short term investments of cash of $47.4 million and $18.8 million for the purchase of other investments. Financing activities during the first nine months of fiscal 2003 required net cash of $14.9 million reflecting primarily the payment of regular quarterly cash dividends of $12.5million on the Company's common stock and $5.2 million for the purchase and retirement of the Company's common stock. Collectively, these activities generated a $43.7 million decrease in the balances of cash and cash equivalents during the first nine months of fiscal 2003. Working capital of $191.7 million at June 29, 2003 increased $25.6 million from $166.1 million at September 29, 2002. The current ratio was 1.8 at June 29, 2003 compared to 1.6 at September 29, 2002.

<Page                                                                                19

During the first nine months of fiscal 2003, capital expenditures totaled $45.2 million. A&E's capital expenditures were $6.5 million year to date, and A&E estimates its total capital spending will be $12.3 million for fiscal year 2003 compared to $7.8 million in fiscal 2002. Harris Teeter has spent $38.7 million of an anticipated $64.8 million of capital expenditures in fiscal year 2003, compared to $66.6 million of capital spending in fiscal 2002. In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During the first nine months of fiscal 2003 such development capital spending was $9.5 million and a total of $20.5 million of such investment is expected for this fiscal year. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its core markets in fiscal 2003 as well as the foreseeable future. A&E expects to target further expansion of global operations. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks. As of June 29, 2003, the three banks granted the first annual extension of the credit facility and thereby established a maturity date of May 14, 2006. This maturity date may be further extended by one year if approved by the banks in 2004 in accordance with the provisions of the credit agreement. Borrowings and prepayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, all borrowings under the facility are classified as long term debt. The amount which may be borrowed from time to time and the interest rate chargeable on such borrowing are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of the quarterly measurement date of June 29, 2003, the Company was within the various financial covenants. At June 29, 2003, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future. The Company also has $150 million of senior unsecured debt outstanding, with annual repayments of $7.1 million due in each of fiscal years 2005 - 2011 and $100 million due in fiscal 2017. In addition, as described in more detail below, the Company has an outstanding debt obligation for $30.4 million related to certain real property leases, which obligation requires repayment on September 13, 2004. Further, as of June 29, 2003, the Company had $9.0 million of various other debt obligations and capital leases of which $1,213,000 is either due upon demand or within 12 months. Further, the Company has the capacity to borrow up to an aggregate amount of $31.6 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

The Company currently has various contractual obligations and commercial commitments. For a further discussion of these contingencies, refer to the "Guarantor Obligations" Note included in the Notes to Consolidated Condensed Financial Statements under Item 1.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

The Company provides non-contributory defined benefit pension plans for substantially all domestic full-time employees. As a result of primarily lower discount rates for the measurement of benefit obligations and negative returns on the plans' assets, over the past two years the funding ratios of the pension plans have eroded and require higher levels of contribution in future years. In fiscal 2002 and 2001, the Company's contributions were $22.2 million and $10.7 million, respectively. For the foreseeable future, the Company expects to contribute annually an amount similar to that contributed in fiscal 2002, and on that basis, the Company contributed $22.0 million to the pension trust in June 2003. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such pension contributions.

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

<Page                                                                                                      20

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

Recent Accounting Standards

The Company has adopted various new accounting standards that became effective since the beginning of fiscal 2003. The adoption of the new standards did not have a material impact on the Company's results of operations, financial position or cash flows in the reported periods. For a further discussion of the accounting standards adopted during the current year, refer to the "New Accounting Standards" Note included in the Notes to Consolidated Condensed Financial Statements under Item 1.

In April 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, certain issues that have been already cleared by the FASB (principally DIG issues) retain their respective effective dates. The adoption of this new standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows since the Company has not, and does not expect to engage in any material derivative and hedging transactions or activities.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity such as a financial instrument issued in the form of shares that is mandatorily redeemable. The adoption of this new standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

<Page                                                                           21

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

ITEM 4. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b)      Changes in internal control over financial reporting. During the last fiscal quarter, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

<Page                                                                       22

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company's business or financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (B)  REPORTS ON FORM 8-K

         The following report on Form 8-K was filed by the Company during the quarter ended June 29, 2003.

  Current Report on Form 8-K dated and filed June 5, 2003 including, under Items 5 and 7, the Company's news release which discussed the Company's subsidiary American & Efird forming a joint venture with Ningbo Veken Elite Group in China.

 <Page                                                              23

                                                                                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                                                                                  RUDDICK CORPORATION

DATE: August 11, 2003                                                                      /s/ John B. Woodlief
                                                                                                                  John B. Woodlief
                                                                                                                 VICE PRESIDENT - FINANCE AND
                                                                                                                 CHIEF FINANCIAL OFFICER
                                                                                                                 (PRINCIPAL FINANCIAL OFFICER)

<Page                                                                 24

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002