Form 10-K
period 2003-09-28
RUDDICK CORP
filed 2003-12-09
CIK 85704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 28, 2003

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, March 28, 2003, was $420,559,218. The Registrant has no non-voting stock.

     As of December 1, 2003, the Registrant had outstanding 46,281,164 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Shareholders to be held on February 19, 2004. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION

AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2003

PART I

Item 1.     Business

      Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) operates a regional chain of supermarkets in six southeastern states and American & Efird, Inc. (“A&E”) manufactures and distributes industrial and consumer sewing thread on a global basis.

      At September 28, 2003, the Company and its subsidiaries had total consolidated assets of $1,067,203,000 and had approximately 17,500 employees. The principal executive offices of the Company are located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

      Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company. In 1969, the Company acquired Harris Teeter. As of the beginning of fiscal 1996, Ruddick Investment Company ceased to be classified as an operating company of the Company as its relative size to the consolidated Company declined as compared to Harris Teeter and A&E. Ruddick Investment Company continues to manage venture capital holdings in a limited number of entities and has invested in various independently managed venture capital investment funds. For information regarding the Company’s venture capital and real estate holdings, see the Note entitled “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 hereof.

      The two primary businesses of the Company, together with certain financial information and competitive aspects of such businesses, are discussed separately below. For certain other information regarding industry segments, see the Note entitled “Industry Segment Information” of the Notes to Consolidated Financial Statements in Item 8 hereof.

      The only foreign operations conducted by the Company are through A&E. Neither of the two primary businesses would be characterized as seasonal. The following analysis is based upon the Company’s operating locations for the fiscal periods and year end:

	2003	2002	2001

	(in thousands)
Net Sales for the Fiscal Year:
Domestic United States	$2,572,987	$2,506,805	$2,611,468
Foreign Countries	151,752	137,393	131,822

	$2,724,739	$2,644,198	$2,743,290

Net Long-Lived Assets at Fiscal Year End:
Domestic United States	$505,102	$511,562	$502,739
Foreign Countries	32,924	30,836	30,592

	$538,026	$542,398	$533,331

      The Company employs fifteen people at its corporate headquarters, including two executive officers who formulate and implement overall corporate objectives and policies. The Company’s employees perform functions in a number of areas including finance, accounting, internal audit, risk management, reporting, employee benefits and public and shareholder relations. The Company assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Company.

Harris Teeter

      As of September 28, 2003, Harris Teeter operated 140 supermarkets located in North Carolina (110), Virginia (13), South Carolina (9), Georgia (1), Tennessee (4) and Florida (3). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, and floral. Several locations also have pharmacies. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Harris Teeter produces primarily milk and ice cream products, but buys most of the products it sells, including its private label brands, from outside suppliers or directly from the manufacturers. Harris Teeter’s sales constituted 89% of the Company’s consolidated sales in fiscal 2003 (89% in 2002 and 88% in 2001).

      The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains and discount supercenters, many of which are larger in terms of assets and sales, as well as with independent merchants. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry and this trend is expected to continue. Additionally, some discount supercenter operators, such as Wal-Mart, are continuing to expand and offer more items typically found in supermarket formats. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of customers has a material effect upon the business of Harris Teeter.

      At September 28, 2003, Harris Teeter employed approximately 7,600 full-time and 6,900 part-time individuals, none of whom were represented by a union. Harris Teeter considers its employee relations to be good.

American & Efird, Inc.

      A&E is a leading manufacturer and distributor of sewing thread, produced from natural and synthetic fibers, for worldwide industrial and consumer markets. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. The company sells primarily industrial sewing thread products through A&E’s employed sales representatives, commissioned agents and distributors. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 11% of the Company’s consolidated sales in fiscal 2003 (11% in 2002 and 12% in 2001).

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

      Headquartered in Mt. Holly, North Carolina, the company operated nine modern manufacturing facilities in North Carolina as of the fiscal year ended September 28, 2003. As previously announced, the company plans to close its Maiden, North Carolina thread yarn spinning plant in December 2003. The manufacturing facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to manufacturing, A&E operates ten distribution centers in the United States.

      A&E also has wholly-owned operations in Canada, China, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Nicaragua, Italy, Mexico, Malaysia and Poland, majority-owned joint ventures in China, Dominican Republic, Haiti, and the Netherlands and minority interest in ventures with ongoing operations in Bangladesh, Estonia, Mauritius, Portugal, Slovakia, South Africa and Sri Lanka, and a 50% ownership interest in a joint venture in China. A&E’s consolidated assets in these foreign operations total approximately $117 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

      The domestic order backlog, believed to be firm, as of September 28, 2003 was approximately $7,656,000 versus $8,785,000 at the end of the preceding fiscal year. The majority of the order backlog is expected to be filled within three weeks of the fiscal year end. The international order backlog as of the end of fiscal year 2003 was approximately $2,117,000 versus $1,322,000 at the end of the preceding fiscal year. A&E has approxi-

mately 7,200 domestic and 5,000 international customer accounts which are active. In fiscal 2003, no single customer accounted for more than 6% of A&E’s total net sales, and the ten largest customers accounted for 21% of A&E’s total net sales.

      A&E purchases cotton from farmers and domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers for domestic operations and from principal Asian synthetic fiber producers for operations in China. There is currently an adequate supply of synthetic fiber for A&E’s global operations.

      A&E has three patents issued. There are no material licenses, franchises, or concessions held by A&E. Research and development expenditures were $435,000, $490,000, and $432,000 in fiscal 2003, 2002 and 2001, respectively, none of which were sponsored by customers. Two full-time employees are currently engaged in this activity.

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

      A&E and its subsidiaries employed approximately 3,000 individuals worldwide as of September 28, 2003. None of the domestic employees and an insignificant number of employees of foreign operations are represented by a union. A&E considers its employee relations to be good.

Available Information

      The Company’s Internet address is www.ruddickcorp.com. The Company makes available, free of charge, on or through its website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

Item 2.     Properties

      The executive offices of the Company are located in a leased space of a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

      Harris Teeter owns its principal offices near Charlotte, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 913,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. In addition, the Greensboro facility has frozen goods storage and a single pick facility for health and beauty care and other general merchandise. The Company believes its facilities are adequate for its current operations and expected growth for the foreseeable future. Harris Teeter operates its retail stores primarily from leased properties. As of September 28, 2003, Harris Teeter held title to the land and buildings of 4% of the company’s supermarkets and held title to the buildings on leased land of an additional 1% of the company’s supermarkets. Harris Teeter’s supermarkets range in size from approximately 12,000 square feet to 70,000 square feet, with an average size of approximately 41,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

	2003	2002	2001

Stores Open at End of Period	140	143	137
Average Weekly Net Sales Per Store*	$334,561	$320,262	$312,519
Average Square Footage Per Store	41,043	40,774	40,447
Average Square Footage Per New Store Opened During Period	40,128	38,408	36,743
Total Square Footage at End of Period	5,785,946	5,830,698	5,541,229

*	Computed on the basis of aggregate sales of stores open for a full year.

      A&E’s principal offices, nine domestic manufacturing plants and one distribution center are all owned by A&E and are all located in North Carolina. Domestic manufacturing and related warehouse facilities have an aggregate of 1,933,749 square feet of floor space. A&E has the capacity to produce annually approximately 40,000,000 pounds of industrial sewing thread and has a dyeing capacity of approximately 33,650,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition, A&E leases nine distribution centers scattered throughout its domestic markets with an aggregate of 254,472 square feet of floor space.

      Through consolidated subsidiaries, A&E also owns six international manufacturing and/or distribution facilities with an aggregate of 748,924 square feet of floor space. A&E leases another 23 international facilities with an aggregate of 583,763 square feet of floor space. The foreign subsidiaries engaged in manufacturing have a sewing thread dyeing capacity of approximately 22,370,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its consolidated subsidiaries, A&E also has minority interests in various joint ventures and a 50% ownership interest in a joint venture in China.

Item 3.     Legal Proceedings

      The Company has previously been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to releases or threatened releases of hazardous substances, pollutants and contaminants at the Leonard Chemical Company site (the “Site”) in Rock Hill, South Carolina. The Company’s potential liability is based on the alleged disposal of waste material at this Superfund site by Pargo, Inc. Pargo, Inc. was a wholly owned subsidiary of the Company from 1969 to 1972. The Company and 14 other parties previously entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (“USEPA”) for the performance of a remedial investigation/ feasibility study at the Site. Under the interim allocation of costs agreed to by the parties to the AOC, the Company’s share was 1.155% of the total cost. The work required under the AOC has now been completed and USEPA has issued a Record of Decision detailing how the Site is to be remediated.

      The Company received a Special Notice Letter for Remedial Design/ Remedial Action dated April 22, 2002, from the United States Environmental Protection Agency, Region 4 (the “EPA”), identifying it as a potentially liable party at the Site. The Special Notice Letter demanded payment of past response costs incurred by the EPA in the amount of $151,838 and invited the Company to submit a good faith offer to conduct the remedial design/ remedial action at the Site. The EPA did not provide an estimated cost to conduct the remedial design/ remedial action. Ruddick has denied any potential liability at the Site and has communicated this denial of liability in writing to the EPA. The Company understands that the EPA has settled this matter with a group of responsible parties who have agreed to conduct the remedial design/ remedial action. As of the date hereof, the Company has not received a response from the EPA as to its denial of liability or any indication from the EPA or the group of settling parties that either group intends to take further action against the Company. In light of the foregoing, the Company does not anticipate any further action with respect to this matter. The Company will continue to aggressively deny any allegations of liability as to the Site. The Company does not believe that this matter will have a material effect on its business or financial condition.

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

      Thomas W. Dickson, age 48, is the President and Chief Executive Officer of the Company and has been the President and principal executive officer of the Company since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Company. He also served as A&E’s President from February 1994 to August 1996 and Executive Vice President from 1991 to 1994.

      John B. Woodlief, age 53, is the Vice President — Finance and Chief Financial Officer of the Company and has been the Vice President — Finance and principal financial officer of the Company since November 1999. Prior to that time he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers beginning in January of 1997. He joined Price Waterhouse in 1972.

      Frederick J. Morganthall, II, age 52, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter’s Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

      Fred A. Jackson, age 53, has been President of A&E since August 1996. Prior to that time and beginning in January 1996, he served as Executive Vice President of A&E. He was also A&E’s Senior Vice President — Industrial Thread Sales from October 1993 to January 1996.

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

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      Information regarding the principal market for the Company’s common stock (the “Common Stock”), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2003 and 2002 is set forth below. The Common Stock is listed on the New York Stock Exchange. As of December 1, 2003, there were 5,686 holders of record of Common Stock.

Quarterly Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2003
Dividend Per Share	$0.09	$0.09	$0.09	$0.09
Market Price Per Share
High	15.70	14.11	15.90	16.97
Low	13.90	12.09	12.58	15.67
Fiscal 2002
Dividend Per Share	0.09	0.09	0.09	0.09
Market Price Per Share
High	16.98	17.41	17.59	17.97
Low	14.45	15.12	15.30	15.00

      Information regarding restrictions on the ability of the Company to pay cash dividends is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” in Item 7 hereof.

Item 6.     Selected Financial Data

	2003(1)	2002(1)	2001(1)	2000	1999

	(Dollars in thousands, except per share data)
Net sales	$2,724,739	$2,644,198	$2,743,290	$2,692,091	$2,634,289
Total operating profit(2)	102,112	93,802	48,702	99,446	96,548
Net income (loss)	59,882	51,983	(727)	51,002	50,714
Net income (loss) per share
Basic	1.29	1.12	(0.02)	1.10	1.09
Diluted	1.29	1.12	(0.02)	1.10	1.08
Dividend per share	0.36	0.36	0.36	0.36	0.33
Total assets	1,067,203	1,038,947	939,988	1,021,018	970,114
Long-term debt — including current portion	189,095	185,892	157,113	227,940	198,961
Shareholders’ equity	495,265	457,688	445,353	473,005	443,683
Book value per share	10.71	9.85	9.61	10.23	9.55

(1)	Reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Exit and Impairment Costs and Tax Settlement” which describes certain exit and impairment costs as follows:

•	Fiscal 2003 — Net pre-tax charges of $580,000 ($360,000 after income tax benefits, or $0.01 per diluted share) related to asset impairments.

•	Fiscal 2002 — Net pre-tax charges of $7,113,000 ($4,394,000 after income tax benefits, or $0.09 per diluted share) related to asset impairments and other exit costs.

•	Fiscal 2001 — Net pre-tax charges of $47,140,000 ($28,655,000 after income tax benefits, or $0.62 per diluted share) related to asset impairments and other exit costs and $20 million of additional income taxes ($0.43 per diluted share) related to a settlement with the Internal Revenue Service.

(2)	For purposes of reporting in the “Statements of Consolidated Income and Retained Earnings,” the Company has reclassified certain corporate administrative expenses of the holding company from “Other Expense (Income)” to “Selling, General and Administrative Expenses” for the current and prior years presented. The reclassification had the effect of reducing consolidated operating profit by $5.1 million, $7.5 million, $4.7 million, $7.2 million and $7.5 million for fiscal 2003, 2002, 2001, 2000 and 1999, respectively. The reclassification had no effect on consolidated net sales, net income, net income per share or the financial position of the Company.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) — Harris Teeter, and industrial thread (textile primarily) — American & Efird. Harris Teeter operates a regional chain of supermarkets. American & Efird primarily manufactures sewing thread for the apparel and other markets. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Results of Operations

Exit and Impairment Costs and Tax Settlement

      The results for fiscal years 2003, 2002 and 2001 included certain exit and impairment charges associated with the Company’s strategic initiatives to improve future operations. In addition, the results for fiscal 2001 contained a $20.0 million tax charge for the settlement of a tax issue with the Internal Revenue Service (IRS). A summary of these events is as follows:

•	Fiscal 2003: In the fourth quarter of fiscal 2003 a $580,000 pre-tax charge ($360,000 after tax benefits, or $0.01 per diluted share) was recorded for the previously announced planned closing of A&E’s thread yarn spinning plant in Maiden, North Carolina, which is expected to occur in December 2003.

•	Fiscal 2002: In the third quarter of fiscal 2002, the Company realized $710,000 ($431,000 after income taxes, or $0.01 per diluted share) of credits related to favorable experience of actual charges incurred compared to costs originally estimated and recorded in fiscal 2001 for the sale of 26 Harris Teeter stores. Additionally, the Company recorded in fiscal 2002, $7.8 million of pre-tax exit and impairment charges ($4.8 million after tax benefits, or $0.10 per diluted share), related to the consolidation of two industrial thread dyeing and finishing operations at A&E.

•	Fiscal 2001: During fiscal 2001 the Company recorded pre-tax charges of $45.0 million ($27.4 million after tax benefits, or $0.59 per diluted share) for impairment and exit costs related to the sale of 26 Harris Teeter stores. The pre-tax charge was composed of $32.4 million related to asset impairments, $3.4 million related to inventory adjustments (recorded in cost of sales) and $9.2 million related to other exit costs, which included lease liability costs ($5.8 million), severance and personnel costs ($1.8 million) and other costs ($1.6 million). In the third quarter of fiscal 2001, the Company also recorded a pre-tax charge of $2.1 million ($1.3 million after tax benefits, or $0.03 per diluted share) primarily for the impairment of an A&E spinning facility which was closed in fiscal 2001. Results for fiscal 2001 also included a $20.0 million tax charge ($0.43 per diluted share) reflecting the terms of settlement with the IRS for income tax exposure related to the disallowance of deductions for a corporate owned life insurance program.

     Consolidated Overview

      The following table sets forth the operating profit components by each of the Company’s business segments, and for the holding company (“Corporate”) for the 52 weeks ended September 28, 2003 (fiscal 2003), 52 weeks ended September 29, 2002 (fiscal 2002) and 52 weeks ended September 30, 2001 (fiscal

2001). The table also sets forth the segment’s sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal 2003		Fiscal 2002		Fiscal 2001		% Inc. (Dec.)

		% to		% to		% to	03 vs	02 vs
		Total		Total		Total	02	01

	(in thousands)
Net Sales
Harris Teeter	$2,431,632	89.2	$2,349,650	88.9	$2,416,799	88.1	3.5	(2.8)
American & Efird	293,107	10.8	294,548	11.1	326,491	11.9	(0.5)	(9.8)

Total	$2,724,739	100.0	$2,644,198	100.0	$2,743,290	100.0	3.0	(3.6)

		% to		% to		% to
		Sales		Sales		Sales

Gross Profit
Harris Teeter	$703,178	25.81	$677,668	25.63	$675,935	24.64	3.8	0.3
American & Efird	73,888	2.71	77,151	2.92	82,600	3.01	(4.2)	(6.6)

Total	777,066	28.52	754,819	28.55	758,535	27.65	2.9	(0.5)
SG&A Expenses
Harris Teeter	609,556	22.37	589,605	22.30	602,548	21.96	3.4	(2.1)
American & Efird	59,684	2.19	56,833	2.15	58,860	2.15	5.0	(3.4)
Corporate	5,134	0.19	7,466	0.28	4,735	0.17	(31.2)	57.7

Total	674,374	24.75	653,904	24.73	666,143	24.28	3.1	(1.8)
Exit & Impairment Chgs. (Credits)
Harris Teeter	—	—	(710)	(0.03)	41,585	1.52	n.a.	n.a.
American & Efird	580	0.02	7,823	0.30	2,105	0.08	n.a.	n.a.

Total	580	0.02	7,113	0.27	43,690	1.60	n.a.	n.a.
Operating Profit (Loss)
Harris Teeter	93,622	3.44	88,773	3.36	31,802	1.16	5.5	179.1
American & Efird	13,624	0.50	12,495	0.47	21,635	0.79	9.0	(42.2)
Corporate	(5,134)	(0.19)	(7,466)	(0.28)	(4,735)	(0.17)	31.2	(57.7)

Total	102,112	3.75	93,802	3.55	48,702	1.78	8.9	92.6
Other Exp. (Inc.), net	10,020	0.37	12,210	0.46	17,689	0.64	(17.9)	(31.0)
Income Tax Expense	32,210	1.18	29,609	1.12	31,740	1.16	8.8	(6.7)

Net Income (Loss)	$59,882	2.20	$51,983	1.97	$(727)	(0.03)	15.2	n.a.

      Consolidated sales increased 3.0% in fiscal 2003 as compared to fiscal 2002 due primarily to sales increases in the Harris Teeter supermarket subsidiary resulting from new store sales and comparable store sales increases. The fiscal 2003 net increase was offset to some extent by sales declines at the Company’s American & Efird (“A&E”) textile subsidiary as weak business conditions continued during fiscal 2003. The 3.6% decrease in consolidated sales in fiscal 2002 as compared to fiscal 2001 resulted from the displacement of supermarket sales by 26 Harris Teeter stores that were divested in July 2001 and sales declines in fiscal 2002 at A&E due to weak business conditions. New Harris Teeter supermarkets opened in fiscal 2002 partially offset the sales reductions associated with the divested and closed stores. Foreign sales have become an increasing proportion of total net sales as a result of A&E’s strategy of pursuing global expansion over the past several years. Foreign sales for fiscal 2003 represented 5.6% of the consolidated sales of the Company compared to 5.2% for fiscal 2002 and 4.8% for fiscal 2001. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

      Gross profit as a percent to sales decreased slightly for fiscal 2003 resulting primarily from lower gross profit realization at the A&E subsidiary due to weaker manufacturing running schedules in the U.S., plus the continued pressure resulting from price competition and rising raw materials costs. Gross profit as a percent to sales for the Harris Teeter subsidiary improved slightly in fiscal 2003 as a result of the company’s effective promotional initiatives. The increase in gross profit as a percent to sales in fiscal 2002 resulted from improvements in gross margin at both subsidiaries subsequent to actions taken in fiscal 2001 to improve efficiencies through plant closings and the divestiture of Harris Teeter stores that were in non-core markets. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

      Selling, general & administrative (“SG&A”) expenses as a percent to sales in fiscal 2003 was relatively consistent with fiscal 2002. Fixed costs leverage created by sales increases at Harris Teeter and cost reductions at Corporate offset expense margin increases at A&E. The increase in SG&A expenses as a percent to sales in fiscal 2002 was driven primarily from reduced fixed cost leverage resulting from decreased sales at both subsidiaries and cost increases at Corporate. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results. The fiscal 2002 increase in SG&A expense at Corporate resulted primarily from adjustments recorded in fiscal 2002 for the lowering of rates used to discount benefit liabilities.

      Consolidated operating profit increased in fiscal 2003 and 2002 as a result of the sales and cost elements described above and the previously discussed exit and impairment costs recorded in prior years.

      Included in Other Expense (Income), net is interest expense, interest income, investment gains and losses, and minority interest. The decrease in fiscal 2003 resulted primarily from the recognition of $1.5 million of investment gains associated with liquidating proceeds received in the fourth quarter of fiscal 2003. The fiscal 2002 decrease resulted primarily from lower net interest expense of $2.7 million and the fact that fiscal 2001 included investment losses of $2.4 million.

      The effective income tax rate was 35.0% in fiscal 2003 as compared to 36.3% in fiscal 2002 and 37.9% in fiscal 2001 (after adjusting for the previously discussed $20.0 million IRS settlement charge recorded in fiscal 2001). The lower rate in fiscal 2003 resulted from the favorable settlement with the IRS of matters relating to prior years and certain tax savings associated with non-taxable life insurance proceeds recorded in fiscal 2003 and 2002.

      Net income after income taxes in fiscal 2003 was $59.9 million, or $1.29 per basic and diluted share compared to $52.0 million, or $1.12 per basic and diluted share in fiscal 2002 and a net loss of $0.7 million, or $0.02 per basic and diluted share in fiscal 2001. As discussed in the “Exit and Impairment Costs and Tax Settlement” section above, fiscal 2003 included a net pre-tax exit and impairment charge of $580,000 ($360,000 after tax benefits, or $0.01 per diluted share), fiscal 2002 included net pre-tax exit and impairment charges of $7,113,000 ($4,394,000 after income tax benefits, or $0.09 per diluted share), and fiscal 2001 included net pre-tax impairment and related charges of $47,140,000 ($28,655,000 after income tax benefits) and $20 million of additional income taxes (total fiscal 2001 impact of $1.05 per diluted share).

Harris Teeter, Retail Grocery Segment

      The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 52 weeks ended September 28, 2003 (fiscal 2003), 52 weeks ended

September 29, 2002 (fiscal 2002) and 52 weeks ended September 30, 2001 (fiscal 2001). The table also sets forth the percent to sales and the percentage increase or decrease over the prior year:

	Fiscal 2003		Fiscal 2002		Fiscal 2001		% Inc. (Dec.)

		% to		% to		% to	03 vs	02 vs
		Sales		Sales		Sales	02	01

	(In thousands)
Net Sales	$2,431,632	100.00	$2,349,650	100.00	$2,416,799	100.00	3.5	(2.8)
Cost of Sales	1,728,454	71.08	1,671,982	71.16	1,740,864	72.03	3.4	(4.0)

Gross Profit	703,178	28.92	677,668	28.84	675,935	27.97	3.8	0.3
SG&A Expenses	609,556	25.07	589,605	25.09	602,548	24.93	3.4	(2.1)
Exit & Impairment Chgs. (Credits)	—	—	(710)	(0.03)	41,585	1.72	n.a.	n.a.

Operating Profit	$93,622	3.85	$88,773	3.78	$31,802	1.32	5.5	179.1

      Sales increased 3.5% in fiscal 2003 as compared to fiscal 2002 as a result of sales from new stores and comparable store sales increases. The 2.8% decrease in sales in fiscal 2002 as compared to fiscal 2001 resulted primarily from the displacement of supermarket sales by the 26 stores that were divested in July 2001 and was partially offset by sales from new stores. During fiscal 2003 the company opened 4 stores and closed 7 stores. During fiscal 2002 the company opened 12 stores and closed 6 stores. During fiscal 2001 the company opened 9 stores (including 1 replacement) and closed or sold 28 stores, 26 of which were divested in connection with the company’s decision to exit certain non-core markets. Comparable store sales (see definition below) increased 0.98% ($22.0 million) for fiscal 2003 as compared to a decrease of 0.15% ($3.2 million) for fiscal 2002 and an increase of 1.77% ($39.4 million) for fiscal 2001. The 26 stores divested on July 9, 2001 generated sales of $207.1 million during the 40-week period of fiscal 2001. The comparable store sales increase in fiscal 2003 was achieved despite the intensely competitive market facing Harris Teeter as well as the continued weak economic environment during this period. Additionally, comparable store sales continue to be negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to several existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores, and the currently weak economic environment. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company utilizes customer data obtained from the Very Important Customer (“VIC”) loyalty card program to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

      The company considers its reporting of comparable store sales growth to be effective in determining core sales growth in times of changes in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of “comparable store sales,” Harris Teeter has been consistently applying the following definition. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store with the intention of closing the existing store is included as a replacement store in the comparable store sales measurement as if it were the same store, but only if, in fact, the existing store is concurrently closed. Expansions of the size of existing comparable stores are included in the calculations of comparable store sales.

      Gross profit as a percent to sales for fiscal 2003 improved slightly over fiscal 2002 as a result of the company’s continued effective retail pricing and promotional spending along with continued waste control. High fuel costs experienced in the transportation of goods to the store during fiscal 2003 was offset by efficiencies obtained in the dairy operations as a result of the prior year’s consolidation. The improvement in gross profit as a percent to sales for fiscal 2002 over fiscal 2001 was primarily driven by the divestiture of stores in non-core markets and better waste control. As previously discussed, fiscal 2001 cost of sales included a $3.4 million (0.14% to sales) inventory charge related to the 26 stores divested in July 2001.

      Selling, general & administrative (SG&A) expense as a percent to sales for fiscal 2003 as compared to fiscal 2002 declined slightly due primarily to reduced fixed store closing costs. Sales increases during fiscal 2003 provided the leverage to offset increased fringe benefit costs driven largely by increased pension expense and, to a lesser extent, the shift in sales to more labor intensive departments, such as pharmacy and freshly prepared foods. The increase in SG&A expense as a percent to sales for fiscal 2002 as compared to fiscal 2001 was due primarily to increased fringe benefit costs, credit card processing fees, and underperforming store closing costs, and was offset, in part, by the operational efficiencies gained from the divestiture or closing of less productive stores.

      The improvements in operating profit as a percent to sales for fiscal 2003 and 2002 resulted from the sales and cost elements described above. The improvement in fiscal 2003 was offset, in part, by $710,000 of credits recorded in fiscal 2002 related to the previously discussed 26 store divestitures in 2001. A significant part of the fiscal 2002 improvement resulted from $45.0 million of impairment and exit costs recorded in fiscal 2001 related to the 26 stores divested in 2001. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 140 stores in operation at September 28, 2003, compared to 143 stores at September 29, 2002 and 137 stores at September 30, 2001. The company currently plans to open six to seven new stores in fiscal 2004 and ten to twelve new stores in fiscal 2005. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores. It is presently anticipated that store closings related to replacement properties and lease expirations for fiscal 2004 will be slightly less than that experienced in fiscal 2003.

American & Efird, Industrial Thread Segment

      The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 52 weeks ended September 28, 2003 (fiscal 2003), 52 weeks ended September 29, 2002 (fiscal 2002) and 52 weeks ended September 30, 2001 (fiscal 2001). The table also sets forth the percent to sales and the percentage increase or decrease over the prior year:

	Fiscal 2003		Fiscal 2002		Fiscal 2001		% Inc. (Dec.)

		% to		% to		% to	03 vs	02 vs
		Sales		Sales		Sales	02	01

	(in thousands)
Net Sales	$293,107	100.00	$294,548	100.00	$326,491	100.00	(0.5)	(9.8)
Cost of Sales	219,219	74.79	217,397	73.81	243,891	74.70	0.8	(10.9)

Gross Profit	73,888	25.21	77,151	26.19	82,600	25.30	(4.2)	(6.6)
SG&A Expenses	59,684	20.36	56,833	19.29	58,860	18.03	5.0	(3.4)
Exit & Impairment Chgs (Credits)	580	0.20	7,823	2.66	2,105	0.64	n.a	n.a.

Operating Profit	$13,624	4.65	$12,495	4.24	$21,635	6.63	9.0	(42.2)

      Sales decreased 0.5% in fiscal 2003 as compared to fiscal 2002 as a result of a 10.1% decline in U.S. sales offset by a 10.5% increase in foreign sales. The 9.8% sales decrease in fiscal 2002 as compared to fiscal 2001 resulted from a 19.3% decline in U.S. sales offset by a 4.2% increase in foreign sales. The U.S. sales decline represents a continuation of the trend of customers shifting buying and production out of the United States. Business conditions for A&E’s customers in the U.S. textile and apparel industry in general remained extremely challenging due to the continued rise in imports that has forced many of A&E’s U.S. customers to close their plants or shift their production out of the U.S. Additionally, A&E continues to face highly competitive pricing in its markets. A&E management expects business conditions to remain challenging throughout fiscal 2004. The company continues to proactively address these challenges by managing production schedules, growing its non-apparel thread business and expanding the company’s presence in foreign markets.

      Foreign sales for fiscal 2003 accounted for approximately 52% of total A&E sales as compared to approximately 47% in fiscal 2002 and approximately 40% in fiscal 2001. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

      Gross profit as a percent to sales decreased in fiscal 2003 primarily due to the continued pressure caused by weaker manufacturing running schedules in the U.S., price competition and rising raw materials costs. The improvement in gross profit as a percent to sales in fiscal 2002 resulted from cost reduction initiatives and manufacturing consolidations that management implemented in fiscal 2001 and early fiscal 2002. Management continues to focus on optimizing costs and manufacturing capacities at its domestic and foreign operations.

      Selling, general and administrative (SG&A) costs as a percent to sales increased in fiscal 2003 primarily as a result of higher distribution costs. SG&A expenses declined $2.0 million from fiscal 2001 to fiscal 2002, however these expenses as a percent to sales increased in fiscal 2002 because the percentage reduction in expense was not enough to offset the percentage reduction in sales.

      A&E’s operating profit in the U.S. market continued to experience a decline in fiscal 2003 as a result of the sales declines and challenging economic conditions discussed above. The foreign operations of A&E experienced improvements in operating profitability in fiscal 2003 as a result of added efficiencies from increased sales and production. Foreign operations contributed approximately 45% of A&E’s operating profit in fiscal 2003 as compared to approximately 22% in fiscal 2002 and approximately 24% in fiscal 2001. Given the current economic climate in the U.S. textile and apparel industry, A&E’s management expects business conditions for the foreseeable future to remain weak.

Outlook

      While the performance of Harris Teeter has been strong, the economic conditions in A&E’s industry have remained very difficult. At Harris Teeter, the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste and costs including the ability to offset rising costs such as health care, pensions and credit card fees, and effective merchandising strategies will dictate the pace at which its margins could improve. Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. The depth and duration of softness in apparel and other markets in which A&E participates will obviously have an impact on A&E’s profitability. Given the weak domestic market outlook, there is currently no sign of recovery from the deterioration of domestic production schedules that occurred during fiscal 2003. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales growth in global markets and on managing costs and manufacturing capacities. Given the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook for fiscal 2004. Further operating improvement will be dependent on the Company’s ability to offset rising health care and benefit costs, including pension costs, with additional operating efficiencies.

Capital Resources and Liquidity

      Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of regional supermarket operations and industrial sewing thread manufacturing and distribution, respectively. Ruddick has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There are no restrictions on the subsidiary dividends, which are determined as a percentage of net income of each subsidiary.

      The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders’ equity. As of September 28, 2003, this percentage was 27.3% compared to 28.5% at September 29, 2002. Long-term debt less cash and temporary investments amounted to $67.5 million as of September 28, 2003 as compared to $95.9 million at September 29, 2002.

      The Company’s principal source of liquidity has been cash generated from operating activities. As of September 28, 2003, the Company had current liquidity (cash, cash equivalents and temporary investments) of $121.6 million compared to $89.9 million at September 29, 2002. During fiscal 2003, the net cash provided by operating activities was $150.4 million, compared to $143.3 million during fiscal 2002 and $168.0 during fiscal 2001. Cash flow from income (net income plus non-cash items included in net income) has improved to $145.8 million in fiscal 2003 from $137.9 million in fiscal 2002 and $110.8 million in fiscal 2001. During fiscal 2001 changes in working capital components provided an additional $57.1 million of cash primarily as a result of the liquidation of inventories associated with the 26 store divestiture. Investing activities during fiscal 2003 required net cash of $149.0 million, up from $77.5 million during fiscal 2002 and $56.1 million during fiscal 2001. The increase in investing activity was primarily due to increased investments in temporary and other investments. The significant components of financing activities for fiscal 2003 included the payment of dividends of $16.7 million and the purchase and retirement of $5.2 million worth of the Company’s common stock.

      During fiscal 2003, capital expenditures totaled $73.6 million. Harris Teeter capital expenditures were $64.4 million in fiscal 2003 compared to $66.6 million in fiscal 2002 and $68.5 million in fiscal 2001. In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During fiscal 2003 such development capital spending was $12.3 million compared to $2.2 million during fiscal 2002. A&E’s capital expenditures were $9.2 million during fiscal 2003 compared to $7.8 million in fiscal 2002 and $19.2 million in fiscal 2001. Total capital expenditures for fiscal 2004 are expected to be approximately $100 million, comprised of Harris Teeter’s expected capital expenditures of approximately $90 million and A&E’s expected capital expenditures of approximately $10 million. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its core markets in fiscal 2004 as well as the foreseeable future. A&E expects to target further expansion of global operations. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

      On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks. As of September 28, 2003, the three banks granted the first annual extension of the credit facility and thereby established a maturity date of May 14, 2006. This maturity date may be further extended by one year if approved by the banks in 2004 in accordance with the provisions of the credit agreement. Borrowings and repayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, all borrowings under the facility are classified as long term debt. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of September 28, 2003, the Company was within the various financial covenants. At September 28, 2003, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future. In addition, the Company has the capacity to borrow up to an aggregate amount of $37.2 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

      Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company’s liquidity and that such liquidity is adequate to meet foreseeable requirements.

Contractual Obligations and Commercial Commitments

      The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. The following table represents the scheduled maturities of the Company’s contractual obligations as of September 28, 2003:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(in thousands)
Long-Term Debt(1)	$189,095	$31,596	$16,414	$15,575	$125,510
Operating Leases(1)(2)	767,685	63,832	122,382	107,643	473,828
Capital Lease Obligations(1)(2)	5,936	500	749	570	4,117
Purchase Oligations — Fixed Assets	16,548	16,548	—	—	—
Purchase Oligations — Inventory	3,549	3,549	—	—	—
Purchase Oligations — Service Contracts	7,645	3,778	2,734	1,133	—
Other(3)	24,080	1,854	3,460	3,118	15,648

Total Contractual Cash Obligations	$1,014,538	$121,657	$145,739	$128,039	$619,103

(1)	For a more detailed description of the obligations refer to the Notes entitled “Leases” and “Long-Term Debt” of the Notes to Consolidated Financial Statements in Item 8 hereof.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company’s consolidated balance sheets.

      The Company is guarantor under a leveraged lease arrangement for certain lease payments of approximately $436,000 semi-annually until January 2017, related to a previous Harris Teeter store that has been sublet and assigned to another supermarket company. Management believes that it is highly unlikely that the Company will be required to fund the contingent rents based on the current operations and credit worthiness of the other supermarket company. If such payments were to become more likely, management estimates that the present value of the contingent obligation as of September 28, 2003 is approximately $8.1 million, based on a discount rate of 6.0%.

      In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of approximately $102.1 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $10.1 million in fiscal 2004 (39 stores), $9.4 million in fiscal 2005 (33 stores), $8.9 million in fiscal 2006 (27 stores), $8.7 million in fiscal 2007 (25 stores), $8.3 million in fiscal 2008 (24 stores), and $56.7 million in aggregate during all remaining years thereafter.

      The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $17.7 million as of September 28, 2003.

Off Balance Sheet Arrangements

      The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Vendor Rebates, Credits and Promotional Allowances

      Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements. Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances. The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising. The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company. The Company applies the authoritative guidance of SEC Staff Accounting Bulletin No. 101 (SAB No. 101) — Revenue Recognition in Financial Statements, Emerging Issues Task Force Issue No. 02-16 (EITF 02-16) — Accounting by a Customer (Including a Reseller) for Certain Considerations Received from a Vendor, and other authoritative guidance as appropriate. Under SAB No. 101, revenue recognition requires the prerequisite completion of the earnings process and its realization or assurance of realizability. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is assured.

      Harris Teeter’s practices are in accordance with EITF 02-16 and are based on the premise that the accounting for these vendor allowances should follow the economic substance of the underlying transactions, which is evidenced by the agreement with the vendor as long as the allowance is distinguishable from the merchandise purchase. Consistent with this premise, Harris Teeter recognizes allowances when the purpose for which the vendor funds were intended and committed to be used has been fulfilled and a cost has been incurred by the retailer. Thus, it is the Company’s policy to recognize the vendor allowance consistent with the timing of the recognition of the expense that the allowance is intended to reimburse and to determine the accounting classification consistent with the economic substance of the underlying transaction. Where the Company provides an identifiable benefit or service to the vendor apart from the purchase of merchandise, that transaction is recorded separately. For example, co-operative advertising allowances are accounted for as a reduction of advertising expense in the period in which the advertising cost is incurred. If the advertising allowance exceeds the cost of advertising, then the excess is recorded against the cost of sales in the period in which the related expense is recognized.

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

Self-insurance Reserves for Workers’ Compensation, Healthcare and General Liability

      The Company is primarily self-insured for most U.S. workers compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverages in order to establish certain limits to its exposure on a per claim basis. Actual claims in each of these categories are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves in the workers compensation, general liability and automotive liability programs. The open claims and initial loss reserves are subjected to examination by the Company’s risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. Management calculates the current period costs based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusted by development factors from published insurance industry sources and discounted to present values using an appropriate discount factor. A similar methodology is used to evaluate general liability and automotive liability accrual requirements. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued.

      The variety of healthcare plans available to employees are primarily self-insured, although some locations have insured health maintenance organization plans. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total healthcare cost accruals as of September 28, 2003 is reasonable and adequate as of that date.

Impairment of Long-lived Assets and Closed Store Obligations

      The Company assesses its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net non-discounted cash flows expected to be generated by the asset. An impairment loss is recognized for any excess of net book value over the estimated fair value of the asset impaired. The fair value is estimated based on expected future cash flows.

      The value of property and equipment associated with closed stores and facilities is adjusted to reflect recoverable values based on the Company’s prior history of disposing of similar assets and current economic conditions. Management continually reviews its fair value estimates and records impairment charges for assets held for sale when management determines, based on new information which it believes to be reliable, that such charges are appropriate.

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

      The Company records liabilities for closed stores that are under long-term lease agreements. The liability represents an estimate of the present value of the remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income. The closed store liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 14 years. Harris Teeter management estimates the subtenant income and future cash flows based on its historical experience and knowledge of (1) the market in which the store is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases is affected by specific real estate markets, inflation rates, and general economic conditions and may differ significantly from those assumed and estimated.

      Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. The Company constantly reviews the relevant, significant factors used in its estimates and makes adjustments where the facts and circumstances dictate.

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

      The Company also has provided from time to time certain deferred compensation arrangements that allow or allowed its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. As of September 28, 2003, these plans were unfunded, except for a directors’ compensation deferral plan and a flexible deferral plan for executives which utilize a rabbi trust to hold assets designated to pay the respective liabilities. For further disclosures regarding the Company’s pension and deferred compensation plans, see the Note entitled “Employee Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

      The determination of the Company’s obligation and expense for pension, deferred compensation and other post-retirement benefits is dependent on certain assumptions selected by management and used by the Company and its actuaries in calculating such amounts. The more significant of those assumptions applicable to the qualified pension plan include the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation and the rates of future employee turnover. Those assumptions also apply to determinations of the obligations and expense of the following plans, except as noted: (1) supplemental pension — no funded assets to be measured, and (2) deferred compensation arrangement and post-retirement mortality benefit — no funded assets to be measured and no dependency on future rates of compensation or turnover.

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

Recent Accounting Standards

      The Company has adopted various new accounting standards that became effective since the beginning of fiscal 2003. The adoption of the new standards did not have a material impact on the Company’s results of operations, financial position or cash flows in fiscal 2003. Information about the new accounting requirements has been incorporated into the Note entitled “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 hereof.

      In the second quarter of fiscal 2003, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. As permitted by SFAS No. 148 and SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. The Company will continue to evaluate and determine when it will adopt the fair value based method of accounting for stock-based employee compensation.

      In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity such as a financial instrument issued in the form of shares that is mandatorily redeemable. The adoption of this new standard is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

      Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include the following:

•	generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,

•	changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution or food retailing,

•	changes in the competitive environment, including increased competition in the Company’s primary geographic markets, the entry of new competitors and consolidation in the supermarket industry,

•	economic or political changes in the countries in which the Company operates or adverse trade regulations,

•	the passage of future tax legislation, or any regulatory or judicial position which prevails, if any, that could have an adverse impact on past, current or future tax benefits,

•	management’s ability to accurately predict the adequacy of the Company’s present liquidity to meet future requirements,

•	changes in the Company’s capital expenditures, new store openings and store closings,

•	management’s ability to predict the required contributions to the pension plans of the Company, and

•	the extent and speed of the successful execution of strategic initiatives designed to increase sales and profitability in each of the operating companies.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The Company is subject to interest rate risk on its fixed interest rate debt obligations. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. As of September 28, 2003, the Company had no significant foreign exchange exposure and no outstanding derivative transactions.

      The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company’s significant fixed interest rate debt obligations ($150 million of Senior Notes due at various dates through 2017):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed rate debt obligations	—	$7,143	$7,143	$7,143	$7,143	$121,428	$150,000	$176,446
Weighted average interest rate	—	6.48%	6.48%	6.48%	6.48%	7.43%	7.25%

      For a more detail description of fair value refer to the Note entitled “Financial Instruments” of the Notes to Consolidated Financial Statements in Item 8 hereof.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Ruddick Corporation:

      We have audited the 2003 and 2002 financial statements of Ruddick Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the 2003 and 2002 financial statements, we also have audited the 2003 and 2002 financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The 2001 financial statements and financial statement schedule of Ruddick Corporation and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated October 29, 2001.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Ruddick Corporation and subsidiaries as of September 28, 2003 and September 29, 2002, and the results of its operations and its cash flows for the years ended September 28, 2003 and September 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Charlotte, North Carolina

October 28, 2003

REPORT OF PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP)

      The following is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP. The fiscal 2000 and fiscal 1999 consolidated financial statements are not required to be presented in the 2003 Annual Report of the Company.

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

/s/ ARTHUR ANDERSEN LLP

Charlotte, North Carolina

October 29, 2001

CONSOLIDATED BALANCE SHEETS

RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	September 28,	September 29,
	2003	2002

ASSETS
Current Assets
Cash and Cash Equivalents	$63,222	$80,422
Temporary Investments	58,343	9,520
Accounts Receivable, Net of Allowance For Doubtful Accounts of $3,962 and $3,486	65,811	67,181
Inventories	214,122	224,548
Refundable Income Taxes	—	3,502
Net Current Deferred Income Tax Benefits	14,558	15,496
Prepaid and Other Current Assets	24,813	24,838

Total Current Assets	440,869	425,507

Property
Land	32,217	29,199
Buildings and Improvements	179,324	173,125
Machinery and Equipment	640,362	630,558
Leasehold Improvements	253,578	241,496

Total, at Cost	1,105,481	1,074,378
Accumulated Depreciation and Amortization	582,084	537,392

Property, Net	523,397	536,986

Investments	33,706	15,185
Goodwill and Other Intangibles	12,684	12,301
Other Long-Term Assets	56,547	48,968

Total Assets	$1,067,203	$1,038,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes Payable	$2,667	$1,813
Current Portion of Long-Term Debt	31,596	727
Dividends Payable	3,408	3,406
Accounts Payable	144,027	156,560
Federal and State Income Taxes	147	—
Accrued Compensation	37,994	37,472
Other Current Liabilities	59,409	59,618

Total Current Liabilities	279,248	259,596

Long-Term Debt	157,499	185,165
Net Long-Term Deferred Income Tax Liabilities	31,589	34,952
Pension Liabilities	60,808	61,499
Other Long-Term Liabilities	34,036	32,052
Minority Interest	8,758	7,995
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock — Shares Outstanding: 2003 — 46,223,233; 2002 — 46,454,188	47,749	51,127
Retained Earnings	489,135	445,940
Accumulated Non-Owner Changes in Equity	(41,619)	(39,379)

Total Shareholders’ Equity	495,265	457,688

Total Liabilities and Shareholders’ Equity	$1,067,203	$1,038,947

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS

RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)

	For the 52 Weeks Ended

	September 28,	September 29,	September 30,
	2003	2002	2001

Net Sales	$2,724,739	$2,644,198	$2,743,290

Cost of Sales	1,947,673	1,889,379	1,984,755
Selling, General and Administrative Expenses	674,374	653,904	666,143
Exit and Impairment Charges	580	7,113	43,690

Operating Profit	102,112	93,802	48,702

Interest Expense	12,385	12,568	14,322
Interest Income	(1,417)	(1,360)	(376)
Investment (Gains) Losses	(2,419)	(11)	2,385
Minority Interest	1,471	1,013	1,358

Income Before Taxes	92,092	81,592	31,013
Income Tax Expense	32,210	29,609	31,740

Net Income (Loss)	59,882	51,983	(727)
Retained Earnings at Beginning of Fiscal Year	445,940	410,665	428,053
Common Dividend — 2003: $0.36 a share; 2002: $0.36 a share; 2001: $0.36 a share	(16,687)	(16,708)	(16,661)

Retained Earnings at End of Fiscal Year	$489,135	$445,940	$410,665

Net Income (Loss) Per Share — Basic	$1.29	$1.12	$(0.02)
Net Income (Loss) Per Share — Diluted	$1.29	$1.12	$(0.02)

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED TOTAL NON-OWNER CHANGES IN EQUITY

RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	For the 52 Weeks Ended

	September 28,	September 29,	September 30,
	2003	2002	2001

Net Income (Loss)	$59,882	$51,983	$(727)
Other Non-Owner Changes in Equity:
Foreign Currency Translation Adjustment	1,957	507	(332)
Related Income Tax (Expense) Benefit	—	—	—
Minimum Pension Liability Adjustment	(6,936)	(41,354)	(18,314)
Related Income Tax (Expense) Benefit	2,739	16,329	7,231

Total Other Non-Owner Changes in Equity, Net	(2,240)	(24,518)	(11,415)

Total Non-Owner Changes in Equity	$57,642	$27,465	$(12,142)

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	For 52 Weeks Ended

	September 28,	September 29,	September 30,
	2003	2002	2001

Cash Flow from Operating Activities:
Net Income (Loss)	$59,882	$51,983	$(727)
Non-Cash Items Included in Net Income
Depreciation and Amortization	77,237	75,788	80,271
Deferred Taxes	96	3,246	(10,035)
Loss (Gain) on Sale of Property	6,061	3,495	34,733
Other, Net	2,551	3,369	6,569
Decrease (Increase) in Accounts Receivable	1,973	(6,469)	13,165
Decrease (Increase) in Inventories	12,242	(12,081)	36,915
Decrease (Increase) in Other Current Assets	30	(3,245)	2,850
Increase (Decrease) in Accounts Payable	(13,189)	20,531	9,831
Increase (Decrease) in Other Current Liabilities	3,477	6,685	(5,618)

Net Cash Provided by Operating Activities	150,360	143,302	167,954

Investing Activities:
Capital Expenditures	(73,581)	(79,116)	(87,721)
Net Increase in Temporary Investments	(48,823)	(9,520)	—
Purchase of Other Investments	(21,536)	(4,149)	(3,110)
Cash Proceeds from Sale of Property	2,669	17,055	23,927
COLI, Net	(2,851)	(1,952)	4,745
Other, Net	(4,835)	141	6,059

Net Cash Used in Investing Activities	(148,957)	(77,541)	(56,100)

Financing Activities:
Net Proceeds from Short-Term Debt Borrowings	967	—	—
Net Repayments of Long-Term Revolver Borrowings	—	(900)	(69,300)
Proceeds from Long-Term Borrowings	1,164	1,577	2,138
Payments on Long-Term Debt	(708)	(5,590)	(4,667)
Dividends Paid	(16,687)	(16,708)	(16,661)
Purchase and Retirement of Common Stock	(5,202)	—	—
Other, Net	1,863	1,381	2,010

Net Cash Used in Financing Activities	(18,603)	(20,240)	(86,480)

Increase (Decrease) in Cash and Cash Equivalents	(17,200)	45,521	25,374
Cash and Cash Equivalents at Beginning of Year	80,422	34,901	9,527

Cash and Cash Equivalents at End of Year	$63,222	$80,422	$34,901

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$12,797	$12,616	$14,256
Income Taxes	29,275	33,401	51,599
Non-Cash Activity:
Assets Acquired under Capital Leases	2,689	—	—

See Notes to Consolidated Financial Statements.

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

Fiscal Year

      The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal years 2003, 2002 and 2001 each include 52 weeks and ended on September 28, 2003, September 29, 2002 and September 30, 2001.

Use of Estimates

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

Cash and Cash Equivalents

      For purposes of the statements of consolidated cash flows, the Company considers all highly liquid cash investments purchased with a maturity of three months or less to be cash equivalents.

Temporary Investments

      The Company has invested in various municipal and tax-exempt bonds and other similar investments in order to enhance its return on cash balances. The Company selects specific investments based on certain criteria, which include, but are not limited to, suitable liquidity and credit quality requirements. The carrying amount of temporary investments are recorded at their amortized costs which approximates their fair market values.

Inventories

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

Vendor Rebates, Credits and Promotional Allowances

      Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements. These allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is assured.

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

      The accounting for vendor funds, as described above, has been consistently followed in prior years and is in accordance with guidance established by Emerging Issues Task Force “EITF” Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Accordingly, the adoption of EITF 02-16 did not have a material impact on the Company’s results of operations, financial position or cash flows in the reported periods.

Property and Depreciation

      Property is recorded at cost and is depreciated, using principally the straight-line method, over the following useful lives:

Land improvements	10-40 years
Buildings	15-40 years
Machinery and equipment	3-15 years

      Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of 20 years or the lease term. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income. Property categories include $14,249,000 and $8,255,000 of accumulated costs for construction in progress at September 28, 2003 and September 29, 2002, respectively.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-lived Assets and Closed Store Obligations

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets,” the Company assesses its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net non-discounted cash flows expected to be generated by the asset. An impairment loss is recognized for any excess of net book value over the estimated fair value of the asset impaired. The fair value is estimated based on expected future cash flows.

      The value of property and equipment associated with closed stores and facilities is adjusted to reflect recoverable values based on the Company’s prior history of disposing of similar assets and current economic conditions. Management continually reviews its fair value estimates and records impairment charges for assets held for sale when management determines, based on new information which it believes to be reliable, that such charges are appropriate.

      The Company records liabilities for closed stores that are under long-term lease agreements. The liability represents an estimate of the present value of the remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income. The closed store liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 14 years. Harris Teeter management estimates the subtenant income and future cash flows based on its historical experience and knowledge of (1) the market in which the store is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions.

Investments

      The Company or its Harris Teeter subsidiary holds financial investments in certain developments, with a managing partner or partners, in which Harris Teeter, Inc. either operates or plans to operate a supermarket. American & Efird has investments in various non-consolidated foreign entities in which they hold a minority interest and a 50% ownership interest in a joint venture in China. These investments, depending on the state of development, are accounted for either under the equity method of accounting or at cost. In prior years the Company made loans to and equity investments in a number of emerging growth companies, primarily through investments in certain venture capital funds. Real estate and other investments are carried at the lower of cost or market and are periodically reviewed for potential impairment in accordance SFAS No. 144 “Impairment of Long-Lived Assets.”

Goodwill and Other Intangibles

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain other intangibles with indefinite lives are no longer amortized, but instead are tested for impairment at least annually, or more frequently, if circumstances indicate a potential impairment. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives until they reach their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Self-Insurance

      The Company is self-insured for most U.S. workers compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company determines the estimated reserve required for U.S. worker compensation claims, general liability and automotive liability by first analyzing the costs of claims incurred and then adjusts such estimates by development factors from published insurance industry

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sources. The estimated total expected costs of claims incurred is discounted to present values using an appropriate discount factor.

      The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported. These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Derivatives

      The Company does not enter into derivative financial instruments for trading purposes. Derivative instruments (including certain derivative instruments embedded in other contracts) entered into in the normal course of business were not significant during any of the periods presented.

Revenue Recognition

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

      The major components of cost of sales in the retail supermarket segment are (a) the cost of products sold determined under the Retail Inventory Method (see “Inventories” above) reduced by purchase cash discounts and vendor purchase allowances and rebates, (b) the cost of various sales promotional activities reduced by vendor promotional allowances, and reduced by cooperative advertising allowances to the extent an advertising allowance exceeds the cost of the advertising, (c) the cost of product waste, including, but not limited to, physical waste and theft, (d) the cost of product distribution, including warehousing, freight and delivery, and (e) any charges, or credits, associated with LIFO reserves and reserves for obsolete and slow moving inventories. Additionally, the costs of production of product sold by the dairy operation to outsiders are included in cost of sales in the period in which the sales are recognized in revenues.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising

      Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $1,634,000, $1,262,000 and $1,239,000 in fiscal 2003, 2002 and 2001, respectively. Net advertising expenses of $22,894,000, $22,715,000, and $23,954,000 were included in the Company’s results of operations for fiscal 2003, 2002 and 2001, respectively.

Foreign Currency

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

Earnings Per Share (“EPS”)

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

Stock Options

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost of stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital stock.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Non-Owner Changes in Equity

      The Company reports other non-owner changes in equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Other non-owner changes in equity refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders’ equity. The components of accumulated non-owner changes in equity, net of taxes at September 28, 2003 (September 29, 2002) were additional minimum pension liability of $40,305,000 ($36,108,000) and foreign currency translation adjustments of $1,314,000 ($3,271,000).

Reclassifications

      To conform with classifications adopted in the current year, the financial statements for the prior year reflect certain reclassifications, which have no effect on net income. During the second quarter of fiscal 2003, the Company began classifying certain corporate administrative expenses of the holding company as “Selling, General and Administrative Expenses” that had previously been classified as “Other Expense (Income).” Accordingly, consolidated operating profit was reduced by $5,134,000 in fiscal 2003, $7,466,000 in fiscal 2002, and $4,735,000 in fiscal 2001. The reclassification of prior period amounts had no effect on previously reported consolidated revenue, cost of sales, net income, net income per share, business segment operating profit or the financial position and cash flows of the Company. In addition, to conform with classifications adopted in the current year, the financial statements for prior years reflect certain other reclassifications, which have no effect on net income.

     New Accounting Standards

      The Company has adopted various new accounting standards that became effective since the beginning of fiscal 2003. The adoption of the new standards did not have a material impact on the Company’s results of operations, financial position or cash flows in the reported periods.

      In fiscal 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. As permitted by SFAS No. 148 and SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25 (refer to Note captioned “Stock Options” herein). The Company will continue to evaluate the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The standard is not expected to have a material impact on the results of operations, financial position or cash flows of the Company.

      In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity such as a financial instrument issued in the form of shares that is mandatorily redeemable. The adoption of this new standard is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

INVENTORIES

      Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $18,012,000 and $17,668,000 less than the first-in, first-out (FIFO) cost method at September 28, 2003 and September 29, 2002, respectively. Foreign inventories and limited categories of domestic inventories,

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling $54,203,000 for fiscal 2003 and $49,763,000 for fiscal 2002, are valued on the weighted average and on the FIFO cost methods. At September 28, 2003 (September 29, 2002) the value of finished goods inventory was $193,779,000 ($201,736,000), work in progress was $4,002,000 ($4,703,000) and raw materials and supplies were $16,341,000 ($18,109,000).

GOODWILL AND OTHER INTANGIBLES

      The carrying amount of goodwill and other intangibles at September 28, 2003 and September 29, 2002 was as follows:

	2003	2002

	(in thousands)
Goodwill	$8,169	$8,169
Non-Amortizing Intangibles — Pension related intangible assets	3,407	3,706
Amortizing Intangibles — Customer lists, trademarks and other contracts	1,108	426

	$12,684	$12,301

      The goodwill and amortizing intangibles are held by the Company’s American & Efird textile subsidiary, and the non-amortizing intangibles are recorded with the corporate assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has reviewed goodwill and other intangibles for possible impairment, and as a result, there was no impairment charge required in fiscal 2003. Amortization of goodwill during fiscal 2002 and 2001 impacted operating profit (net income, EPS) by $924,500 ($570,000, $0.01 per diluted share) and $924,500 ($566,000, $0.01 per diluted share), respectively.

COMPANY OWNED LIFE INSURANCE (COLI)

      The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company’s consolidated balance sheets. The cash value of the Company’s life insurance policies were $44,793,000 at September 28, 2003 and $41,517,000 at September 29, 2002, and no policy loans were outstanding at either date. Certain leveraged COLI policies were surrendered in fiscal year 2001 as a part of the Company’s settlement with the Internal Revenue Service (“IRS”). The net life insurance expense or income is included in selling, general and administrative expense in the statements of consolidated income and retained earnings. Fiscal 2001 net life insurance expense included interest expense of $1,828,000 associated with the outstanding policy loans that were repaid in 2001 in connection with the IRS settlement.

IMPAIRMENT AND EXIT COSTS

      During fiscal 2003 the Company recorded a pre-tax charge of $580,000 ($360,000 after tax benefits) related to the announced closing of one of A&E’s thread yarn spinning plants, which is expected to occur in December 2003. The charge related to the impairment of the manufacturing plant being closed.

      During fiscal 2002, the Company’s textile subsidiary, American & Efird (A&E), recorded a pre-tax charge of $7,823,000 ($4,825,000 after income taxes) for exit and impairment costs related to the consolidation of industrial thread dyeing and finishing operations into its plant in Mt. Holly, North Carolina and the closing of its dyeing and finishing operations in Gastonia, North Carolina. The pre-tax charge was composed of $7,443,000 for the impairment of the building, machinery, and equipment and $380,000 for the costs of severance benefits. As of September 28, 2003 the established exit cost reserve had been fully settled.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2001, the Company’s supermarket subsidiary, Harris Teeter, sold 26 stores in certain of its non-core markets. A pre-tax charge of $45,035,000 ($27,370,000 after income taxes) was recorded for exit costs, of which $3,450,000 related to inventory adjustments charged to cost of sales. At September 30, 2001 the remaining balance in the exit reserve was $6,532,000, primarily related to lease liabilities. During fiscal 2002, charges against the reserve for costs incurred and paid totaled $5,010,000 and $710,000 was reversed from the reserve as the result of more favorable settlement of certain lease obligations than had been anticipated and accrued in the prior fiscal year. During fiscal 2003, charges against the reserve for costs incurred and paid totaled $444,000 leaving a remaining exit cost reserve of $368,000 at September 28, 2003.

      Additionally, in fiscal 2001, A&E recorded a pre-tax charge of $2,105,000 (or $1,285,000 after income taxes) primarily for the impairment of a spinning facility which was closed in fiscal 2001.

LEASES

      The Company leases certain equipment under agreements expiring during the next 5 years. Harris Teeter leases most of its stores under leases that expire during the next 21 years. It is expected that such leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 14 years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Rent expense for the fiscal years was as follows:

	2003	2002	2001

	(in thousands)
Minimum, net of sublease income	$65,333	$67,932	$73,816
Contingent	1,215	1,329	1,456

Total	$66,548	$69,261	$75,272

      Future minimum lease commitments (excluding leases assigned or expected to be assigned — see below) and total minimum sublease rental income to be received under non-cancelable subleases at September 28, 2003 were as follows:

	Operating		Capital
	Leases	Subleases	Leases

	(in thousands)
2004	$63,832	$(2,528)	$500
2005	63,073	(2,347)	464
2006	59,309	(2,270)	285
2007	54,934	(2,200)	285
2008	52,709	(1,906)	285
Later years	473,828	(14,260)	4,117

Total minimum lease obligations (receivables)	$767,685	$(25,511)	5,936

Amount representing interest			(2,892)

Present value of net minimum obligation (included with long-term debt)			$3,044

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the closing of certain store locations, Harris Teeter has assigned leases to other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of $102,093,000 over this period have been assumed by these merchants.

LONG-TERM DEBT

      Long-term debt at September 28, 2003 and September 29, 2002 was as follows:

	2003	2002

	(in thousands)
6.48% Senior Note due $7,143 annually March, 2005 through 2011	$50,000	$50,000
7.72% Senior Note due April, 2017	50,000	50,000
7.55% Senior Note due July, 2017	50,000	50,000
Lease financing obligation, variable interest rate due September, 2004	30,364	30,364
Capital lease obligations	3,044	668
Other obligations	5,687	4,860

Total	189,095	185,892
Less current portion	31,596	727

Total long-term debt	$157,499	$185,165

      Long-term debt maturities in each of the next five fiscal years are as follows: 2004 — $31,596,000; 2005 — $8,338,000; 2006 — $8,076,000; 2007 — $7,809,000; 2008 — $7,766,000.

      In 2002, the Company and three banks entered into a new revolving credit facility for an aggregate amount of up to $100 million to refinance an existing credit facility. Borrowings and repayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, all borrowings under the facility are classified as long term debt. During the period from inception to September 28, 2003, there have been no borrowings under the credit facility. The facility has a maturity of three years, plus two annual extensions of one year each if then granted by the banks. As of September 28, 2003, the three banks granted the first annual extension of the credit facility and thereby established a maturity date of May 14, 2006. This maturity date may be further extended by one year if approved by the banks in 2004 in accordance with the provisions of the credit agreement. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of September 28, 2003, the Company was within the various financial covenants. The Company is charged a variable commitment fee based on the unused balance net of trade and standby letters of credit which were approximately $13,250,000 at September 28, 2003. The commitment fee in fiscal 2003 and 2002 was 0.25% of the unused balance.

      In fiscal 2002, the amount outstanding on the previous credit facility was $900,000 from the beginning of the year through the repayment date in May, 2002. The daily weighted average interest rate (a variable rate related to the current published CD rate) was 2.4% through the repayment date in fiscal 2002. A commitment fee of 0.15% of the unused line was charged during 2002.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million at September 28, 2003. The total financing costs for these properties was $547,000 in fiscal 2003 and $1,187,000 in fiscal 2002. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. During the second quarter of 2002, the Company consolidated the above property and related debt obligation in the Company’s balance sheet, increasing property, net and long term debt. On September 28, 2003, those balances were $24.8 million in property, net and $30.4 million in long term debt.

      As indicated above, various loan agreements provide, among other things, for the maintenance of minimum levels of consolidated tangible net worth, as defined in the respective agreements. The required minimum consolidated net worth, as defined under the most restrictive provision, was approximately $434.8 million as of September 28, 2003. Consolidated tangible net worth, as defined, exceeded this required minimum by approximately $51.2 million as of September 28, 2003. Future required minimum consolidated tangible net worth is subject to annual increases of 40% of consolidated net income for such year.

      Total interest expense on long-term debt was $12,373,000, $12,135,000 and $14,221,000 in 2003, 2002 and 2001, respectively.

FINANCIAL INSTRUMENTS

      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and receivables. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality. Concentrations of credit risk with respect to receivables are limited due to their dispersion across various companies and geographies.

      The carrying amounts for certain of the Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company’s significant fixed interest debt obligations ($150 million of Senior Notes due at various dates through 2017) outstanding as of September 28, 2003 was $176,446,000 as compared to its carrying amount of $150,000,000. This estimated fair value is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities.

CAPITAL STOCK

      The capital stock of the Company authorized at September 28, 2003 was 1,000,000 shares of Additional Preferred stock, 4,000,000 shares of Preference stock (noncumulative $0.56 convertible, voting, $10 liquidation value), and 75,000,000 shares of no par value Common stock. No shares of Additional Preferred stock or Preference stock were issued or outstanding at September 28, 2003.

      The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s stock option plans. The stock purchases are effected from time to time and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period. During fiscal 2003, the Company purchased and retired 377,800 shares at a total cost of $5,202,000, or an average price of $13.77 per share. There were no stock purchases during fiscal 2002 or 2001.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in common shares issued and outstanding and in shareholders’ equity accounts other than retained earnings are summarized as follows:

	Shares	Amount

	(in thousands except
	share amounts)
Balance at October 1, 2000	46,220,876	$48,398

Shares issued under exercised stock options	98,820	1,075
Tax effect of disqualifying stock options	—	76

Balance at September 30, 2001	46,319,696	$49,549

Shares issued under exercised stock options	134,492	1,374
Tax effect of disqualifying stock options	—	204

Balance at September 29, 2002	46,454,188	$51,127

Shares issued under exercised stock options	146,845	1,705
Shares purchased and retired	(377,800)	(5,202)
Tax effect of disqualifying stock options	—	119

Balance at September 28, 2003	46,223,233	$47,749

      One preferred share purchase right is attached to each outstanding share of common stock, which rights expire on November 16, 2010. Each right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Additional Preferred Stock for $60. The rights will become exercisable only under certain circumstances related to a person or group acquiring or offering to acquire a substantial portion of the Company’s common stock. If certain additional events then occur, each right would entitle the rightholder to acquire common stock of the Company, or in some cases of an acquiring entity, having a value equal to twice the exercise price. Under certain circumstances the Board of Directors may extinguish the rights by exchanging one share of common stock or an equivalent security for each qualifying right or may redeem each right at a price of $0.01. There are 600,000 shares of Series A Junior Participating Additional Preferred Stock reserved for issuance upon exercise of the rights.

STOCK OPTIONS

      At September 28, 2003, the Company has 1988, 1993, 1995, 1997, 2000 and 2002 stock option plans, which plans were approved by the Company’s shareholders and authorized options for 6,300,000 shares of common stock. Under the plans, the Company may grant to officers and management personnel incentive stock options which generally become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and which expire seven years from grant date. Additionally, pursuant to the terms of certain of the plans, the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors at the time of their initial election to the Board. Further, under certain of the plans the Company may grant performance shares, stock awards, restricted stock and nonqualified stock options to employees and outside directors as well as incentive stock options to employees. Additionally, the Company granted a single, one-time nonqualified stock option of 1,000 shares to each of its seven non-employee directors during 1996 which vested immediately, and which generally expire seven years from grant date. Under each of the plans the exercise price of each option shall be no less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). Under the plans, as of September 28, 2003 the Company may grant additional options for the purchase of 2,604,000 shares.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans as of September 28, 2003, September 29, 2002 and September 30, 2001, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2003		2002		2001

	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,089	$16.15	1,797	$15.88	1,697	$16.64
Granted	464	14.44	575	15.84	368	11.52
Exercised	(163)	11.98	(161)	11.17	(104)	11.11
Forfeited	(111)	16.75	(122)	17.43	(164)	16.96

Outstanding at end of year	2,279	$16.07	2,089	$16.15	1,797	$15.88

Options exercisable at year end	1,138	$17.21	933	$16.77	853	$15.84

      The following table summarizes options outstanding and options exercisable as of September 28, 2003, and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

	Options Outstanding			Options Exercisable

	Shares	Remaining		Shares
Option Price per Share	Outstanding	Life	Price	Exercisable	Price

$11.50 to $14.38	786	5.0	$13.16	206	$12.21
14.49 to 17.41	885	4.9	16.29	368	16.51
18.47 to 20.28	608	2.8	19.56	564	19.49

$11.50 to $20.28	2,279	4.1	16.07	1,138	17.21

      The weighted average fair value at date of grant for options granted during fiscal 2003, 2002 and 2001 was $3.50, $4.09 and $3.25 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2003	2002	2001

Expected life (years)	5.1	5.1	4.9
Risk-free interest rate	3.14%	3.71%	5.76%
Volatility	29.61%	30.33%	29.66%
Dividend yield	2.30%	2.30%	2.20%

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the stock options granted in fiscal 2003, 2002 or 2001. Had compensation cost been determined based on the fair value at the grant date

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with the provisions of these statements, the Company’s pro forma net income and basic and diluted net income per share would have been as follows:

		2003	2002	2001

		(in thousands,
		except per share date)
Net Income (Loss)	— as reported	$59,882	$51,983	$(727)
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of taxes		(991)	(1,031)	(771)

Net Income (Loss)	— proforma	$58,891	$50,952	$(1,498)

Net Income (Loss) Per Share —
Basic	— as reported	$1.29	$1.12	$(0.02)
	— pro forma	1.27	1.10	(0.03)
Diluted	— as reported	1.29	1.12	(0.02)
	— pro forma	1.27	1.09	(0.03)

      The pro forma effect on net income for fiscal 2003, 2002 and 2001 is not necessarily representative of the pro forma effect on net income in future years.

INCOME TAXES

      The provision for income taxes consisted of the following:

	2003	2002	2001

	(in thousands)
CURRENT
Federal	$22,845	$21,832	$36,078
State and other	9,269	4,531	5,697

	32,114	26,363	41,775

DEFERRED
Federal	1,357	2,514	(6,410)
State and other	(1,261)	732	(3,625)

	96	3,246	(10,035)

Provision for income taxes	$32,210	$29,609	$31,740

      Income from foreign operations before income taxes in fiscal 2003, 2002 and 2001 was $4,207,000, $1,010,000 and $3,496,000, respectively. Income taxes provided for income from foreign operations in fiscal 2003, 2002 and 2001 was $1,546,000, $699,000 and $736,000, respectively, including the minority interest in such taxes.

      In fiscal 2001, the Company recorded additional income tax expense of $20.0 million reflecting the terms of settlement with the Internal Revenue Service (“IRS”) related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees for all the years of the insurance program since its inception October 4, 1993. The settlement provided for the surrender of the related insurance policies, thereby eliminating any material future tax exposure.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows:

	2003	2002	2001

	(in thousands)
Income tax on pre-tax income at the statutory federal rate of 35%	$32,232	$28,557	$10,854
Increase (decrease) attributable to:
IRS settlement	—	—	20,000
State and other income taxes, net of federal income tax benefit	3,512	3,486	388
Employee Stock Ownership Plan (ESOP)	(1,065)	(843)	(1,202)
COLI	(974)	(943)	(843)
Other items, net	(1,495)	(648)	2,543

Income tax expense	$32,210	$29,609	$31,740

      The tax effects of temporary differences giving rise to the Company’s consolidated deferred tax assets and liabilities at September 28, 2003 and September 29, 2002 are as follows:

	2003	2002

	(in thousands)
Deferred Tax Assets (no valuation allowance considered necessary):
Employee benefits	$20,501	$21,711
Reserves not currently deductible	14,376	14,221
Vendor allowances	6,322	4,321
Rent obligations	9,502	10,033
Other	2,614	2,114

Total deferred tax assets	$53,315	$52,400

Deferred Tax Liabilities:
Property, plant and equipment	$(57,953)	$(59,065)
Undistributed profit on foreign subsidiaries	(4,859)	(5,580)
Other capitalized costs	—	(1,749)
Other	(7,534)	(5,462)

Total deferred tax liabilities	$(70,346)	$(71,856)

      Undistributed earnings of the Company’s foreign subsidiaries amount to approximately $22,960,000 at September 28, 2003. Of those earnings, approximately $9,144,000 are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal taxes of approximately $3,200,000 (less any applicable U.S. foreign tax credits and deductions) and withholding taxes payable to the various foreign countries.

INDUSTRY SEGMENT INFORMATION

      The Company operates primarily in two businesses: industrial thread (textile primarily) — American & Efird, and retail grocery (including the real estate and store development activities of the Company) — Harris Teeter. American & Efird primarily manufactures sewing thread for the apparel and other markets. Harris

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Teeter operates a regional chain of supermarkets. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

      Summarized financial information for fiscal 2003, 2002 and 2001 is as follows:

	Industrial	Retail
	Thread	Grocery	Corporate(1)	Consolidated

	(in millions)
2003
Net Sales	$293.1	$2,431.6		$2,724.7
Gross Profit	73.9	703.2		777.1
Operating Profit (Loss)	13.6	93.6	$(5.1)	102.1
Assets Employed at Year End	259.1	660.1	148.0	1,067.2
Depreciation and Amortization	17.9	57.8	1.5	77.2
Capital Expenditures	9.2	64.4	—	73.6
2002
Net Sales	$294.5	$2,349.7		$2,644.2
Gross Profit	77.1	677.7		754.8
Operating Profit (Loss)	12.5	88.8	$(7.5)	93.8
Assets Employed at Year End	279.4	684.4	75.1	1,038.9
Depreciation and Amortization	19.4	55.0	1.4	75.8
Capital Expenditures	7.8	66.6	4.7	79.1
2001
Net Sales	$326.5	$2,416.8		$2,743.3
Gross Profit	82.6	675.9		758.5
Operating Profit (Loss)	21.6	31.8	$(4.7)	48.7
Assets Employed at Year End	280.5	602.1	57.4	940.0
Depreciation and Amortization	19.7	59.3	1.3	80.3
Capital Expenditures	19.2	68.5	—	87.7

(1)	Corporate Operating Profit (Loss) includes a portion of compensation and benefits of holding company employees and certain other costs that are not related to the operating companies. Operating profit of the operating companies include all direct expenses and the common expenses incurred by the holding company on behalf of its operating subsidiaries. Corporate Assets Employed include property, equipment, cash and investment assets, and net cash surrender value of Company-owned life insurance.

      Geographic information for the Company’s fiscal years is based on the operating locations where the items were produced or distributed as follows:

	2003	2002	2001

	(in thousands)
Net Revenues — Domestic United States	$2,572,987	$2,506,805	$2,611,468
Net Revenues — Foreign	151,752	137,393	131,822

	$2,724,739	$2,644,198	$2,743,290

Net Long-Lived Assets — Domestic United States	$505,102	$511,562	$502,739
Net Long-Lived Assets — Foreign	32,924	30,836	30,592

	$538,026	$542,398	$533,331

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EMPLOYEE BENEFIT PLANS

      Substantially all domestic full-time employees of the Company and its subsidiaries participate in non-contributory defined benefit pension plans. Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. The Company also has an unfunded, non-qualified supplemental executive retirement plan for certain officers. Employee retirement benefits under the various plans are a function of both the years of service and compensation for a specified period of time before retirement. The Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over a period of approximately five years to a level determined by its actuaries to be effective in reducing the volatility of contributions. As a result of primarily lower discount rates for the measurement of benefit obligations and negative returns on the plans’ assets, over the past two years, the funding ratios of the pension plans have eroded and will require higher levels of contributions in future years.

      The following table sets forth the change in benefit obligation and plan assets, as well as the defined benefit plans’ funded status and amounts recognized in the Company’s consolidated balance sheets at September 28, 2003 and September 29, 2002 for the pension plan and the supplemental retirement plan:

	Pension Plan		Supplemental Plan

	2003	2002	2003	2002

	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of year	$189,649	$153,625	$19,747	$19,044
Service cost	8,982	6,787	552	367
Interest cost	12,188	11,323	1,327	1,378
Plan change	—	213	—	(247)
Actuarial loss	17,754	25,399	2,921	173
Benefits paid	(8,495)	(7,698)	(1,145)	(968)

Pension benefit obligation at end of year	220,078	189,649	23,402	19,747

Change in plan assets:
Fair value of assets at the beginning of year	120,631	111,985	—	—
Actual return on plan assets	15,857	(5,012)	—	—
Employer contribution	22,000	22,164	1,145	968
Benefits paid	(8,495)	(7,698)	(1,145)	(968)
Non-investment expenses	(1,044)	(808)	—	—

Fair value of assets at end of year	148,949	120,631	—	—

Funded status	(71,129)	(69,018)	(23,402)	(19,747)
Unrecognized net actuarial loss	93,631	82,917	6,762	4,043
Unrecognized prior service cost	1,384	1,552	2,023	2,154
Unrecognized transition asset	—	—	—	—

Prepaid (accrued) benefit cost	$23,886	$15,451	$(14,617)	$(13,550)

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan		Supplemental Plan

	2003	2002	2003	2002

	(in thousands)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(42,170)	$(45,434)	$(18,571)	$(16,039)
Intangible pension asset	1,384	1,552	2,023	2,154
Accumulated other changes in non-owner equity	64,672	59,333	1,931	335

      Assets of the pension plan are invested in directed trusts. Assets in the directed trusts are invested in U.S. government securities, corporate bonds, cash equivalents and domestic equities. The pension plan contribution payable at September 28, 2003 and September 29, 2002 required to be paid by the due date of the federal income tax return was zero for both years.

      For the pension plan, a weighted average discount rate of 6.0% in 2003 (6.5% in 2002) and rate of increase in future payroll costs of 3.5% — 4.0% in both 2003 and 2002 were used in determining the actuarial present value of the projected benefit obligations. The assumed expected long-term rate of return on assets was 8.25% in both 2003 and 2002.

      For the supplemental plan, a 6.0% and 6.5% weighted average discount rate was used for 2003 and 2002, respectively, and a 6.0% rate of increase in future payroll costs was used in both 2003 and 2002 in determining the actuarial present value of the projected benefit obligations.

      A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded pension assets. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as a component of other non-owner changes in equity. The amounts recorded in other non-owner changes in equity, net of tax, as a result of minimum pension liability adjustments for the pension and supplemental plans were $4,197,000, $25,025,000, and $11,083,000 in fiscal 2003, 2002, and 2001, respectively.

      Net periodic pension expense for defined benefit plans for fiscal 2003, 2002 and 2001 included the following components:

	Pension Plan

	2003	2002	2001

	(in thousands)
Service cost	$8,982	$6,787	$5,578
Interest cost	12,188	11,323	10,722
Expected return on plan assets	(11,976)	(10,831)	(10,620)
Amortization of transition asset	—	—	(358)
Amortization of prior service cost	168	243	319
Recognized net actuarial loss	4,203	1,665	—

Net periodic benefit cost	$13,565	$9,187	$5,641

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Supplemental Plan

	2003	2002	2001

	(in thousands)
Service cost	$552	$367	$259
Interest cost	1,327	1,378	1,315
Amortization of prior service cost	131	134	134
Recognized net actuarial loss	202	557	917

Net periodic benefit cost	$2,212	$2,436	$2,625

      The Company also has an Employee Stock Ownership Plan (“ESOP”) for eligible employees. Under the ESOP the Company provides cash contributions, as determined by the Board of Directors, to a trust for the purpose of purchasing shares of the Company’s common stock. Such contributions are based on the Company’s net income return on average shareholders’ equity in the fiscal year with a base contribution of 1.5% of participants’ eligible compensation and additionally up to 3.5% of eligible compensation. At September 28, 2003, approximately 18% of the Company’s common shares outstanding were owned by employees as participants in the ESOP.

      The Company has certain deferred compensation arrangements which allow, or allowed in prior years, its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. These arrangements include (1) a directors’ compensation deferral plan, funded in a rabbi trust, the benefit liability under such plan being determined by the fair market value of the Company’s common stock, (2) a key management deferral plan, unfunded, the benefit liability under such plan determined on the basis of the performance of selected market investment indices, and (3) other compensation deferral arrangements, unfunded and only available to directors and select key management in prior years, the benefit liability for which is determined based on fixed rates of interest.

      The Company’s textile subsidiary maintains a profit sharing plan for most of its domestic employees. American & Efird provides discretionary cash contributions, as determined by its management and board based on annual profitability measures, to a trust for the benefit of the participants, who may elect to withdraw such benefit at any time.

      Expenses under the ESOP, as well as the profit sharing, deferred compensation and other plans, were as follows:

	2003	2002	2001

	(in thousands)
ESOP	$7,371	$8,059	$4,626
Profit sharing and other	1,791	6,725	1,464

COMMITMENTS AND CONTINGENCIES

      The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

      See “Leases” for additional commitments and contingencies.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

COMPUTATION OF EARNINGS PER SHARE

      The following table details the computation of EPS for fiscal 2003, 2002 and 2001 (in thousands except per share data):

	2003	2002	2001

Basic EPS:
Net income (loss)	$59,882	$51,983	$(727)

Weighted average common shares outstanding	46,385	46,402	46,276

Basic EPS	$1.29	$1.12	$(0.02)

Diluted EPS:
Net income (loss)	$59,882	$51,983	$(727)

Weighted average common shares outstanding	46,385	46,402	46,276
Potential common share equivalents(1)	78	176	—

Weighted average common shares outstanding	46,463	46,578	46,276

Diluted EPS	$1.29	$1.12	$(0.02)

Calculation of potential common share equivalents:(1)
Options to purchase potential common shares	805	1,118	733
Potential common shares assumed purchased	(727)	(942)	(622)

Potential common share equivalents	78	176	111

Calculation of potential common shares assumed purchased with potential proceeds:(1)
Potential proceeds from exercise of options to purchase common shares	$10,585	$15,329	$8,531
Common stock price used under the treasury stock method	$14.55	$16.27	$13.72
Potential common shares assumed purchased	727	942	622

(1)	The effect of 111,535 weighted potential shares under stock options computed for 2001 using the Treasury Stock Method is anti-dilutive and thus is disregarded in the determination of weighted average diluted common equivalent shares outstanding.

      Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 1,511,000 shares, 1,008,000 shares and 1,152,000 shares for the years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QUARTERLY INFORMATION (UNAUDITED)

      The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated. The Company’s stock is listed and traded on the New York Stock Exchange.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
2003 Operating Results
Net Sales	$678.4	$685.2	$685.0	$676.1
Gross Profit	191.8	196.1	194.0	195.2
Net Income(1)	13.0	14.4	16.1	16.4
Net Income Per Share(1)	0.28	0.31	0.35	0.35
Dividend Per Share	0.09	0.09	0.09	0.09
Market Price Per Share
High	15.70	14.11	15.90	16.97
Low	13.90	12.09	12.58	15.67
2002 Operating Results
Net Sales	$653.2	$659.5	$666.3	$665.2
Gross Profit	181.0	184.9	195.4	193.5
Net Income(2)	10.5	8.7	16.5	16.3
Net Income Per Share(2)	0.23	0.19	0.35	0.35
Dividend Per Share	0.09	0.09	0.09	0.09
Market Price Per Share
High	16.98	17.41	17.59	17.97
Low	14.45	15.12	15.30	15.00

(1)	Includes the effects of pre-tax exit and impairment costs totaling $580,000 ($360,000 after tax benefits, or $0.01 per diluted share) in the fourth quarter of 2003, as more fully described in the note “Impairment and Exit Costs.”

(2)	Includes the effects of pre-tax exit and impairment costs totaling $7.8 million ($4.8 million after tax benefits, or $0.10 per diluted share) in the second fiscal quarter and pre-tax exit and impairment credits of $710,000 ($431,000 after taxes, or $0.01 per diluted share) in the third fiscal quarter, as more fully described in the note “Impairment and Exit Costs.”

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective April 18, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company approved the dismissal of its independent public accountants, Arthur Andersen LLP, and engaged KPMG LLP as its new independent public accountants. KPMG LLP reviewed the Company’s financial statements for its fiscal quarters ended March 31 and June 30, 2002 and audited the Company’s financial statements for the fiscal year ended September 29, 2002 and September 28, 2003.

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

Item 9A.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. As of September 28, 2003, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

      (b) Changes in internal control over financial reporting. During the Company’s fourth fiscal quarter of 2003, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to executive officers is set forth above in Item 4A. Other information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting

Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”).

Code of Ethics and Code of Business Conduct and Ethics

      The Company has adopted a written Code of Ethics (the “Code of Ethics”) that applies to our President and Chief Executive Officer, Vice President-Finance and Chief Financial Officer and our Vice President and Treasurer. The Company has also adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. Each of our operating subsidiaries maintains a code of ethics tailored to their businesses. The Code of Ethics and Code of Conduct are available on the Company’s website, www.ruddickcorp.com, under the “Corporate Governance” caption and print copies are available to any shareholder that requests a copy. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company’s website promptly following the date of such amendment or waiver. Information on the Company’s website, however, does not form a part of this Form 10-K.

Corporate Governance Guidelines and Committee Charters

      In furtherance of its longstanding goal of providing effective governance of the Company’s business and affairs for the benefit of shareholders, the Board of Directors of the Company approved Corporate Governance Guidelines. The Guidelines are available on the Company’s website referenced above and print copies are available to any shareholder that requests a copy. In addition, committee charters for the Company’s Audit Committee, Compensation and Special Stock Option Committee and Corporate Governance and Nominating Committee are also included on the Company’s website.

Item 11.     Executive Compensation

      The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Directors’ Fees and Attendance” and “Executive Compensation” in the Registrant’s 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

      The following table provides information as of September 28, 2003 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

			Number of Securities Remaining
	Number of Securities to be	Weighted-average Exercise	Available for Future Issuance Under
	Issued Upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants and	(excluding securities
	Warrants and Rights	Rights	reflected in column(a))
Plan Category(1)	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,276,400	$16.08	2,604,000
Equity compensation plans not approved by security holders	3,000 (2)	$13.19	—

Total	2,279,400	$16.07	2,604,000

(1)	The table does not include information regarding the Ruddick Corporation Director Deferral plan. This plan permits the deferral of the payment of the annual fee and the regular board meeting fees. The deferred fees are converted into a number of shares of common stock with a fair market value equal to the value of the retainer or fees deferred, and such number of shares are then credited to the director’s account (along with the amount of any dividends or stock distributions) in the form of phantom stock units. At the time a participant in the plan ceases to be a director, shares of common stock or cash, in the discretion of the Compensation Committee, will be distributed to the participant or a designated beneficiary. On September 28, 2003, there were 59,050 phantom stock units allocated pursuant to this plan.

(2)	Represents options granted to non-employee directors on November 21, 1996 with an exercise price of $13.19, the average of the high and low sale price on the date of grant. The expiration date of the options was November 21, 2003.

      Additional information required by this item is incorporated herein by reference to the sections entitled “Principal Shareholders” and “Election of Directors — Beneficial Ownership of Company Stock” in the Registrant’s 2004 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Registrant’s 2004 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

      The information required by this item is incorporated herein by reference to the section entitled “Selection of Independent Public Accountants” in the Registrant’s 2004 Proxy Statement.

PART IV

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

(3)	Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit
Number		Description of Exhibit

3.1	*	Restated Articles of Incorporation of the Company, dated December 14, 2000, incorporated herein by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

3.2	*	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002 (Commission File No. 1-6905).

4.1	*	Credit Agreement for up to an aggregate of $100,000,000 entered into as of May 14, 2002, by and between the Company and each of Branch Banking and Trust Company and RBC Centura Bank as lenders and Wachovia Bank, National Association as lender and administrative agent, incorporated herein by reference to Exhibit 4.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (Commission File No. 1-6905).

4.2	*	$50,000,000 6.48% Series A Senior Notes due March 1, 2011 and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 1-6905).

4.3	*	$50,000,000 7.55% Senior Series B Notes due July 15, 2017 and $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the registrant’s Annual Report on Form 10-K for the fiscal year period ended September 28, 1997 (Commission File No. 1-6905).

The Company has certain other long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Commission upon request.

10.1	*	Description of Incentive Compensation Plans, incorporated herein by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996 (Commission No. 1-6905).**

10.2	*	Supplemental Executive Retirement Plan of Ruddick Corporation, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.3	*	Resolutions adopted by the Board of Directors of the Company and the Plan’s Administrative Committee with respect to benefits payable under the Company’s Supplemental Executive Retirement Plan to Alan T. Dickson and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.4	*	Deferred Compensation Plan for Key Employees of Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.5	*	1988 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (Commission File No. 1-6905).**

Exhibit
Number		Description of Exhibit

10.6	*	1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

10.7	*	Description of the Ruddick Corporation Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.8	*	Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.9	*	Rights Agreement dated November 16, 2000 by and between the Company and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

10.10	*	Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

10.11	*	Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and Edwin B. Borden, Jr., incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

10.12	*	[Intentionally left blank]

10.13	*	Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and Roddey Dowd, Sr., incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

10.14	*	Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and James E.S. Hynes, incorporated herein by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

10.15	*	Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and Hugh L. McColl, Jr., incorporated herein by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

10.16	*	Ruddick Corporation 1995 Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.17	*	Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

10.18	*	Ruddick Corporation Director Deferred Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.19	*	Ruddick Corporation Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

Exhibit
Number		Description of Exhibit

10.20	*	Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.21	*	Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-6905).**

10.22	*	Ruddick Corporation Flexible Deferral Plan, incorporated herein by reference to Exhibit 10.22 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002 (Commission File No. 1-6905).**

10.23	*	Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905).**

21	†	List of Subsidiaries of the Company.

23.1	†	Consent of Independent Public Accountants.

23.2	†	Notice regarding Consent of Arthur Andersen LLP.

31.1	†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	Indicates management contract or compensatory plan required to be filed as an Exhibit.

†	Indicates exhibits filed herewith and follow the signature pages.

      (b) Reports on Form 8-K.

The following reports on Form 8-K were filed by the Company during the quarter ended September 28, 2003.

None

      (c) Exhibits

See (a)(3) above.

      (d) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: December 8, 2003

By: /s/ THOMAS W. DICKSON

Thomas W. Dickson,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ THOMAS W. DICKSON Thomas W. Dickson	President and Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2003

/s/ JOHN B. WOODLIEF John B. Woodlief	Vice President — Finance and Chief Financial Officer (Principal Financial Officer)	December 8, 2003

/s/ RONALD H. VOLGER Ronald H. Volger	Vice President and Treasurer (Principal Accounting Officer)	December 8, 2003

/s/ JOHN R. BELK John R. Belk	Director	December 8, 2003

/s/ EDWIN B. BORDEN, JR. Edwin B. Borden, Jr.	Director	December 8, 2003

/s/ JOHN P. DERHAM CATO John P. Derham Cato	Director	December 8, 2003

/s/ ALAN T. DICKSON Alan T. Dickson	Chairman of the Board and Director	December 8, 2003

/s/ R. STUART DICKSON R. Stuart Dickson	Chairman of the Executive Committee and Director	December 8, 2003

/s/ JAMES E. S. HYNES James E. S. Hynes	Director	December 8, 2003

/s/ ANNA S. NELSON Anna S. Nelson	Director	December 8, 2003

/s/ BAILEY W. PATRICK Bailey W. Patrick	Director	December 8, 2003

Robert H. Spilman, Jr.	Director

/s/ HAROLD C. STOWE Harold C. Stowe	Director	December 8, 2003

Isaiah Tidwell	Director

REPORT OF PREDECESSOR PUBLIC ACCOUNTANT

(ARTHUR ANDERSEN LLP)
ON FINANCIAL STATEMENT SCHEDULE

      The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP. This report applies to Supplemental Schedule II Valuation and Qualifying Accounts and Reserves for the year ended September 30, 2001.

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

/s/ ARTHUR ANDERSEN LLP

Charlotte, North Carolina

October 29, 2001

S-1

SCHEDULE II

RUDDICK CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 30, 2001, September 29, 2002 and September 28, 2003

Column A	Column B	Column C	Column D		Column E

		Additions
	Balance at	Charged to			Balance
	Beginning of	Costs and			at End of
Description	Fiscal Year	Expenses	Deductions		Period

	(in thousands)
Fiscal Year Ended September 30, 2001:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$3,166	$692	$925	*	$2,933

Reserves For Exit Costs	$—	$9,200	$2,668		$6,532

Fiscal Year Ended September 29, 2002:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$2,933	$1,263	$710	*	$3,486

Reserves For Exit Costs	$6,532	$(710)	$5,010		$812

Fiscal Year Ended September 28, 2003:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$3,486	$1,436	$960	*	$3,962

Reserves For Exit Costs	$812	—	$444		$368

*	Represents accounts receivable balances written off as uncollectible, less recoveries.

S-2