Form 10-Q
period 2003-12-28
RUDDICK CORP
filed 2004-02-06
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 28, 2003

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

                                                                                                                                       Outstanding Shares
                                                                                Class                                            as of February 2, 2004
                                                                       Common Stock                                        46,350,556 shares

RUDDICK CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

ASSETS	December 28, 2003	September 28, 2003
	(unaudited)	_________________
CURRENT ASSETS:
Cash and Cash Equivalents	$ 49,090	$ 63,222
Temporary Investments	57,543	58,343
Accounts Receivable, Net	68,745	65,811
Inventories	231,051	214,122
Net Current Deferred Income Tax Benefits	14,293	14,558
Prepaid and Other Current Assets	21,056	24,813
Total Current Assets	441,778	440,869

PROPERTY, NET	517,612	523,397
INVESTMENTS	47,624	33,706
GOODWILL AND OTHER INTANGIBLES	12,640	12,684
OTHER LONG-TERM ASSETS	57,050	56,547

Total Assets	$ 1,076,704	$ 1,067,203

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 2,470	$ 2,667
Current Portion of Long-Term Debt	31,679	31,596
Dividends Payable	4,628	3,408
Accounts Payable	140,974	144,027
Federal and State Income Taxes	7,464	147
Accrued Compensation	25,695	37,994
Other Current Liabilities	56,915	59,409
Total Current Liabilities	269,825	279,248

LONG-TERM DEBT	160,748	157,499
NET LONG-TERM DEFERRED INCOME TAX LIABILITIES	30,461	31,589
PENSION LIABILITIES	65,532	60,808
OTHER LONG-TERM LIABILITIES	34,648	34,036
MINORITY INTEREST	9,099	8,758

SHAREHOLDERS' EQUITY:
Common Stock - shares outstanding: 46,292 at December 28, 2003 and 46,223 at September 28, 2003	48,680	47,749
Retained Earnings	498,289	489,135
Accumulated Non-Owner Changes in Equity	(40,578)	(41,619)
Shareholders' Equity	506,391	495,265

Total Liabilities and Shareholders' Equity	$ 1,076,704	$ 1,067,203

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	13 WEEKS ENDED
	December 28, 2003	December 29, 2002
NET SALES
Harris Teeter	$ 624,652	$ 607,750
American & Efird	67,713	70,626
Total	692,365	678,376

COST OF SALES
Harris Teeter	445,313	432,722
American & Efird	51,020	53,815
Total	496,333	486,537

GROSS PROFIT
Harris Teeter	179,339	175,028
American & Efird	16,693	16,811
Total	196,032	191,839

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Harris Teeter	153,548	152,620
American & Efird	15,355	14,673
Corporate	1,656	1,198
Total	170,559	168,491

EXIT AND IMPAIRMENT CHARGES
American & Efird	369	-

OPERATING PROFIT (LOSS)
Harris Teeter	25,791	22,408
American & Efird	969	2,138
Corporate	(1,656)	(1,198)
Total	25,104	23,348

OTHER EXPENSE (INCOME)
Interest expense	3,179	3,087
Interest income	(273)	(254)
Investment gains	(249)	(147)
Minority interest	341	280
Total	2,998	2,966

INCOME BEFORE TAXES	22,106	20,382
INCOME TAXES	8,324	7,403
NET INCOME	$ 13,782	$ 12,979

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUSTANDING:
Basic	46,264	46,512
Diluted	46,440	46,605

NET INCOME PER SHARE:
Basic	$0.30	$0.28
Diluted	$0.30	$0.28

DIVIDENDS DECLARED PER SHARE - Common	$0.10	$0.09

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY
(in thousands)
(unaudited)

	13 WEEKS ENDED
	December 28, 2003	December 29, 2002

Net Income	$ 13,782	$ 12,979

Other Non-Owner Changes in Equity
Foreign currency translation adjustment	1,041	374
Related income tax (expense) benefit	-	-
Other Non-Owner Changes in Equity, Net of Tax	1,041	374

Total Non-Owner Changes in Equity	$ 14,823	$ 13,353

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)	13 WEEKS ENDED
	December 28, 2003	December 29, 2002
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$ 13,782	$ 12,979
Non-Cash Items Included in Net Income
Depreciation and Amortization	18,868	19,821
Deferred Taxes	(862)	(1,854)
(Gain) Loss on Sale of Assets	(1,335)	3,655
Other, Net	7,041	4,495
Increase in Current Assets	(14,129)	(11,987)
Decrease in Current Liabilities	(9,308)	(22,296)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,057	4,813

INVESTING ACTIVITIES
Capital Expenditures	(12,936)	(11,151)
Purchase of Other Investments	(14,087)	(30)
Net Decrease (Increase) in Temporary Investments	799	(43)
Cash Proceeds from Sale of Property	3,399	208
Company Owned Life Insurance, Net	(1,555)	(1,277)
Other, Net	459	222
NET CASH USED IN INVESTING ACTIVITIES	(23,921)	(12,071)

FINANCING ACTIVITIES
Net (Repayment of) Proceeds from Short-Term Borrowings	(197)	1,112
Payments on Long-Term Debt	(175)	(68)
Dividends	(4,628)	(4,189)
Proceeds from Stock Issued and Other	732	1,145
NET CASH USED IN FINANCING ACTIVITIES	(4,268)	(2,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(14,132)	(9,258)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,222	80,422

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 49,090	$ 71,164

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$ 3,103	$ 3,091
Income Taxes	$ 1,705	$ 993
Non-Cash Transactions During the Period for:
Capital Leases Incurred	$ 3,574	-

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

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

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003.

The Company's Consolidated Condensed Balance Sheet as of September 28, 2003 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended December 28, 2003 are not necessarily indicative of results for a full year.

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

Employee Benefit Plans
In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 132, (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures regarding employers' pension plans and other postretirement benefit plans in annual and interim reports. The Company has elected to early adopt the interim disclosure requirements of this standard.

The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded supplemental plan) for the first quarters of fiscal 2004 and 2003 (in thousands):

PENSION PLAN	13 WEEKS ENDED
	December 28, 2003	December 29, 2002
Service cost	$ 2,836	$ 2,269
Interest cost	3,488	3,079
Expected return on plan assets	(3,552)	(3,025)
Amortization of prior service cost	45	42
Recognized net actuarial loss	1,654	1,062
Net periodic benefit cost	$ 4,471	$ 3,427

SUPPLEMENTAL PLAN	13 WEEKS ENDED
	December 28, 2003	December 29, 2002
Service cost	$ 120	$ 121
Interest cost	332	290
Amortization of prior service cost	33	28
Recognized net actuarial loss	85	44
Net periodic benefit cost	$ 570	$ 483

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003, the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over a period of approximately five years to a level determined by its actuaries to be effective in reducing the volatility of contributions. The Company presently anticipates contributing approximately $21 million to its pension plan in the third quarter of fiscal 2004. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Since the Company's supplemental plan is unfunded, the contributions to this plan is equal to the benefit payments made during the year. The Company has contributed $317,000 in the first quarter of fiscal 2004, and anticipates contributing approximately $950,000 more for expected future benefit payments during the remainder of fiscal 2004.

Earnings Per Share ("EPS")
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options. There are no other dilutive securities or potential common share equivalents.

The following table details the computation of EPS (in thousands except per share data):

	13 WEEKS ENDED
	December 28, 2003	December 29, 2002
Basic EPS:
Net income	$ 13,782	$ 12,979
Weighted average common shares outstanding	46,264	46,512
Basic EPS	$ 0.30	$ 0.28

Diluted EPS:
Net income	$ 13,782	$ 12,979
Weighted average common shares outstanding	46,264	46,512
Potential common share equivalents	176	93
Weighted average common shares outstanding	46,440	46,605
Diluted EPS	$ 0.30	$ 0.28

Calculation of potential common share equivalents:
Options to purchase potential common shares	1,319	691
Potential common shares assumed purchased	(1,143)	(598)
Potential common share equivalents	176	93

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$ 19,019	$ 8,826
Common stock price used under the treasury stock method	$ 16.65	$ 14.77
Potential common shares assumed purchased	1,143	598

Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 1,181,000 and 1,520,000 shares for the quarter ended December 28, 2003 and December 29, 2002, respectively.

Exit and Impairment Costs
During the fourth quarter of fiscal 2003, the Company announced the closing of one of A&E's thread yarn spinning plants in Maiden, NC, and recorded a pre-tax charge of $580,000 ($360,000 after tax benefits) for the asset impairment of the manufacturing plant. During the first quarter of fiscal 2004, the Company recorded pre-tax exit charges of $369,000 ($228,000 after tax benefits) related to severance costs paid in connection with the closing of this plant.

During fiscal 2001 the Company recorded charges for exit and impairment costs related to the sale of 26 Harris Teeter stores in certain of its non-core markets. As of December 28, 2003, the remaining balance of all exit cost reserves, primarily related to lease liabilities, was $271,000 ($368,000 at September 28, 2003).

Stock Options
As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Compensation cost of stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Since the exercise price has historically been set at the market value on the grant date, there is no compensation cost when the stock options are granted.

Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value method, the Company's net income and net income per share would have been as follows (in thousands, except for per share data):

13 WEEKS ENDED
	December 28, 2003	December 29, 2002

Net income, as reported	$ 13,782	$ 12,979
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(279)	(278)
Pro forma net income	$ 13,503	$ 12,701

Earnings per share:
Basic - as reported	$ 0.30	$ 0.28
Basic - pro forma	$ 0.29	$ 0.27
Diluted - as reported	$ 0.30	$ 0.28
Diluted - pro forma	$ 0.29	$ 0.27

The weighted average fair value of options granted during the 13 weeks ended December 28, 2003 and December 29, 2002 were $4.00 and $3.54, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants during the respective periods:

	13 WEEKS ENDED
	December 28, 2003	December 29, 2002

Expected life (years)	5.4	5.2
Risk-free interest rate	3.25%	3.17%
Volatility	27.63%	29.64%
Dividend Yield	2.33%	2.30%

The pro forma effect on net income for the above periods in fiscal 2004 and 2003 is not necessarily representative of the pro forma effect on net income in future periods.

Guarantor Obligations
The Company currently maintains a lease arrangement with an expiration date of September 13, 2004 with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covers the real property of primarily three Harris Teeter stores, having an aggregate cost value of $30.4 million at December 28, 2003. The lease includes an option for the Company to purchase the properties on or before the expiration date, or otherwise a requirement for the sale of the properties to liquidate the lease termination obligations estimated currently to be approximately $30.4 million. The Company guarantees repayment of approximately $27.1 million if it elects the sale option. The Company carries the balances of the assets and liabilities associated with the lease arrangement on its books. As of December 28, 2003, those balances were $29.5 million in property, net and $30.4 million in long-term debt.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of approximately $99.5 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $7.5 million for the remainder of fiscal 2004 (38 stores), $9.4 million in fiscal 2005 (33 stores), $8.9 million in fiscal 2006 (27 stores), $8.7 million in fiscal 2007 (25 stores), $8.3 million in fiscal 2008 (24 stores), and $56.7 million in aggregate during all remaining years thereafter.

Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 21 years. Management expects that such leases will be renewed by exercising options or replaced by leases of other properties. The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in aggregate by year: $44.6 million for the remainder of fiscal 2004, $61.3 million in fiscal 2005, $59.2 million in fiscal 2006, $55.9 million in fiscal 2007, $53.9 million in fiscal 2008, and $496.8 million in aggregate during all remaining years thereafter. Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance. The total contingent liability under those instruments was approximately $20.7 million as of December 28, 2003.

New Accounting Standards
In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities ("VIE's") by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interest in VIE's created or obtained after January 31, 2003. For variable interest in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE's no later than the end of the first reporting period ending after March 15, 2004. Based on management's review of the Company's various investments, management has concluded that the Company does not have any VIE's that require consolidation.

In November 2003 the Emerging Issues Task Force ("EITF") confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The Company's accounting policies related to vendor coupons and reimbursements are in accordance with the requirements of EITF 03-10. The adoption of this pronouncement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In December 2003 the FASB issued SFAS No. 132, (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures regarding employers' pension plans and other postretirement benefit plans in annual and interim reports. Additional disclosures are required for assets, obligations, cash flows, and net periodic benefit costs. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003; however, the Company has elected to early adopt these disclosures for the quarter ended December 28, 2003 (refer to Note captioned "Employee Benefit Plans" herein). The adoption of this Statement requires disclosures only and does not impact the Company's results of operations, financial position or cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) - Harris Teeter, and industrial thread (textile primarily) - American & Efird. Harris Teeter operates a regional chain of supermarkets. American & Efird primarily manufactures sewing thread for the apparel and other markets. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Consolidated Overview

The following table sets forth the operating profit components by each of the Company's business segments, and for the holding company ("Corporate") for the 13 weeks ended December 28, 2003 and December 29, 2002. The table also sets forth the segment's sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	December 28, 2003		December 29, 2002
		% to Total		% to Total	% Inc. (Dec.)
Net Sales
Harris Teeter	$ 624,652	90.2	$ 607,750	89.6	2.8
American & Efird	67,713	9.8	70,626	10.4	(4.1)
Total	$ 692,365	100.0	$ 678,376	100.0	2.1

		% to Sales		% to Sales
Gross Profit
Harris Teeter	$ 179,339	25.90	$ 175,028	25.80	2.5
American & Efird	16,693	2.41	16,811	2.48	(0.7)
Total	196,032	28.31	191,839	28.28	2.2

Selling, General & Admin. Expenses
Harris Teeter	153,548	22.17	152,620	22.50	0.6
American & Efird	15,355	2.22	14,673	2.16	4.6
Corporate	1,656	0.24	1,198	0.18	38.2
Total	170,559	24.63	168,491	24.84	1.2

Exit & Impairment Charges
American & Efird	369	0.05	-	-	n.a.

Operating Profit (Loss)
Harris Teeter	25,791	3.73	22,408	3.30	15.1
American & Efird	969	0.14	2,138	0.32	(54.7)
Corporate	(1,656)	(0.24)	(1,198)	(0.18)	38.2
Total	25,104	3.63	23,348	3.44	7.5

Other Expense (Income), net	2,998	0.44	2,966	0.44	1.1
Income Tax Expense	8,324	1.20	7,403	1.09	12.4
Net Income	$ 13,782	1.99	$ 12,979	1.91	6.2

As depicted in the table above, the increase in consolidated sales was attributable to sales increases in the Harris Teeter subsidiary that resulted from the addition of new stores and comparable store sales increases. The total sales increase was offset by sales declines at the Company's American & Efird ("A&E") subsidiary as weak business conditions continued into the first quarter of fiscal 2004. Foreign sales have become an increasing proportion of total net sales of A&E as a result of the subsidiary's strategy of pursuing global expansion over the past several years. Foreign sales for the first quarter of fiscal 2004 represented 5.1% of the consolidated sales of the Company compared to 5.3% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated gross profit as a percent to sales increased slightly during the first quarter of fiscal 2004 over the prior year period primarily as a result of the relative mix of sales between Harris Teeter and A&E. During the first quarter of fiscal 2004 a higher proportion of consolidated sales was generated from Harris Teeter and during the comparative periods, Harris Teeter has realized higher gross margins than A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated selling, general & administrative ("SG&A") expenses as a percent to sales improved over the prior year as a result of fixed costs leverage created by sales increases and cost reductions at Harris Teeter. The improvement was offset, in part, by expense margin increases at A&E and cost increases at Corporate. Cost increases at Corporate resulted primarily from increased compensation and benefit costs of holding company employees. Refer to the discussion of segment operations under the caption "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements described above and was offset by $369,000 of exit and impairment charges related to severance costs paid in connection with the closing of A&E's spinning plant in Maiden, NC.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and minority interest which were unchanged in all material respects between the comparable periods in fiscal 2004 and 2003.

The effective income tax rate was 37.7% in the fiscal 2004 quarter as compared to 36.3% in the prior year period. The higher rate resulted primarily from the inability to benefit from operating losses of certain operations of the A&E subsidiary.

Consolidated net income for the first quarter of fiscal 2004 increased by 6.2% over the prior year period primarily as a result of the increased operating profit realized by the Harris Teeter subsidiary.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter subsidiary for the 13 weeks ended December 28, 2003 and December 29, 2002. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	December 28, 2003		December 29, 2002		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 624,652	100.00	$ 607,750	100.00	2.8
Cost of Sales	445,313	71.29	432,722	71.20	2.9
Gross Profit	179,339	28.71	175,028	28.80	2.5
Selling, General & Admin. Expenses	153,548	24.58	152,620	25.11	0.6
Operating Profit	$ 25,791	4.13	$ 22,408	3.69	15.1

Sales increased by 2.8% in the first quarter of fiscal 2004 as compared to the prior year period as a result of the addition of new stores and comparable store sales increases. Since the first quarter of fiscal 2003, the company has opened 5 new stores (1 of which was a replacement), closed 6 stores and remodeled 14 stores (4 of which were expanded in size). Comparable store sales (see definition below) increased 1.40% ($8.3 million) in the first quarter of fiscal 2004 as compared to a comparable store sales decrease of 0.48% ($2.7 million) in the prior year period. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter. Additionally, the comparable store sales measurement continues to be negatively impacted by the company's strategy of opening additional stores in its existing markets that have proximity to several existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program and expand its private label brands to help develop customized merchandising and promotional programs to drive customer traffic in its markets.

The Company considers its reporting of comparable store sales growth to be effective in determining core sales growth in times of changes in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," Harris Teeter has been consistently applying the following definition. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store with the intention of closing the existing store is included as a replacement store in the comparable store sales measure as if it were the same store, but only if, in fact, the existing store is concurrently closed. Sales increases from remodeled and expanded existing comparable stores are included in the calculations of comparable store sales.

Gross profit as a percent to sales declined slightly in the first quarter of fiscal 2004 from the prior year period as a result of the company's increased promotional spending and aggressive pricing designed to drive sales. The decline in retail gross profit realization was offset, in part, by lower distribution costs resulting from increased transportation efficiencies.

Selling, general & administrative (SG&A) expense declined as a percent to sales as a result of improved operating efficiencies from increases in comparable store sales and lower expenses associated with previously closed stores. Sales increases provided the leverage to offset increased fringe benefit costs (primarily pension and workers compensation expense).

The increase in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its existing markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 140 stores in operation at December 28, 2003, compared to 141 stores at December 29, 2002. The company currently plans to open an additional six new stores during the remainder of fiscal 2004. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's American & Efird subsidiary for the 13 weeks ended December 28, 2003 and December 29, 2002. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	December 28, 2003		December 29, 2002		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 67,713	100.00	$ 70,626	100.00	(4.1)
Cost of Sales	51,020	75.35	53,815	76.20	(5.2)
Gross Profit	16,693	24.65	16,811	23.80	(0.7)
Selling, General & Admin. Expenses	15,355	22.68	14,673	20.77	4.6
Exit and Impairment Charges	369	0.54	-	-	n.a.
Operating Profit	$ 969	1.43	$ 2,138	3.03	(54.7)

Sales decreased 4.1% in the first quarter of fiscal 2004 as compared to the prior year period as a result of a 6.3% decline in U.S. sales and a 2.0% decline in foreign sales. Business conditions for A&E continued to be difficult in the U.S. market. The U.S. sales decline represents a continuation of the trend of customers shifting buying and production out of the United States. Business conditions for A&E's customers in the U.S. textile and apparel industry in general remained extremely challenging due to the continued rise in imports that has forced many of A&E's U.S. customers to close their plants or shift their production out of the U.S. The foreign sales decline was driven primarily by sales reductions in A&E's Mexico operations. Additionally, A&E continues to face highly competitive pricing in its global markets. A&E management expects business conditions to remain challenging during the remainder of the fiscal year. The company continues to proactively address these challenges by managing production schedules, optimizing costs, growing its non-apparel thread business and expanding the company's presence in foreign markets.

In the first quarter of fiscal 2004, foreign sales accounted for approximately 52% of total A&E sales compared to 51% in the prior year period. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales increased in the first quarter of fiscal 2004 from the prior year period reflecting the cost containment efforts enacted by the company.

The increase in selling, general and administrative costs reflect higher health care costs and the costs of moving the A&E Mexico corporate office from Mexico City to Merida.

A&E's operating profit for its U.S. and foreign operations declined in the first quarter of fiscal 2004 as compared to the prior year period as a result of the sales declines and challenging economic conditions discussed above. Foreign operations contributed approximately 61% of A&E's operating profit in the first quarter of fiscal 2004 as compared to approximately 64% in the prior year period. Given the current economic climate in the U.S. textile and apparel industry and the competitive global environment, A&E's management expects business conditions for the foreseeable future to remain challenging.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E's industry have remained very difficult. At Harris Teeter the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste and costs including the ability to offset rising costs such as health care, pension and credit card fees, and effective merchandising strategies will dictate the pace at which its margins could improve. Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future. The depth and duration of softness in certain markets in which A&E participates will obviously have an impact on A&E's profitability. Given the weak domestic market outlook, there is currently no sign of recovery from the deterioration of domestic production schedules that has occurred. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales and profit growth in global markets and on managing costs and manufacturing capacities. Given the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook for the remainder of fiscal 2004. Further operating improvement will be dependent on the Company's ability to offset rising health care and benefit costs, including pension costs, with additional operating efficiencies.

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

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of December 28, 2003, this percentage was 27.2%, as compared to 27.3% as of September 28, 2003 and 28.1% as of December 29, 2002. Long-term debt less cash and temporary investments amounted to $85.8 million as of December 28, 2003 as compared to $67.5 million as of September 28, 2003 and $105.1 million as of December 29, 2002.

The Company's principal source of liquidity has been cash generated from operating activities. As of December 28, 2003, the Company had current liquidity (cash, cash equivalents and temporary investments) of $106.6 million compared to $121.6 million as of September 28, 2003 and $80.7 million as of December 29, 2002. During the 13 weeks ended December 28, 2003, net cash provided by operating activities amounted to $14.1 million, or $9.2 million higher than the comparable period last year. Cash flow from income (net income adjusted for non-cash items included in net income) was $37.5 million compared to $39.1 million for the 13 weeks ended December 29, 2002. During the 13 weeks ended December 28, 2003, changes in working capital components required $10.8 million less cash than the comparable prior year period as a result of improved accounts payable leverage between the comparative periods. Investing activities required net cash of $23.9 million during the 13 weeks ended December 28, 2003, up $11.9 million from the comparable prior year period. The increase in investing activities was driven by Harris Teeter's investments in the development of certain of its new stores. Financing activities during the 13 weeks ended December 28, 2003 required net cash of $4.3 million reflecting primarily the payment of regular quarterly cash dividends of $4.6 million on the Company's common stock. Collectively, these activities generated a $14.1 million decrease in the balances of cash and cash equivalents during the first quarter of fiscal 2004.

During the first quarter of fiscal 2004, capital expenditures totaled $12.9 million. Harris Teeter capital expenditures were $11.5 million and A&E capital expenditures were $1.4 million during this period. Harris Teeter estimates total capital expenditures for fiscal 2004 of approximately $81 million, a 25.5% increase from spending of $64.4 million in fiscal 2003. The anticipated capital expenditure total reflects Harris Teeter's plan to open 7 new stores and remodel 16 stores during fiscal 2004. In addition to the capital expenditures, during the first quarter of fiscal 2004 Harris Teeter has invested $14.1 million in the development of certain of its new stores. Such development capital spending is not included in Harris Teeter's total anticipated fiscal 2004 capital expenditures of approximately $81 million. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2004 as well as the foreseeable future. A&E estimates total capital expenditures for fiscal 2004 of approximately $10 million. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks. As of December 28, 2003, the three banks granted the first annual extension of the credit facility and thereby established a maturity date of May 14, 2006. This maturity date may be further extended by one year if approved by the banks in 2004 in accordance with the provisions of the credit agreement. Borrowings and prepayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, any borrowings under the facility are classified as long term debt. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of December 28, 2003, the Company was within the various financial covenants. At December 28, 2003, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future. In addition, the Company has the ability to borrow up to an aggregate amount of approximately $38 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

The Company provides non-contributory defined benefit pension plans for substantially all domestic full-time employees. As a result of increased liabilities due to lower discount rates and negative returns on the plans' assets, during fiscal 2000, 2001 and 2002, the funding ratios of the pension plans have eroded and require higher levels of contribution in future years. In fiscal 2003 and 2002, the Company's contributions were $22.0 million and $22.2 million, respectively. For the foreseeable future, the Company expects to contribute annually an amount similar to that contributed in fiscal 2003. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such pension contributions.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of the Company's contractual obligations as of September 28, 2003 was included under the heading "Contractual Obligations and Commercial Commitments" on page 14 of the Company's 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003. The only significant change from the table referenced above was the increase of fixed asset purchase obligations by the Harris Teeter subsidiary of approximately $11 million incurred in the normal course of business.

Refer to the Note entitled "Guarantor Obligations" of Item 1 herein for a discussion of other contractual obligations and commitments.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: closed store obligations; vendor rebates, credits and promotional allowances; inventory valuation methods and reserves; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's fiscal 2003 Annual Report on Form 10-K. There have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Standards

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities ("VIE's") by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interest in VIE's created or obtained after January 31, 2003. For variable interest in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE's no later than the end of the first reporting period ending after March 15, 2004. Based on management's review of the Company's various investments, management has concluded that the Company does not have any VIE's that require consolidation.

In November 2003 the Emerging Issues Task Force ("EITF") confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The Company's accounting policies related to vendor coupons and reimbursements are in accordance with the requirements of EITF 03-10. The adoption of this pronouncement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

In December 2003 the FASB issued SFAS No. 132, (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures regarding employers' pension plans and other postretirement benefit plans in annual and interim reports. Additional disclosures are required for assets, obligations, cash flows, and net periodic benefit costs. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003; however, the Company has elected to early adopt these disclosures for the quarter ended December 28, 2003 (refer to Note captioned "Employee Benefit Plans" of Item 1 herein). The adoption of this Statement requires disclosures only and does not impact the Company's results of operations, financial position or cash flows.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company's market risk position from the information provided under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003.

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

    (B)  Reports on Form 8-K

         The following report on Form 8-K was filed by the Company during the quarter ended December 28, 2003.

  Current Report on Form 8-K dated and filed October 1, 2003 including, under Items 5 and 7, the Company's news release which discussed the Company's subsidiary American & Efird announcement to close its thread yarn spinning plant in Maiden, NC.
                                                                                             17

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         RUDDICK CORPORATION

DATE: February 6, 2004                                                             /s/ John B. Woodlief
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