Form 10-Q
period 2004-03-28
RUDDICK CORP
filed 2004-05-12
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 28, 2004

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

                                                                                                                                              Outstanding Shares
                                                                     Class                                                                 as of May 5, 2004
                                                               Common Stock                                                       46,586,962 shares

RUDDICK CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

ASSETS	March 28, 2004	September 28, 2003
	(unaudited)	_________________
CURRENT ASSETS:
Cash and Cash Equivalents	$ 80,028	$ 63,222
Temporary Investments	60,460	58,343
Accounts Receivable, Net	72,370	65,811
Inventories	217,709	214,122
Net Current Deferred Income Tax Benefits	13,247	12,251
Prepaid and Other Current Assets	21,772	24,813
Total Current Assets	465,586	438,562

PROPERTY, NET	515,686	523,397
INVESTMENTS	48,499	33,706
GOODWILL	8,169	8,169
INTANGIBLE ASSETS	4,515	4,515
OTHER LONG-TERM ASSETS	57,390	56,547

Total Assets	$ 1,099,845	$ 1,064,896

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 2,750	$ 2,667
Current Portion of Long-Term Debt	1,297	31,596
Dividends Payable	4,643	3,408
Accounts Payable	144,585	144,027
Federal and State Income Taxes	24,263	147
Accrued Compensation	38,526	37,994
Other Current Liabilities	52,847	53,531
Total Current Liabilities	268,911	273,370

LONG-TERM DEBT	160,393	157,499
NET LONG-TERM DEFERRED INCOME TAX LIABILITIES	21,333	29,282
PENSION LIABILITIES	69,461	60,808
OTHER LONG-TERM LIABILITIES	51,506	39,914
MINORITY INTEREST	8,252	8,758

SHAREHOLDERS' EQUITY:
Common Stock - shares outstanding: 46,440 at March 28, 2004 and 46,223 at September 28, 2003	51,039	47,749
Retained Earnings	509,577	489,135
Accumulated Non-Owner Changes in Equity	(40,627)	(41,619)
Shareholders' Equity	519,989	495,265

Total Liabilities and Shareholders' Equity	$ 1,099,845	$ 1,064,896

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	13 WEEKS ENDED		26 WEEKS ENDED
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
NET SALES
Harris Teeter	$ 632,493	$ 610,585	$ 1,257,145	$ 1,218,335
American & Efird	68,301	74,619	136,014	145,245
Total	700,794	685,204	1,393,159	1,363,580

COST OF SALES
Harris Teeter	443,002	433,848	888,315	866,570
American & Efird	50,542	55,310	101,562	109,125
Total	493,544	489,158	989,877	975,695

GROSS PROFIT
Harris Teeter	189,491	176,737	368,830	351,765
American & Efird	17,759	19,309	34,452	36,120
Total	207,250	196,046	403,282	387,885

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Harris Teeter	163,183	153,034	316,731	305,654
American & Efird	15,547	15,468	30,902	30,141
Corporate	939	1,462	2,595	2,660
Total	179,669	169,964	350,228	338,455

EXIT AND IMPAIRMENT CHARGES

American & Efird	15	-	384	-

OPERATING PROFIT (LOSS)
Harris Teeter	26,308	23,703	52,099	46,111
American & Efird	2,197	3,841	3,166	5,979
Corporate	(939)	(1,462)	(2,595)	(2,660)
Total	27,566	26,082	52,670	49,430

OTHER EXPENSE (INCOME)
Interest expense	3,189	3,071	6,368	6,158
Interest income	(654)	(223)	(927)	(477)
Investment losses (gains)	(183)	(30)	(432)	(177)
Minority interest	322	330	663	610
Total	2,674	3,148	5,672	6,114

INCOME BEFORE TAXES	24,892	22,934	46,998	43,316
INCOME TAXES	8,961	8,519	17,285	15,922
NET INCOME	$ 15,931	$ 14,415	$ 29,713	$ 27,394

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUSTANDING:

Basic	46,381	46,516	46,322	46,514
Diluted	46,761	46,547	46,591	46,572

NET INCOME PER SHARE:
Basic	$ 0.34	$ 0.31	$ 0.64	$ 0.59
Diluted	$ 0.34	$ 0.31	$ 0.64	$ 0.59

DIVIDENDS DECLARED PER SHARE - Common	$ 0.10	$ 0.09	$ 0.20	$ 0.18

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY
(in thousands)
(Unaudited)

	13 WEEKS ENDED		26 WEEKS ENDED
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003

Net Income	$ 15,931	$ 14,415	$ 29,713	$ 27,394

Other Non-Owner Changes in Equity
Foreign currency translation adjustment	(49)	309	992	683
Related income tax expense (benefit)	-	-	-	-
Other Non-Owner Changes in Equity, Net of Tax	(49)	309	992	683

Total Non-Owner Changes in Equity	$ 15,882	$ 14,724	$ 30,705	$ 28,077

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)	26 WEEKS ENDED
	March 28, 2004	March 30, 2003
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$ 29,713	$ 27,394
Non-Cash Items Included in Net Income
Depreciation and Amortization	37,761	39,067
Deferred Taxes	(8,945)	(5,424)
(Gain) Loss on Sale of Property	(930)	5,163
Other, Net	2,465	3,455
Increase in Current Assets	(5,126)	(1,609)
Increase in Current Liabilities	25,386	4,487
Increase in Certain Long-Term Liabilities	14,725	9,130
NET CASH PROVIDED BY OPERATING ACTIVITIES	95,049	81,663

INVESTING ACTIVITIES
Capital Expenditures	(31,389)	(26,704)
Purchase of Other Investments	(18,358)	(10,851)
Net Increase in Temporary Investments	(2,117)	(20,533)
Cash Proceeds from Sale of Property	11,798	1,143
Company Owned Life Insurance, Net	(1,039)	(1,829)
Other, Net	(20)	398
NET CASH USED IN INVESTING ACTIVITIES	(41,125)	(58,376)

FINANCING ACTIVITIES
Net Proceeds from Short-Term Borrowings	83	1,498
Payments on Long-Term Debt	(30,859)	(204)
Dividends Paid	(9,271)	(8,370)
Purchase and Retirement of Common Stock	-	(1,360)
Proceeds from Stock Issued and Other	2,929	1,070
NET CASH USED IN FINANCING ACTIVITIES	(37,118)	(7,366)

INCREASE IN CASH AND CASH EQUIVALENTS	16,806	15,921
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,222	80,422

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 80,028	$ 96,343

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$ 6,258	$ 6,076
Income Taxes	$ 2,117	$ 1,499
Non-Cash Transactions During the Period for:
Capital Leases Incurred	$ 3,574	$ 2,689

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

The Company's Consolidated Condensed Balance Sheet as of September 28, 2003 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended March 28, 2004 are not necessarily indicative of results for a full year.

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

The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded supplemental plan) for the 13 and 26 weeks of fiscal 2004 and 2003 (in thousands):

PENSION PLAN	13 WEEKS ENDED		26 WEEKS ENDED
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Service cost	$ 2,330	$ 2,183	$ 5,166	$ 4,452
Interest cost	2,868	2,962	6,356	6,041
Expected return on plan assets	(2,920)	(2,911)	(6,472)	(5,936)
Amortization of prior service cost	37	41	82	83
Recognized net actuarial loss	1,360	1,021	3,014	2,083
Net periodic benefit cost	$ 3,675	$ 3,296	$ 8,146	$ 6,723

SUPPLEMENTAL PLAN	13 WEEKS ENDED		26 WEEKS ENDED
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Service cost	$ 121	$ 124	$ 241	$ 245
Interest cost	332	300	664	590
Amortization of prior service cost	33	30	66	58
Recognized net actuarial loss	84	46	169	90
Net periodic benefit cost	$ 570	$ 500	$ 1,140	$ 983

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003, the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over a period of approximately five years to a level determined by its actuaries to be effective in reducing the volatility of contributions. The Company presently anticipates contributing approximately $22 million to its pension plan in the third quarter of fiscal 2004. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Since the Company's supplemental plan is unfunded, the contributions to this plan is equal to the benefit payments made during the year. The Company has contributed $633,000 in the first 26 weeks of fiscal 2004, and anticipates contributing approximately $639,000 more for expected future benefit payments during the remainder of fiscal 2004.

Earnings Per Share ("EPS")
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options. There are no other dilutive securities or potential common share equivalents.

The following table details the computation of EPS (in thousands except per share data):

	13 WEEKS ENDED		26 WEEKS ENDED
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Basic EPS:
Net income	$ 15,931	$ 14,415	$ 29,713	$ 27,394
Weighted average common shares outstanding	46,381	46,516	46,322	46,514
Basic EPS	$ 0.34	$ 0.31	$ 0.64	$ 0.59

Diluted EPS:
Net income	$ 15,931	$ 14,415	$ 29,713	$ 27,394
Weighted average common shares outstanding	46,381	46,516	46,322	46,514
Potential common share equivalents	380	31	269	58
Weighted average common shares outstanding	46,761	46,547	46,591	46,572
Diluted EPS	$ 0.34	$ 0.31	$ 0.64	$ 0.59

Calculation of potential common share equivalents:

Options to purchase potential common shares	2,134	345	2,005	431
Potential common shares assumed purchased	(1,754)	(314)	(1,736)	(373)
Potential common share equivalents	380	31	269	58

Calculation of potential common shares assumed purchased with potential proceeds:

Potential proceeds from exercise of options to purchase common shares	$ 33,578	$ 4,005	$ 31,040	$ 5,138
Common stock price used under the treasury stock method	$ 19.15	$ 12.75	$ 17.89	$ 13.77
Potential common shares assumed purchased	1,754	314	1,736	373

Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 576,000 and 2,029,000 shares for the 13 weeks and 600,000 and 1,861,000 shares for the 26 weeks ended March 28, 2004 and March 30, 2003, respectively.

Exit and Impairment Costs
During the fourth quarter of fiscal 2003, the Company announced the closing of one of A&E's thread yarn spinning plants in Maiden, NC, and recorded a pre-tax charge of $580,000 ($360,000 after tax benefits) for the asset impairment of the manufacturing plant. For the 13 weeks and 26 weeks ended March 28, 2004, the Company recorded pre-tax exit charges of $15,000 ($9,000 after tax benefits) and $384,000 ($238,000 after tax benefits), respectively, related to severance costs paid in connection with the closing of this plant.

During fiscal 2001 the Company recorded charges for exit and impairment costs related to the sale of 26 Harris Teeter stores in certain of its non-core markets. As of March 28, 2004, the remaining balance of all exit cost reserves, primarily related to lease liabilities, was $228,000 ($368,000 at September 28, 2003).

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

Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value method, the Company's net income and net income per share would have been as follows (in thousands, except for per share data):

	13 WEEKS ENDED		26 WEEKS ENDED
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003

Net income, as reported	$ 15,931	$ 14,415	$ 29,713	$ 27,394
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(282)	(231)	(561)	(509)
Pro forma net income	$ 15,649	$ 14,184	$ 29,152	$ 26,885

Earnings per share:
Basic - as reported	$ 0.34	$ 0.31	$ 0.64	$ 0.59
Basic - pro forma	$ 0.34	$ 0.30	$ 0.63	$ 0.58
Diluted - as reported	$ 0.34	$ 0.31	$ 0.64	$ 0.59
Diluted - pro forma	$ 0.33	$ 0.30	$ 0.63	$ 0.58

There were no grants issued in the 13 weeks ended March 28, 2004 or March 30, 2003. The weighted average fair value of options granted during the 26 weeks ended March 28, 2004 and March 30, 2003 were $4.00 and $3.54, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants during the respective periods:

	13 WEEKS ENDED (1)		26 WEEKS ENDED
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Expected life (years)	n/a	n/a	5.4	5.1
Risk-free interest rate	n/a	n/a	3.25%	3.17%
Volatility	n/a	n/a	27.63%	29.64%
Dividend Yield	n/a	n/a	2.33%	2.30%

(1)  Not applicable since no grants were issued in the second quarters of 2004 or 2003.

The pro forma effect on net income for the above periods in fiscal 2004 and 2003 is not necessarily representative of the pro forma effect on net income in future periods.

Long-Term Debt
In March, 2004, the Company exercised its purchase option on properties operated under a lease arrangement with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covered the real property of primarily three Harris Teeter stores and was scheduled to expire on September 13, 2004. The properties and related debt obligation had previously been consolidated in the Company's balance sheet. Accordingly, the purchase resulted in the early payment of $30.3 million of debt.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of $96.9 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $4.9 million for the remainder of fiscal 2004 (38 stores), $9.4 million in fiscal 2005 (33 stores), $8.9 million in fiscal 2006 (27 stores), $8.7 million in fiscal 2007 (25 stores), $8.3 million in fiscal 2008 (24 stores), and $56.7 million in aggregate during all remaining years thereafter.

Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 21 years. Management expects that such leases will be renewed by exercising options or replaced by leases of other properties. The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in aggregate by year: $29.9 million for the remainder of fiscal 2004, $61.5 million in fiscal 2005, $59.5 million in fiscal 2006, $56.2 million in fiscal 2007, $54.2 million in fiscal 2008, and $494.9 million in aggregate during all remaining years thereafter. Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

American and Efird holds operating leases for various equipment which expire over the next six years. The future minimum lease obligations under those leases are as follows by year: $1.7 million for the remainder of fiscal 2004, $2.5 million in fiscal 2005, $1.7 million in fiscal 2006, $0.6 million in fiscal 2007, $0.3 million in fiscal 2008, and $0.1 million in aggregate during all remaining years thereafter.

The Company had outstanding Letters of Credit of $17.1 million as of March 28, 2004. These agreements are required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance.

New Accounting Standards
In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities ("VIE's") by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interest in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE's no later than the end of the first reporting period ending after March 15, 2004. Based on management's review of the Company's various investments, management has concluded that the Company does not have any VIE's that require consolidation.

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

In December 2003 the FASB issued SFAS No. 132, (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures regarding employers' pension plans and other postretirement benefit plans in annual and interim reports. Additional disclosures are required for assets, obligations, cash flows, and net periodic benefit costs. The Company has adopted the interim disclosure requirements (refer to Note captioned "Employee Benefit Plans" herein). The adoption of this Statement requires disclosures only and does not impact the Company's results of operations, financial position or cash flows.

Subsequent Event
On April 30, 2004, an arbitration decision against the Company was rendered in connection with a Harris Teeter property under lease. The arbitrator determined that the landlord was authorized to terminate the lease prior to its scheduled termination date. The Company is currently assessing its options and intends to pursue any available legal remedies, and is negotiating with the landlord. As a result of the arbitrator's decision, there exists a potential pre-tax impairment charge of $1.7 million related to leasehold improvements, which would be recorded in the Company's third quarter, and other potential costs of negotiating the lease that are not yet determinable. There can be no assurance that an agreement can be reached with the landlord on terms acceptable to Harris Teeter.

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

For the 13 Weeks Ended March 28, 2004 and March 30, 2003

Consolidated Overview
The following table sets forth the operating profit components by each of the Company's business segments, and for the holding company ("Corporate") for the 13 weeks ended March 28, 2004 and March 30, 2003. The table also sets forth the segment's sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	March 28, 2004		March 30, 2003
		% to Total		% to Total	% Inc. (Dec.)
Net Sales
Harris Teeter	$ 632,493	90.3	$ 610,585	89.1	3.6
American & Efird	68,301	9.7	74,619	10.9	(8.5)
Total	$ 700,794	100.0	$ 685,204	100.0	2.3

		% to Sales		% to Sales
Gross Profit
Harris Teeter	$ 189,491	27.04	$ 176,737	25.79	7.2
American & Efird	17,759	2.53	19,309	2.82	(8.0)
Total	207,250	29.57	196,046	28.61	5.7

Selling, General & Admin. Expenses
Harris Teeter	163,183	23.29	153,034	22.33	6.6
American & Efird	15,547	2.22	15,468	2.26	0.5
Corporate	939	0.13	1,462	0.21	(35.7)
Total	179,669	25.64	169,964	24.80	5.7

Exit & Impairment Charges
American & Efird	15	-	-	-	n.a.

Operating Profit (Loss)
Harris Teeter	26,308	3.75	23,703	3.46	11.0
American & Efird	2,197	0.31	3,841	0.56	(42.8)
Corporate	(939)	(0.13)	(1,462)	(0.21)	35.7
Total	27,566	3.93	26,082	3.81	5.7

Other Expense (Income), net	2,674	0.38	3,148	0.46	(15.1)
Income Tax Expense	8,961	1.28	8,519	1.25	5.2
Net Income	$ 15,931	2.27	$ 14,415	2.10	10.5

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at the Harris Teeter subsidiary that resulted from the addition of new stores and comparable store sales increases. The total sales increase was offset by sales declines at the Company's American & Efird ("A&E") subsidiary as weak business conditions continued during most of the second quarter of fiscal 2004. Foreign sales have become an increasing proportion of total net sales of A&E as a result of the subsidiary's strategy of pursuing global expansion over the past several years. Foreign sales for the second quarter of fiscal 2004 represented 5.1% of the Company's consolidated sales compared to 5.5% in the same period last year. The decrease resulted from the decline of foreign sales as compared to the prior year quarter and the reduced proportion of A&E's sales as a percent of the Company's consolidated sales. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated gross profit as a percent to sales increased during the second quarter of fiscal 2004 over the second quarter of the prior year as a result of the strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated selling, general & administrative ("SG&A") expenses as a percent to sales increased over the prior year primarily as a result of certain cost increases at Harris Teeter. The increase was offset, in part, by cost decreases at Corporate primarily associated with insurance proceeds received during the quarter. Refer to the discussion of segment operations under the caption "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements describe above.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and minority interest which were unchanged in all material respects between the comparable periods in fiscal 2004 and 2003.

The effective income tax rate was 36.0% in the fiscal 2004 quarter as compared to 37.1% in the prior year quarter. The lower rate resulted primarily from the impact of tax savings associated with non-taxable life insurance proceeds received in the second quarter of fiscal 2004.

Consolidated net income for the second quarter of fiscal 2004 increased by 10.5% over the prior year quarter primarily as a result of the increased operating profit realized by the Harris Teeter subsidiary.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter subsidiary for the 13 weeks ended March 28, 2004 and March 30, 2003. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	March 28, 2004		March 30, 2003		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 632,493	100.00	$ 610,585	100.00	3.6
Cost of Sales	443,002	70.04	433,848	71.05	2.1
Gross Profit	189,491	29.96	176,737	28.95	7.2
Selling, General & Admin. Expenses	163,183	25.80	153,034	25.07	6.6
Operating Profit	$ 26,308	4.16	$ 23,703	3.88	11.0

Sales increased by 3.6% in the second quarter of fiscal 2004 as compared to the prior year quarter as a result of the addition of new stores and comparable store sales increases. Since the second quarter of fiscal 2003, the company has opened 4 new stores (1 of which was a replacement), remodeled 14 stores (4 of which were expanded in size) and closed 9 stores. Comparable store sales (see definition below) increased 2.41% ($14.3 million) in the second quarter of fiscal 2004 as compared to a comparable store sales increase of 1.09% ($6.2 million) in the prior year quarter. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter. The company has continued its strategy of opening additional stores in its existing markets that have proximity to several existing stores, which can have a negative impact on comparable store sales. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program and expand its private label brands to help develop customized merchandising and promotional programs to drive customer traffic in its markets. The company has experienced positive results from its private label programs such as the Harris Teeter Rancher"R" beef, the Harris Teeter Farmers Market"TM" produce and success with the recent launch of its Harris Teeter Fishermans Market"TM" for seafood.

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

Gross profit as a percent to sales increased in the second quarter of fiscal 2004 from the prior year period as a result of the company's effective promotional strategies and overall product mix.

SG&A expense increased as a percent to sales as a result of higher bankcard fees, employee incentive benefits and other employee related benefit costs. The increase was offset, in part, by the effective management of other operational costs such as labor.

The increase in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its existing markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 137 stores in operation at March 28, 2004, compared to 142 stores at March 30, 2003. The company currently plans to open an additional six new stores, which includes one replacement store, during the remainder of fiscal 2004. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird subsidiary for the 13 weeks ended March 28, 2004 and March 30, 2003. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	March 28, 2004		March 30, 2003		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 68,301	100.00	$ 74,619	100.00	(8.5)
Cost of Sales	50,542	74.00	55,310	74.12	(8.6)
Gross Profit	17,759	26.00	19,309	25.88	(8.0)
Selling, General & Admin. Expenses	15,547	22.76	15,468	20.73	0.5
Exit and Impairment Charges	15	0.02	-	-	n.a.
Operating Profit	$ 2,197	3.22	$ 3,841	5.15	(42.8)

Sales decreased 8.5% in the second quarter of fiscal 2004 as compared to the prior year quarter as a result of an 11.8% decline in U.S. sales and a 5.2% decline in foreign sales. Business conditions for A&E continued to be difficult in the U.S. market. The U.S. sales decline represents a continuation of the trend of customers shifting buying and production out of the United States. Business conditions for A&E's customers in the U.S. textile and apparel industry in general remained extremely challenging due to the continued rise in imports that has forced many of A&E's U.S. customers to close their plants or shift their production out of the U.S. The foreign sales decline was driven primarily by weak business conditions. Additionally, A&E continues to face highly competitive pricing in its global markets. A&E management expects business conditions to remain challenging during the remainder of the fiscal year. The company continues to proactively address these challenges by managing production schedules, growing its non-apparel thread business and expanding the company's presence in foreign markets.

In the second quarter of fiscal 2004, foreign sales accounted for approximately 52% of total A&E sales compared to approximately 50% in the prior year quarter. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales increased slightly in the second quarter of fiscal 2004 from the prior year quarter reflecting the cost containment efforts enacted by the company.

The increase in SG&A expense as a percent to sales is a result of the sales declines that limit the company's ability to leverage its fixed costs.

A&E's operating profit for its U.S. and foreign operations declined in the second quarter of fiscal 2004 as compared to the prior year period as a result of the sales declines and challenging economic conditions discussed above. Foreign operations contributed approximately 16% of A&E's operating profit in the second quarter of fiscal 2004 as compared to approximately 43% in the prior year period. Although business conditions improved toward the end of the second quarter of fiscal 2004, A&E's management expects business conditions for the foreseeable future to remain challenging given the competitive global environment.

For the 26 Weeks Ended March 28, 2004 and March 30, 2003

Consolidated Overview
The following table sets forth the operating profit components by each of the Company's business segments, and for the holding company ("Corporate") for the 26 weeks ended March 28, 2004 and March 30, 2003. The table also sets forth the segment's sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	March 28, 2004		March 30, 2003
		% to Total		% to Total	% Inc. (Dec.)
Net Sales
Harris Teeter	$ 1,257,145	90.2	$ 1,218,335	89.3	3.2
American & Efird	136,014	9.8	145,245	10.7	(6.4)
Total	$ 1,393,159	100.0	$ 1,363,580	100.0	2.2

		% to Sales		% to Sales
Gross Profit
Harris Teeter	$ 368,830	26.48	$ 351,765	25.80	4.9
American & Efird	34,452	2.47	36,120	2.65	(4.6)
Total	403,282	28.95	387,885	28.45	4.0

Selling, General & Admin. Expenses
Harris Teeter	316,731	22.73	305,654	22.42	3.6
American & Efird	30,902	2.22	30,141	2.21	2.5
Corporate	2,595	0.19	2,660	0.19	(2.4)
Total	350,228	25.14	338,455	24.82	3.5

Exit & Impairment Charges
American & Efird	384	0.03	-	-	n.a.

Operating Profit (Loss)
Harris Teeter	52,099	3.74	46,111	3.38	13.0
American & Efird	3,166	0.23	5,979	0.44	(47.1)
Corporate	(2,595)	(0.19)	(2,660)	(0.19)	2.4
Total	52,670	3.78	49,430	3.63	6.6

Other Expense (Income), net	5,672	0.41	6,114	0.45	(7.2)
Income Tax Expense	17,285	1.24	15,922	1.17	8.6
Net Income	$ 29,713	2.13	$ 27,394	2.01	8.5

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at the Harris Teeter subsidiary that resulted from the addition of new stores and comparable store sales increases. The total sales increase was offset by sales declines at the Company's American & Efird ("A&E") subsidiary as weak business conditions continued during the first 26 weeks of fiscal 2004. Foreign sales have become an increasing proportion of total net sales of A&E as a result of the subsidiary's strategy of pursuing global expansion over the past several years. Foreign sales for the 26 weeks ended March 28, 2004 represented 5.1% of the consolidated sales of the Company compared to 5.4% in the same period last year. The decrease resulted from the decline of foreign sales as compared to the prior year period and the reduced proportion of A&E's sales as a percent of the Company's consolidated sales. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated gross profit as a percent to sales increased during the first 26 weeks of fiscal 2004 over the prior year period as a result of the strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated SG&A expenses as a percent to sales increased over the prior year primarily as a result of certain cost increases at Harris Teeter and expense margin increases at A&E. Refer to the discussion of segment operations under the caption "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the subsidiaries' operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements described above and was offset by $384,000 of exit and impairment charges related to severance costs paid in connection with the closing of A&E's spinning plant in Maiden, NC.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and minority interest which were unchanged in all material respects between the comparable periods in fiscal 2004 and 2003.

The effective income tax rate for the first 26 weeks of fiscal 2004 and fiscal 2003 was flat at 36.8%.

Consolidated net income for the first 26 weeks of fiscal 2004 increased by 8.5% over the prior year quarter primarily as a result of the increased operating profit realized by the Harris Teeter subsidiary.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter subsidiary for the 26 weeks ended March 28, 2004 and March 30, 2003. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	March 28, 2004		March 30, 2003		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 1,257,145	100.00	$ 1,218,335	100.00	3.2
Cost of Sales	888,315	70.66	866,570	71.13	2.5
Gross Profit	368,830	29.34	351,765	28.87	4.9
Selling, General & Admin. Expenses	316,731	25.19	305,654	25.09	3.6
Operating Profit	$ 52,099	4.14	$ 46,111	3.78	13.0

Sales increased by 3.2% for the first 26 weeks of fiscal 2004 as compared to the prior year period as a result of the addition of new stores and comparable store sales increases. Since the second quarter of fiscal 2003, the company has opened 4 new stores (1 of which was a replacement), remodeled 14 stores (4 of which were expanded in size) and closed 9 stores. Comparable store sales, as previously defined, increased 1.91% ($22.6 million) for the 26 weeks ended March 28, 2004 as compared to a comparable store sales increase of 0.31% ($3.5 million) for the 26 weeks ended March 30, 2003. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter. The company has continued its strategy of opening additional stores in its existing markets that have proximity to several existing stores, which can have a negative impact on comparable store sales. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company plans to continue to utilize customer data obtained from the Very Important Customer ("VIC") loyalty card program and expand its private label brands to help develop customized merchandising and promotional programs to drive customer traffic in its markets. The company has experienced positive results from its private label programs such as the Harris Teeter Rancher"R" beef, the Harris Teeter Farmers Market"TM" produce and success with the recent launch of its Harris

Teeter Fishermans Market"TM" for seafood.

Gross profit as a percent to sales increased during the 26 weeks ended March 28, 2004 from the prior year period as a result of the company's effective promotional strategies and overall product mix.

SG&A expense increased slightly as a percent to sales as a result of higher bankcard fees, employee incentive benefits and other employee related benefit costs. The increase was offset, in part, by the effective management of other operational costs. Sales increases also provided additional leverage to offset fixed expenses.

The increase in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its existing markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 137 stores in operation at March 28, 2004, compared to 142 stores at March 28, 2003. The company currently plans to open an additional six new stores during the remainder of fiscal 2004. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or underperforming stores.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird subsidiary for the 26 weeks ended March 28, 2004 and March 30, 2003. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	March 28, 2004		March 30, 2003		% Inc.
	% to Sales		% to Sales		(Dec.)
Net Sales	$ 136,014	100.00	$ 145,245	100.00	(6.4)
Cost of Sales	101,562	74.67	109,125	75.13	(6.9)
Gross Profit	34,452	25.33	36,120	24.87	(4.6)
Selling, General & Admin. Expenses	30,902	22.72	30,141	20.75	2.5
Exit and Impairment Charges	384	0.28	-	-	n.a.
Operating Profit	$ 3,166	2.33	$ 5,979	4.12	(47.1)

Sales decreased 6.4% for the first 26 weeks of fiscal 2004 as compared to the prior year period as a result of a 9.1% decline in U.S. sales and a 3.6% decline in foreign sales. Business conditions for A&E continued to be difficult in the U.S. market. The U.S. sales decline represents a continuation of the trend of customers shifting buying and production out of the United States. Business conditions for A&E's customers in the U.S. textile and apparel industry in general remained extremely challenging due to the continued rise in imports that has forced many of A&E's U.S. customers to close their plants or shift their production out of the U.S. The foreign sales decline was driven primarily by weak business conditions. Additionally, A&E continues to face highly competitive pricing in its global markets. A&E management expects business conditions to remain challenging during the remainder of the fiscal year. The company continues to proactively address these challenges by managing production schedules, growing its non-apparel thread business and expanding the company's presence in foreign markets.

For the 26 weeks ended March 28, 2004, foreign sales accounted for approximately 52% of total A&E sales compared to approximately 50% in the prior year period. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales increased during the first 26 weeks of fiscal 2004 from the prior year period reflecting the cost containment efforts enacted by the company.

The increase in SG&A expense as a percent to sales is a result of the sales declines that limit the company's ability to leverage its fixed costs.

A&E's operating profit for its U.S. and foreign operations declined during the first 26 weeks of fiscal 2004 as compared to the prior year period as a result of the sales declines and challenging economic conditions discussed above. Foreign operations contributed approximately 30% of A&E's operating profit during the first 26 weeks of fiscal 2004 as compared to approximately 50% in the prior year period. Although business conditions improved toward the end of the second quarter of fiscal 2004, A&E's management expects business conditions for the foreseeable future to remain challenging given the competitive global environment.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E's industry have remained challenging. For Harris Teeter, the consistent execution of productivity initiatives implemented at underperforming stores, controls over waste and costs including the ability to offset rising costs such as health care, pension and bankcard fees, and effective merchandising strategies will dictate the pace at which its margins can improve. Additionally, promotional costs to drive sales in the presently intense competitive environment can negatively impact operating margins and net income in future periods. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future as various competitors have targeted our markets for expansion while others have elected to exit certain markets. Although business conditions improved toward the end of the second quarter of fiscal 2004 for A&E, the length and duration of such improvement cannot be predicted with certainty. Given the extremely competitive global environment, management expects business conditions to remain challenging for A&E during the remainder of the fiscal year. A&E management remains focused on generating sales and profit growth in global markets and on managing costs and manufacturing capacities. Given the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook for the remainder of fiscal 2004. Further operating improvement will be dependent on the Company's ability to offset rising health care and benefit costs, including pension costs, with additional operating efficiencies.

Capital Resources and Liquidity

Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, Harris Teeter, Inc. and American & Efird, Inc., is engaged in the primary businesses of regional supermarket operations and industrial sewing thread manufacturing and distribution, respectively. Ruddick has no material independent operations, nor material assets other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and investments, and life insurance contracts to support corporate-wide operations and benefit programs. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There exist no restrictions on upstream dividends paid by the subsidiaries.

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders' equity. As of March 28, 2004, this percentage was 23.4%, as compared to 27.3% as of September 28, 2003 and 28.0% as of March 30, 2003. Long-term debt less cash and temporary investments amounted to $21.2 million as of March 28, 2004 as compared to $67.5 million as of September 28, 2003 and $62.0 million as of March 30, 2003.

The Company's principal source of liquidity has been cash generated from operating activities. As of March 28, 2004, the Company had current liquidity (cash, cash equivalents and temporary investments) of $140.5 million compared to $121.6 million as of September 28, 2003 and $126.4 million as of March 30, 2003. During the 26 weeks ended March 28, 2004, net cash provided by operating activities amounted to $95.0 million, or $13.4 million higher than the comparable period last year. Cash flow from income (net income adjusted for non-cash items included in net income) for the first 26 weeks of fiscal 2004 was $60.1 million compared to $69.7 million for the 26 weeks ended March 30, 2003. During the 26 weeks ended March 28, 2004, changes in working capital components and certain long-term liabilities provided $23.0 million more cash than the comparable prior year period. Investing activities required net cash of $41.1 million during the 26 weeks ended March 28, 2004, down $17.3 million from the comparable prior year period. The decrease in investing activities was driven by reduced levels of temporary investments primarily as a result of the early redemption of debt. During the second quarter of fiscal 2004, the Company utilized its excess cash position to pay off $30.3 million of debt prior to its scheduled redemption date of September 2004. Financing activities during the 26 weeks ended March 28, 2004 required net cash of $37.1 million reflecting primarily debt payments of $30.9 million and the regular quarterly cash dividend payments of $9.3 million on the Company's common stock. Collectively, these activities generated a $16.8 million increase in the balances of cash and cash equivalents during the first 26 weeks of fiscal 2004.

During the 26 weeks ended March 28, 2004, capital expenditures totaled $31.4 million. Harris Teeter capital expenditures were $28.0 million and A&E capital expenditures were $3.4 million during this period. Harris Teeter estimates total capital expenditures for fiscal 2004 of approximately $82 million, a 27.5% increase from spending of $64.4 million in fiscal 2003. The anticipated capital expenditure total reflects Harris Teeter's plan to open a total of 7 new stores and remodel 16 stores during fiscal 2004. In addition to the capital expenditures, Harris Teeter has invested $17.6 million in the development of certain of its new stores during the first 26 weeks of fiscal 2004 and anticipates to spend a total of approximately $33 million on such investments for the year. Such development capital spending is not included in Harris Teeter's total anticipated fiscal 2004 capital expenditures of approximately $82 million. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2004 as well as the foreseeable future. A&E estimates total capital expenditures for fiscal 2004 of approximately $10 million. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks. On April 30, 2004, the three banks granted the second annual extension of the credit facility, thereby establishing a maturity date of May 14, 2007. Borrowings and repayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, any borrowings under the facility are classified as long term debt. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of March 28, 2004, the Company was within the various financial covenants. At March 28, 2004, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future. In addition, the Company has the ability to borrow up to an aggregate amount of approximately $38 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's liquidity and that such liquidity is adequate to meet foreseeable requirements.

The Company provides retirement benefits under non-contributory defined benefit pension plans for substantially all domestic full-time employees. As a result of increased liabilities due to lower discount rates and negative returns on the plans' assets, during fiscal 2000, 2001 and 2002, the funding ratios of the pension plans have eroded and require higher levels of contribution in future years. In fiscal 2003 and 2002, the Company's contributions were $22.0 million and $22.2 million, respectively. For the foreseeable future, the Company expects to contribute annually an amount similar to that contributed in fiscal 2003. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such pension contributions.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of the Company's contractual obligations as of September 28, 2003 was included under the heading "Contractual Obligations and Commercial Commitments" on page 14 of the Company's 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003. The only significant change from the table referenced above was the increase of fixed asset purchase obligations by the Harris Teeter subsidiary that occurs in the normal course of business. As of March 28, 2004, purchase obligations for fixed assets amounted to approximately $33 million as compared to the September 28, 2003 balance of $16.5 million previously disclosed in the table.

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

Recent Accounting Standards

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities ("VIE's") by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interest in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE's no later than the end of the first reporting period ending after March 15, 2004. Based on management's review of the Company's various investments, management has concluded that the Company does not have any VIE's that require consolidation.

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

In December 2003 the FASB issued SFAS No. 132, (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures regarding employers' pension plans and other postretirement benefit plans in annual and interim reports. Additional disclosures are required for assets, obligations, cash flows, and net periodic benefit costs. The Company has adopted the interim period disclosures required by this standard (refer to Note captioned "Employee Benefit Plans" of Item 1 herein). The adoption of this statement requires disclosures only and does not impact the Company's results of operations, financial position or cash flows.

Subsequent Event

On April 30, 2004, an arbitration decision against the Company was rendered in connection with a Harris Teeter property under lease. The arbitrator determined that the landlord was authorized to terminate the lease prior to its scheduled termination date. The Company is currently assessing its options and intends to pursue any available legal remedies, and is negotiating with the landlord. As a result of the arbitrator's decision, there exists a potential pre-tax impairment charge of $1.7 million related to leasehold improvements, which would be recorded in the Company's third quarter, and other potential costs of negotiating the lease that are not yet determinable. There can be no assurance that an agreement can be reached with the landlord on terms acceptable to Harris Teeter.

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

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities

The following table summarizes the Company's purchases of its common stock during the quarter ended March 28, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2003 to January 28, 2004	- 0 -	n.a.	- 0 -	3,467,069
January 29, 2004 to February 28, 2004	- 0 -	n.a.	- 0 -	3,467,069
February 29, 2004 to March 28, 2004	- 0 -	n.a.	- 0 -	3,467,069
Total	- 0 -	n.a.	- 0 -	3,467,069

(1) In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's stock option plans. The stock purchases are effected from time to time and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period. As of March 28, 2004, the Company had purchased 1,172,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended March 28, 2004. The stock purchase plan has no set expiration or termination date.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ruddick Corporation was held on February 19, 2004 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual Meeting:

Election of Directors: The shareholders elected four directors at the Annual Meeting for three-year terms to expire in 2007. In addition, the following directors are currently serving for terms to expire in 2005 and 2006, as indicated: Edwin B. Borden, Jr. (2005), John P. Derham Cato (2005), R. Stuart Dickson (2005), Isaiah Tidwell (2005), John R. Belk (2006), Thomas W. Dickson (2006), James E. S. Hynes (2006), and Harold C. Stowe (2006). There was no solicitation in opposition to the nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

Director Elected at Annual Meeting	Shares Voted for Election	Shares Withholding Authority
For a three-year term:
Alan T. Dickson	35,809,649	1,340,825
Anna Spangler Nelson	35,373,903	1,776,571
Bailey W. Patrick	35,803,252	1,347,222
Robert H. Spilman, Jr.	35,442,782	1,707,692

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

    (B)  Reports on Form 8-K

         The following report on Form 8-K was furnished by the Company during the quarter ended March 28, 2004.

  Current Report on Form 8-K dated and furnished January 30, 2004, including, under Item 12, the Company's news release which discussed the Company's results for the fiscal 2004 first quarter ended December 28, 2003.

                                                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       RUDDICK CORPORATION

DATE: May 12, 2004                                                                                /s/ John B. Woodlief
                                                                                                                        John B. Woodlief
                                                                                                                        VICE PRESIDENT - FINANCE AND
                                                                                                                         CHIEF FINANCIAL OFFICER
                                                                                                                         (PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002