Form 10-Q
period 2004-06-27
RUDDICK CORP
filed 2004-08-03
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 27, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission file number      1-6905

RUDDICK CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	56-0905940 (I.R.S. Employer Identification No.)

301 S. Tryon Street, Suite 1800 Charlotte, North Carolina (Address of principal executive offices)	28202 (Zip Code)

Registrant’s telephone number, including area code (704) 372-5404

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

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of July 29, 2004

Common Stock	46,721,650 shares

RUDDICK CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 27, 2004	September 28, 2003
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$63,361	$63,222
Temporary Investments	60,409	58,343
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,255 at June 27, 2004 and $3,962 at September 28, 2003	72,173	65,811
Inventories	223,848	214,122
Net Current Deferred Income Tax Benefits	13,457	12,251
Prepaid and Other Current Assets	22,607	24,813

Total Current Assets	455,855	438,562

PROPERTY, NET	523,679	523,397
INVESTMENTS	48,304	33,706
GOODWILL	8,169	8,169
INTANGIBLE ASSETS	4,472	4,515
OTHER LONG-TERM ASSETS	53,134	56,547

Total Assets	$1,093,613	$1,064,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes Payable	$3,151	$2,667
Current Portion of Long-Term Debt	8,527	31,596
Dividends Payable	4,662	3,408
Accounts Payable	145,038	144,027
Federal and State Income Taxes	16,073	147
Accrued Compensation	36,107	38,010
Other Current Liabilities	54,604	53,515

Total Current Liabilities	268,162	273,370

LONG-TERM DEBT	155,871	157,499
NET LONG-TERM DEFERRED INCOME TAX LIABILITIES	21,630	29,282
PENSION LIABILITIES	52,814	60,808
OTHER LONG-TERM LIABILITIES	50,324	39,914
MINORITY INTEREST	8,066	8,758

SHAREHOLDERS’ EQUITY:
Common Stock — shares outstanding: 46,681 at June 27, 2004 and 46,223 at September 28, 2003	55,633	47,749
Retained Earnings	521,951	489,135
Accumulated Non-Owner Changes in Equity	(40,838)	(41,619)

Shareholders’ Equity	536,746	495,265

Total Liabilities and Shareholders’ Equity	$1,093,613	$1,064,896

See accompanying Notes to Consolidated Condensed Financial Statements (unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	13 WEEKS ENDED		39 WEEKS ENDED

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

NET SALES
Harris Teeter	$625,314	$608,093	$1,882,459	$1,826,428
American & Efird	77,421	76,919	213,435	222,164

Total	702,735	685,012	2,095,894	2,048,592

COST OF SALES
Harris Teeter	441,904	434,519	1,330,219	1,301,089
American & Efird	54,758	56,547	156,320	165,672

Total	496,662	491,066	1,486,539	1,466,761

GROSS PROFIT
Harris Teeter	183,410	173,574	552,240	525,339
American & Efird	22,663	20,372	57,115	56,492

Total	206,073	193,946	609,355	581,831

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Harris Teeter	159,395	150,481	476,126	456,135
American & Efird	16,236	15,005	47,138	45,146
Corporate	810	1,328	3,405	3,988

Total	176,441	166,814	526,669	505,269

EXIT AND IMPAIRMENT CHARGES
American & Efird	—	—	384	—

OPERATING PROFIT (LOSS)
Harris Teeter	24,015	23,093	76,114	69,204
American & Efird	6,427	5,367	9,593	11,346
Corporate	(810)	(1,328)	(3,405)	(3,988)

Total	29,632	27,132	82,302	76,562

OTHER EXPENSE (INCOME)
Interest expense	3,150	3,187	9,518	9,345
Interest income	(792)	(428)	(1,719)	(905)
Net investment (gains) losses	(400)	(306)	(832)	(483)
Minority interest	421	467	1,084	1,077

Total	2,379	2,920	8,051	9,034

INCOME BEFORE TAXES	27,253	24,212	74,251	67,528
INCOME TAXES	10,217	8,088	27,502	24,010

NET INCOME	$17,036	$16,124	$46,749	$43,518

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	46,571	46,306	46,405	46,444
Diluted	47,073	46,372	46,750	46,506

NET INCOME PER SHARE:
Basic	$0.37	$0.35	$1.01	$0.94
Diluted	$0.36	$0.35	$1.00	$0.94

DIVIDENDS DECLARED PER SHARE - Common	$0.10	$0.09	$0.30	$0.27

See accompanying Notes to Consolidated Condensed Financial Statements (unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF TOTAL NON-OWNER CHANGES IN EQUITY
(in thousands)
(unaudited)

	13 WEEKS ENDED		39 WEEKS ENDED

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net Income	$17,036	$16,124	$46,749	$43,518

Other Non-Owner Changes in Equity
Foreign currency translation adjustment	(211)	1,189	781	1,872
Related income tax expense (benefit)	—	—	—	—

Other Non-Owner Changes in Equity, Net of Tax	(211)	1,189	781	1,872

Total Non-Owner Changes in Equity	$16,825	$17,313	$47,530	$45,390

See accompanying Notes to Consolidated Condensed Financial Statements (unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 WEEKS ENDED

	June 27, 2004	June 29, 2003

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$46,749	$43,518
Non-Cash Items Included in Net Income
Depreciation and Amortization	56,762	58,284
Deferred Taxes	(8,858)	(1,454)
Loss on Sale of Property	1,547	5,188
Other, Net	1,741	7,010
Increase in Current Assets	(12,910)	(7,922)
Increase (Decrease) in Current Liabilities	17,006	(12,844)
Decrease in Certain Long-Term Liabilities	(2,145)	(9,593)

NET CASH PROVIDED BY OPERATING ACTIVITIES	99,892	82,187

INVESTING ACTIVITIES
Capital Expenditures	(57,165)	(45,205)
Purchase of Other Investments	(18,952)	(19,864)
Net Increase in Temporary Investments	(2,067)	(47,361)
Cash Proceeds from Sale of Property	11,876	2,191
Company Owned Life Insurance, Net	35	(1,610)
Other, Net	3,821	813

NET CASH USED IN INVESTING ACTIVITIES	(62,452)	(111,036)

FINANCING ACTIVITIES
Net Proceeds from Short-Term Borrowings	484	820
Proceeds from Issuance of Long-Term Debt	—	1,164
Payments on Long-Term Debt	(31,112)	(278)
Dividends Paid	(13,933)	(12,527)
Purchase and Retirement of Common Stock	—	(5,202)
Proceeds from Stock Issued and Other	7,260	1,166

NET CASH USED IN FINANCING ACTIVITIES	(37,301)	(14,857)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	139	(43,706)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,222	80,422

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,361	$36,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$9,390	$9,255
Income Taxes	$20,212	$18,256
Non-Cash Transactions During the Period for:
Capital Leases Incurred	$6,568	$2,689

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

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003.

The Company’s Consolidated Condensed Balance Sheet as of September 28, 2003 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended June 27, 2004 are not necessarily indicative of results for a full year.

Reporting Periods
The Company’s quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company’s fiscal year ends on the Sunday nearest to September 30.

Derivatives
The Company has not engaged in any material derivative and hedging transactions or activities during any of the periods presented.

Reclassifications
To conform with classifications adopted in the current year, the financial statements for the prior year reflect certain reclassifications, which have no effect on net income.

Employee Benefit Plans
In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 132, (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures regarding employers’ pension plans and other postretirement benefit plans in annual and interim reports.

The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded supplemental plan) for the 13 and 39 weeks of fiscal 2004 and 2003 (in thousands):

PENSION PLAN	13 WEEKS ENDED		39 WEEKS ENDED

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$2,891	$2,333	$8,057	$6,785
Interest cost	3,403	3,167	9,759	9,208
Expected return on plan assets	(3,264)	(3,111)	(9,736)	(9,047)
Amortization of prior service cost	76	44	158	127
Recognized net actuarial loss	2,179	1,092	5,193	3,175

Net periodic benefit cost	$5,285	$3,525	$13,431	$10,248

SUPPLEMENTAL PLAN	13 WEEKS ENDED		39 WEEKS ENDED

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$120	$163	$361	$408
Interest cost	333	392	997	982
Amortization of prior service cost	33	39	99	97
Recognized net actuarial loss	84	60	253	150

Net periodic benefit cost	$570	$654	$1,710	$1,637

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003, the Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over a period of approximately five years to a level determined by its actuaries to be effective in reducing the volatility of contributions. The Company contributed $22.2 million to its pension plan in the third quarter of fiscal 2004. No additional contributions to the pension plan are anticipated in the current fiscal year, and amounts to be contributed in future years will be determined based on actuarial calculations, plan asset performance, possible changes in law and other factors.

Since the Company’s supplemental plan is unfunded, the contributions to this plan is equal to the benefit payments made during the year. The Company has contributed $935,000 in the first 39 weeks of fiscal 2004, and anticipates contributing approximately $320,000 more for expected future benefit payments during the remainder of fiscal 2004.

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options. There are no other dilutive securities or potential common share equivalents.

The following table details the computation of EPS (in thousands except per share data):

	13 WEEKS ENDED		39 WEEKS ENDED

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Basic EPS:
Net income	$17,036	$16,124	$46,749	$43,518

Weighted average common shares outstanding	46,571	46,306	46,405	46,444

Basic EPS	$0.37	$0.35	$1.01	$0.94

Diluted EPS:
Net income	$17,036	$16,124	$46,749	$43,518

Weighted average common shares outstanding	46,571	46,306	46,405	46,444
Potential common share equivalents	502	66	345	62

Weighted average common shares outstanding	47,073	46,372	46,750	46,506

Diluted EPS	$0.36	$0.35	$1.00	$0.94

Calculation of potential common share equivalents:
Options to purchase potential common shares	2,519	398	2,029	421
Potential common shares assumed purchased	(2,017)	(332)	(1,684)	(359)

Potential common share equivalents	502	66	345	62

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$41,826	$4,765	$31,711	$5,013
Common stock price used under the treasury stock method	$20.74	$14.35	$18.83	$13.96
Potential common shares assumed purchased	2,017	332	1,684	359

Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to zero and 1,966,000 shares for the 13 weeks and 554,000 and 1,896,000 shares for the 39 weeks ended June 27, 2004 and June 29, 2003, respectively.

Exit and Impairment Costs
During the fourth quarter of fiscal 2003, the Company announced the closing of one of A&E’s thread yarn spinning plants in Maiden, NC, and recorded a pre-tax charge of $580,000 ($360,000 after tax benefits) for the asset impairment of the manufacturing plant. For the 39 weeks ended June 27, 2004, the Company recorded pre-tax exit charges of $384,000 ($238,000 after tax benefits) related to severance costs paid in connection with the closing of this plant.

During fiscal 2001 the Company recorded charges for exit and impairment costs related to the sale of 26 Harris Teeter stores in certain of its non-core markets. As of June 27, 2004, the remaining balance of all exit cost reserves, primarily related to lease liabilities, was $183,000 ($368,000 at September 28, 2003).

Stock Options
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Compensation cost of stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Since the exercise price has historically been set at the market value on the grant date, there is no compensation cost when the stock options are granted.

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net income and net income per share would have been as follows (in thousands, except for per share data):

	13 WEEKS ENDED		39 WEEKS ENDED

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Net income, as reported	$17,036	$16,124	$46,749	$43,518
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(296)	(240)	(857)	(750)

Pro forma net income	$16,740	$15,884	$45,892	$42,768

Earnings per share:
Basic — as reported	$0.37	$0.35	$1.01	$0.94

Basic — pro forma	$0.36	$0.34	$0.99	$0.92

Diluted — as reported	$0.36	$0.35	$1.00	$0.94

Diluted — pro forma	$0.36	$0.34	$0.98	$0.92

There were no grants issued during the 13 weeks ended June 27, 2004 or June 29, 2003. The weighted average fair value of options granted during the 39 weeks ended June 27, 2004 and June 29, 2003 were $4.00 and $3.51, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants during the respective periods:

	13 WEEKS ENDED (1)		39 WEEKS ENDED

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Expected life (years)	n.a.	n.a.	5.4	5.1
Risk-free interest rate	n.a.	n.a.	3.25%	3.15%
Volatility	n.a.	n.a.	27.63%	29.60%
Dividend Yield	n.a.	n.a.	2.33%	2.30%

(1)	Not applicable since no grants were issued during the fiscal third quarters of 2004 or 2003.

The pro forma effect on net income for the above periods in fiscal 2004 and 2003 is not necessarily representative of the pro forma effect on net income in future periods.

Long-Term Debt
In March, 2004, the Company exercised its purchase option on properties operated under a lease arrangement with a non-related national bank as owner-trustee and two additional banks as lenders. The lease arrangement covered the real property of primarily three Harris Teeter stores and was scheduled to expire on September 13, 2004. The properties and related debt obligation had previously been recorded in the Company’s balance sheet. Accordingly, the purchase resulted in the prepayment of $30.3 million of debt obligations.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 18 years and the future minimum lease payments of $95.7 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $2.5 million for the remainder of fiscal 2004 (36 stores), $9.7 million in fiscal 2005 (35 stores), $9.2 million in fiscal 2006 (29 stores), $9.0 million in fiscal 2007 (27 stores), $8.5 million in fiscal 2008 (25 stores), and $56.8 million in aggregate during all remaining years thereafter.

Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 26 years. Management expects that such leases will be renewed by exercising options or replaced by leases of other properties. The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in aggregate by year: $15.1 million for the remainder of fiscal 2004, $62.9 million in fiscal 2005, $64.3 million in fiscal 2006, $61.0 million in fiscal 2007, $59.1 million in fiscal 2008, and $590.8 million in aggregate during all remaining years thereafter. Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

American and Efird holds operating leases for various equipment which expire over the next six years. The future minimum lease obligations under those leases are as follows by year: $0.9 million for the remainder of fiscal 2004, $2.6 million in fiscal 2005, $1.8 million in fiscal 2006, $0.6 million in fiscal 2007, $0.3 million in fiscal 2008, and $0.2 million in aggregate during all remaining years thereafter.

The Company had outstanding Letters of Credit and Bonds of $23.6 million as of June 27, 2004, issued under separate agreements with multiple financial institutions and insurance companies. These agreements are required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance.

New Accounting Standards
In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIE’s”) by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interests in VIE’s created or obtained after January 31, 2003. For variable interest in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE’s no later than the end of the first reporting period ending after March 15, 2004. Based on management’s review of the Company’s various investments, management has concluded that the Company does not have any VIE’s that require consolidation.

In November 2003 the Emerging Issues Task Force (“EITF”) confirmed as a consensus EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The Company’s accounting policies related to vendor coupons and reimbursements are in accordance with the requirements of EITF 03-10. The adoption of this pronouncement had no material impact on the Company’s results of operations, financial position or cash flows in the reported periods.

In December 2003 the FASB issued SFAS No. 132, (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures regarding employers’ pension plans and other postretirement benefit plans in annual and interim reports. Additional disclosures are required for assets, obligations, cash flows, and net periodic benefit costs. The Company has adopted the interim disclosure requirements (refer to Note captioned “Employee Benefit Plans” herein). The adoption of this Statement requires disclosures only and does not impact the Company’s results of operations, financial position or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) – Harris Teeter, and industrial thread (textile primarily) – American & Efird. Harris Teeter operates a regional chain of supermarkets. American & Efird manufactures sewing thread primarily for the apparel and other markets. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

For the 13 Weeks Ended June 27, 2004 and June 29, 2003

Consolidated Overview
The following table sets forth the operating profit components by each of the Company’s business segments, and for the holding company (“Corporate”) for the 13 weeks ended June 27, 2004 and June 29, 2003. The table also sets forth the segment’s sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	June 27, 2004		June 29, 2003
					% Inc.
		% to Total		% to Total	(Dec.)

Net Sales
Harris Teeter	$625,314	89.0	$608,093	88.8	2.8
American & Efird	77,421	11.0	76,919	11.2	0.7

Total	$702,735	100.0	$685,012	100.0	2.6

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$183,410	26.10	$173,574	25.34	5.7
American & Efird	22,663	3.22	20,372	2.97	11.2

Total	206,073	29.32	193,946	28.31	6.3

Selling, General & Admin. Expenses
Harris Teeter	159,395	22.68	150,481	21.97	5.9
American & Efird	16,236	2.31	15,005	2.19	8.2
Corporate	810	0.12	1,328	0.19	(39.0)

Total	176,441	25.11	166,814	24.35	5.8

Operating Profit (Loss)
Harris Teeter	24,015	3.42	23,093	3.37	4.0
American & Efird	6,427	0.91	5,367	0.78	19.8
Corporate	(810)	(0.12)	(1,328)	(0.19)	39.0

Total	29,632	4.21	27,132	3.96	9.2

Other Expense (Income), net	2,379	0.34	2,920	0.43	(18.5)
Income Tax Expense	10,217	1.45	8,088	1.18	26.3

Net Income	$17,036	2.42	$16,124	2.35	5.7

As depicted in the table above, the increase in consolidated sales was attributable to sales improvements at both the Harris Teeter supermarket subsidiary and the American & Efird (“A&E”) thread subsidiary. Foreign sales have become an increasing proportion of total net sales of A&E as a result of the subsidiary’s strategy of pursuing global expansion over the past several years. Foreign sales for the third quarters of fiscal 2004 and fiscal 2003 represented 6.0% of the Company’s consolidated sales for the respective periods. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated gross profit as a percent to sales increased during the third quarter of fiscal 2004 over the third quarter of the prior year as a result of the strong gross profit performance at both subsidiaries. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated selling, general & administrative (“SG&A”) expenses as a percent to sales increased over the prior year primarily as a result of certain cost increases at both subsidiaries. The increase was offset, in part, by cost decreases at Corporate resulting from lower accretion expense on deferred benefit liabilities and insurance proceeds received during the quarter. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements describe above.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and minority interest. The decrease in the third quarter of fiscal 2004 from the prior year third quarter was primarily due to interest income associated with tax refunds received during the third quarter of fiscal 2004.

The effective income tax rate was 37.5% in the fiscal 2004 quarter as compared to 33.4% in the prior year quarter. The lower rate in fiscal 2003 resulted primarily from the impact of adjusting the estimated annual effective rate to account for non-taxable life insurance proceeds received in the third quarter of fiscal 2003.

Consolidated net income for the third quarter of fiscal 2004 increased by 5.7% over the prior year quarter as a result of operating profit improvements at both subsidiaries and other factors discussed above.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter subsidiary for the 13 weeks ended June 27, 2004 and June 29, 2003. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	June 27, 2004		June 29, 2003
					% Inc.
		% to Sales		% to Sales	(Dec.)

Net Sales	$625,314	100.00	$608,093	100.00	2.8
Cost of Sales	441,904	70.67	434,519	71.46	1.7

Gross Profit	183,410	29.33	173,574	28.54	5.7
Selling, General & Admin. Expenses	159,395	25.49	150,481	24.74	5.9

Operating Profit	$24,015	3.84	$23,093	3.80	4.0

Sales increased by 2.8% in the third quarter of fiscal 2004 as compared to the prior year quarter primarily as a result of comparable store sales increases. The comparable store sales increase was partially offset by the loss of sales from the net store closures since the comparable 2003 period. Since the third quarter of fiscal 2003, the company has opened 3 new stores (1 of which was a replacement), remodeled 14 stores (4 of which were expanded in size) and closed 6 stores. Comparable store sales (see definition below) increased 3.02% ($17.6 million) in the third quarter of fiscal 2004 as compared to a comparable store sales increase of 1.69% ($9.4 million) in the prior year quarter. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter. The company has continued its strategy of opening additional stores in its existing markets that have proximity to existing stores, which can have a negative impact on comparable store sales. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow. The market environment for supermarkets in the southeastern U.S. continued to be highly competitive, characterized by continuing competition from other supermarkets as well as other retailers such as supercenters, club and warehouse stores, and drug stores. Generally, the markets in the region continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued its aggressive promotional activities. The company’s continued utilization of its Very Important Customer (“VIC”) loyalty card program and expanded high end private label brands help develop customized merchandising and promotional programs to drive customer satisfaction and traffic in its markets. The company has experienced positive results from its private label programs such as Harris Teeter Farmers Market™ for produce and Harris Teeter Fishermans Market™ for seafood. During the third quarter of fiscal 2004 the company launched its Harris Teeter Reserve™ Angus Beef program.

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

Gross profit as a percent to sales increased in the third quarter of fiscal 2004 from the prior year period as a result of the company’s effective promotional strategies and overall product mix.

Fiscal 2004 SG&A expense included a pre-tax charge of $1.7 million (0.27% to sales) related to leasehold improvements that were written off in the third quarter of fiscal 2004 associated with a lease that was terminated and renegotiated with the landlord. SG&A expense as a percent to sales also increased as a result of higher costs associated with future store openings, bankcard fees, and employee pension and incentive benefits. The increase as a percent to sales was offset, in part, by the effective management of other operational costs such as labor. Sales increases also provided additional leverage to offset fixed expenses.

The increase in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its existing markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 136 stores in operation at June 27, 2004, compared to 139 stores at June 29, 2003. The company currently plans to open an additional six new stores, which includes one replacement store, during the fourth quarter of fiscal 2004. For fiscal 2005, the company currently anticipates opening eleven new stores. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company’s American & Efird subsidiary for the 13 weeks ended June 27, 2004 and June 29, 2003. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	June 27, 2004		June 29, 2003
					% Inc.
		% to Sales		% to Sales	(Dec.)

Net Sales	$77,421	100.00	$76,919	100.00	0.7
Cost of Sales	54,758	70.73	56,547	73.51	(3.2)

Gross Profit	22,663	29.27	20,372	26.49	11.2
Selling, General & Admin. Expenses	16,236	20.97	15,005	19.51	8.2

Operating Profit	$6,427	8.30	$5,367	6.98	19.8

Sales increased 0.7% in the third quarter of fiscal 2004 as compared to the prior year quarter as a result of a 2.8% increase in foreign sales and a 1.9% decline in U.S. sales. Business conditions for A&E continued to be difficult in the U.S. market. The U.S. sales decline represents a continuation of the trend of customers shifting buying and production out of the United States. Business conditions for A&E’s customers in the U.S. textile and apparel industry in general remained extremely challenging due to the continued rise in imports that has forced many of A&E’s U.S. customers to close their plants or shift their production out of the U.S. The foreign sales increase was driven primarily by stronger retail sales of A&E’s customers. Additionally, A&E continues to face highly competitive pricing in its global markets. A&E management expects business conditions to remain challenging during the remainder of the fiscal year. The company continues to proactively address these challenges by managing production schedules, growing its non-apparel thread business and expanding the company’s presence in foreign markets.

In the third quarter of fiscal 2004, foreign sales accounted for approximately 55% of total A&E sales compared to approximately 54% in the prior year quarter. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales increased in the third quarter of fiscal 2004 from the prior year quarter as a result of the cost containment and consolidation efforts enacted by the company in prior quarters, consistent operating schedules for manufacturing and a more favorable product mix of higher value added products.

The increase in SG&A expense as a percent to sales is a result of sales increases not being sufficient to cover the increase in costs. Management is focused on optimizing SG&A costs globally.

A&E’s operating profit for its U.S. operations increased in the third quarter of fiscal 2004 as compared to the prior year period primarily as a result of the improved manufacturing schedules realized from the prior plant consolidations. Operating profit for A&E’s foreign operations declined slightly in the third quarter of fiscal 2004 as compared to the prior year period. Foreign operations contributed approximately 30% of A&E’s operating profit in the third quarter of fiscal 2004 as compared to approximately 41% in the prior year period. The decrease in the percentage of operating profit from foreign operations was primarily due to the increased profitability of the U.S. operations in relation to the foreign operations. A&E’s management expects business conditions for the foreseeable future to remain uncertain given the competitive global environment and unknown changes that will occur in 2005 as quotas on apparel imports expire.

For the 39 weeks Ended June 27, 2004 and June 29, 2003

Consolidated Overview
The following table sets forth the operating profit components by each of the Company’s business segments, and for the holding company (“Corporate”) for the 39 weeks ended June 27, 2004 and June 29, 2003. The table also sets forth the segment’s sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	June 27, 2004		June 29, 2003
					% Inc.
		% to Total		% to Total	(Dec.)

Net Sales Harris Teeter	$1,882,459	89.8	$1,826,428	89.2	3.1
American & Efird	213,435	10.2	222,164	10.8	(3.9)

Total	$2,095,894	100.0	$2,048,592	100.0	2.3

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$552,240	26.35	$525,339	25.64	5.1
American & Efird	57,115	2.73	56,492	2.76	1.1

Total	609,355	29.08	581,831	28.40	4.7

Selling, General & Admin. Expenses
Harris Teeter	476,126	22.73	456,135	22.27	4.4
American & Efird	47,138	2.25	45,146	2.20	4.4
Corporate	3,405	0.16	3,988	0.19	(14.6)

Total	526,669	25.14	505,269	24.66	4.2

Exit & Impairment Charges American & Efird	384	0.02	—	—	n.a.

Operating Profit (Loss)
Harris Teeter	76,114	3.63	69,204	3.38	10.0
American & Efird	9,593	0.45	11,346	0.55	(15.4)
Corporate	(3,405)	(0.16)	(3,988)	(0.19)	14.6

Total	82,302	3.92	76,562	3.74	7.5

Other Expense (Income), net	8,051	0.38	9,034	0.44	(10.9)
Income Tax Expense	27,502	1.31	24,010	1.17	14.5

Net Income	$46,749	2.23	$43,518	2.13	7.4

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at the Harris Teeter subsidiary that resulted primarily from comparable store sales increases. The total sales increase was partially offset by sales declines at the Company’s American & Efird (“A&E”) subsidiary as weak business conditions continued during the first 39 weeks of fiscal 2004. Foreign sales have become an increasing proportion of total net sales of A&E as a result of the subsidiary’s strategy of pursuing global expansion over the past several years. Foreign sales for the 39 weeks ended June 27, 2004 represented 5.4% of the consolidated sales of the Company compared to 5.6% in the same period last year. The decrease resulted from the decline of foreign sales as compared to the prior year period and the reduced proportion of A&E’s sales as a percent of the Company’s consolidated sales. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated gross profit as a percent to sales increased during the first 39 weeks of fiscal 2004 over the prior year period as a result of the strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated SG&A expenses as a percent to sales increased over the prior year primarily as a result of certain cost increases at both subsidiaries. The increase was offset, in part, by slight net cost decreases at Corporate. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements described above and was offset by $384,000 of exit and impairment charges related to severance costs paid in connection with the closing of A&E’s spinning plant in Maiden, NC.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and minority interest. The decrease for the 39 weeks ended June 27, 2004 from the prior year period was primarily due to interest income associated with tax refunds received during the third quarter of fiscal 2003.

The effective income tax rate for the first 39 weeks of fiscal 2004 was 37.0% compared to a rate of 35.6% in fiscal 2003.

Consolidated net income for the first 39 weeks of fiscal 2004 increased by 7.4% over the prior year period primarily as a result of the increased operating profit realized by the Harris Teeter subsidiary.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter subsidiary for the 39 weeks ended June 27, 2004 and June 29, 2003. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	June 27, 2004		June 29, 2003
					% Inc.
		% to Sales		% to Sales	(Dec.)

Net Sales	$1,882,459	100.00	$1,826,428	100.00	3.1
Cost of Sales	1,330,219	70.66	1,301,089	71.24	2.2

Gross Profit	552,240	29.34	525,339	28.76	5.1
Selling, General & Admin. Expenses	476,126	25.30	456,135	24.97	4.4

Operating Profit	$76,114	4.04	$69,204	3.79	10.0

Sales increased by 3.1% for the first 39 weeks of fiscal 2004 as compared to the prior year period as a result of comparable store sales increases and the addition of new stores. Since the third quarter of fiscal 2003, the company has opened 3 new stores (1 of which was a replacement), remodeled 14 stores (4 of which were expanded in size) and closed 6 stores. Comparable store sales, as previously defined, increased 2.27% ($40.2 million) for the 39 weeks ended June 27, 2004 as compared to a comparable store sales increase of 0.77% ($12.9 million) for the 39 weeks ended June 29, 2003. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter. Refer to the previous discussion of the company’s store opening and promotional strategies included in the results for the 13 week period.

Gross profit as a percent to sales increased during the 39 weeks ended June 27, 2004 from the prior year period as a result of the company’s effective promotional strategies and overall product mix.

Fiscal 2004 SG&A expense included a pre-tax charge of $1.7 million (0.09% to sales) related to leasehold improvements that were written off in the third quarter of fiscal 2004 associated with a lease that was terminated and renegotiated with the landlord. SG&A expense as a percent to sales also increased as a result of higher costs associated with future store openings, bankcard fees, and employee pension and incentive benefits. The increase as a percent to sales was offset, in part, by the effective management of other operational costs such as labor. Sales increases also provided additional leverage to offset fixed expenses.

The increase in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its existing markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 136 stores in operation at June 27, 2004, compared to 139 stores at June 29, 2003. The company currently plans to open an additional six new stores, which includes one replacement store, during the fourth quarter of fiscal 2004. For fiscal 2005, the company currently anticipates opening eleven new stores. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company’s American & Efird subsidiary for the 39 weeks ended June 27, 2004 and June 29, 2003. The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	June 27, 2004		June 29, 2003
					% Inc.
		% to Sales		% to Sales	(Dec.)

Net Sales	$213,435	100.00	$222,164	100.00	(3.9)
Cost of Sales	156,320	73.24	165,672	74.57	(5.6)

Gross Profit	57,115	26.76	56,492	25.43	1.1
Selling, General & Admin. Expenses	47,138	22.09	45,146	20.32	4.4
Exit and Impairment Charges	384	0.18	—	—	n.a.

Operating Profit	$9,593	4.49	$11,346	5.11	(15.4)

Sales decreased 3.9% for the first 39 weeks of fiscal 2004 as compared to the prior year period as a result of a 6.7% decline in U.S. sales and a 1.3% decline in foreign sales. Business conditions for A&E continued to be difficult in the U.S. market. The U.S. sales decline represents a continuation of the trend of customers shifting buying and production out of the United States. Business conditions for A&E’s customers in the U.S. textile and apparel industry in general remained extremely challenging due to the continued rise in imports that has forced many of A&E’s U.S. customers to close their plants or shift their production out of the U.S. The foreign sales decline was driven primarily by weak business conditions. Additionally, A&E continues to face highly competitive pricing in its global markets. A&E management expects business conditions to remain challenging during the remainder of the fiscal year. The company continues to proactively address these challenges by managing production schedules, growing its non-apparel thread business and expanding the company’s presence in foreign markets.

For the 39 weeks ended June 27, 2004, foreign sales accounted for approximately 53% of total A&E sales compared to approximately 52% in the prior year period. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales increased during the first 39 weeks of fiscal 2004 from the prior year period reflecting the cost containment and consolidation efforts enacted by the company.

The increase in SG&A expense as a percent to sales is a result of the sales declines that limit the company’s ability to leverage its fixed costs.

A&E’s operating profit for its U.S. and foreign operations decreased during the first 39 weeks of fiscal 2004 as compared to the prior year period as a result of the sales declines and challenging economic conditions discussed above. Foreign operations contributed approximately 30% of A&E’s operating profit during the first 39 weeks of fiscal 2004 as compared to approximately 46% in the prior year period. The decrease in the percentage of operating profit from foreign operations was due to reduced profitability in the foreign operations during fiscal 2004 caused by the extremely competitive business conditions and increased profitability of the U.S. operations created by the company’s cost containment and consolidation efforts. A&E’s management expects business conditions for the foreseeable future to remain uncertain given the competitive global environment and unknown changes that will occur in 2005 as quotas on apparel imports expire.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E’s industry have remained challenging. For Harris Teeter, the consistent execution of productivity initiatives at all stores, controls over operating costs including the ability to offset rising costs such as health care, pension and bankcard fees, and effective merchandising strategies, while remaining focused on providing an exceptional shopping experience, will dictate the pace at which its margins can improve. Additionally, Harris Teeter must continue to maintain or expand market share in the markets it serves through the opening of future new stores and customer service initiatives. Further, the competitive environment for supermarkets is not expected to ease significantly within the foreseeable future as various competitors have targeted our markets for expansion while others have elected to exit certain markets. Although business conditions improved during the third quarter of fiscal 2004 for A&E, the length and duration of such improvement cannot be predicted with certainty. Given the extremely competitive global environment, management expects business conditions to remain challenging for A&E during the remainder of the fiscal year. A&E management remains focused on generating sales and profit growth in global markets and on managing costs and manufacturing capacities. Given the complex factors currently impacting sales and costs at both subsidiaries, Ruddick Corporation management remains conservative in its outlook for the remainder of fiscal 2004. Further operating improvement will be dependent on the Company’s ability to offset rising health care and benefit costs, including pension costs, with additional operating efficiencies.

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

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders’ equity. As of June 27, 2004, this percentage was 23.2%, as compared to 27.3% as of September 28, 2003 and 27.7% as of June 29, 2003. Long-term debt less cash and temporary investments amounted to $40.6 million as of June 27, 2004 as compared to $67.5 million as of September 28, 2003 and $95.9 million as of June 29, 2003.

The Company’s principal source of liquidity has been cash generated from operating activities. As of June 27, 2004, the Company had current liquidity (cash, cash equivalents and temporary investments) of $123.8 million compared to $121.6 million as of September 28, 2003 and $93.6 million as of June 29, 2003. During the 39 weeks ended June 27, 2004, net cash provided by operating activities amounted to $99.9 million, or $17.7 million higher than the comparable period last year. Cash flow from income (net income adjusted for non-cash items included in net income) for the first 39 weeks of fiscal 2004 was $97.9 million compared to $112.5 million for the 39 weeks ended June 29, 2003. During the 39 weeks ended June 27, 2004, changes in working capital components and certain long-term liabilities provided $32.3 million more cash than the comparable prior year period. Investing activities required net cash of $62.5 million during the 39 weeks ended June 27, 2004, down $48.6 million from the comparable prior year period. The decrease in investing activities was driven by less cash being put into temporary investments and increased cash proceeds from the sale of property. During the second quarter of fiscal 2004, the Company utilized its excess cash position to pay off $30.3 million of debt prior to its scheduled redemption date of September 2004. Financing activities during the 39 weeks ended June 27, 2004 required net cash of $37.3 million reflecting primarily debt payments of $31.1 million and the regular quarterly cash dividend payments of $13.9 million on the Company’s common stock. Collectively, these activities generated a $139,000 increase in the balances of cash and cash equivalents during the first 39 weeks of fiscal 2004.

During the 39 weeks ended June 27, 2004, capital expenditures totaled $57.2 million. Harris Teeter capital expenditures were $51.5 million and A&E capital expenditures were $5.6 million during this period. Harris Teeter estimates total capital expenditures for fiscal 2004 of approximately $80 million, a 24.2% increase from spending of $64.4 million in fiscal 2003. The anticipated capital expenditure total reflects Harris Teeter’s plan to open a total of 7 new stores and remodel 16 stores during fiscal 2004. In addition to the capital expenditures, Harris Teeter has invested $18.2 million in the development of certain of its new stores during the first 39 weeks of fiscal 2004 and anticipates to spend a total of approximately $27 million on such investments for the year. Such development capital spending is not included in Harris Teeter’s total anticipated fiscal 2004 capital expenditures of approximately $80 million. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2004 as well as the foreseeable future. A&E estimates total capital expenditures for fiscal 2004 of approximately $10 million. In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks. On April 30, 2004, the three banks granted the second annual extension of the credit facility, thereby establishing a maturity date of May 14, 2007. Borrowings and repayments under this revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the repayment obligations beyond one year, any borrowings under the facility are classified as long term debt. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of June 27, 2004, the Company was within the various financial covenants. At June 27, 2004, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future. In addition, the Company has the ability to borrow up to an aggregate amount of approximately $38 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company’s liquidity and that such liquidity is adequate to meet foreseeable requirements.

The Company provides retirement benefits under non-contributory defined benefit pension plans for substantially all domestic full-time employees. As a result of increased liabilities due to lower discount rates and negative returns on the plans’ assets, during fiscal 2000, 2001 and 2002, the funding ratios of the pension plans have eroded and require higher levels of contribution in future years. In fiscal 2003 and 2002, the Company’s contributions were $22.0 million and $22.2 million, respectively. In the third quarter of fiscal 2004, the company contributed $22.2 million to the pension plan, and anticipates no additional payments for the remainder of the fiscal year. For the foreseeable future, the Company expects to contribute annually an amount similar to that contributed in fiscal 2004. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such pension contributions.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of September 28, 2003 was included under the heading “Contractual Obligations and Commercial Commitments” on page 14 of the Company’s 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003. The only significant change from the table referenced above was the increase of fixed asset purchase obligations by the Harris Teeter subsidiary that occurs in the normal course of business. As of June 27, 2004, purchase obligations for fixed assets amounted to approximately $40 million as compared to the September 28, 2003 balance of $16.5 million previously disclosed in the table.

Refer to the Note entitled “Guarantor Obligations” of Item 1 herein for a discussion of other contractual obligations and commitments.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: closed store obligations; vendor rebates, credits and promotional allowances; inventory valuation methods and reserves; self-insurance reserves for workers’ compensation, healthcare and general liability; impairment of long-lived assets; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s fiscal 2003 Annual Report on Form 10-K. There have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Standards

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIE’s”) by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interests in VIE’s created or obtained after January 31, 2003. For variable interest in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE’s no later than the end of the first reporting period ending after March 15, 2004. Based on management’s review of the Company’s various investments, management has concluded that the Company does not have any VIE’s that require consolidation.

In November 2003 the Emerging Issues Task Force (“EITF”) confirmed as a consensus EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The Company’s accounting policies related to vendor coupons and reimbursements are in accordance with the requirements of EITF 03-10. The adoption of this pronouncement had no material impact on the Company’s results of operations, financial position or cash flows in the reported periods.

In December 2003 the FASB issued SFAS No. 132, (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures regarding employers’ pension plans and other postretirement benefit plans in annual and interim reports. Additional disclosures are required for assets, obligations, cash flows, and net periodic benefit costs. The Company has adopted the interim period disclosures required by this standard (refer to Note captioned “Employee Benefit Plans” of Item 1 herein). The adoption of this statement requires disclosures only and does not impact the Company’s results of operations, financial position or cash flows.

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

Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include the following:

•	generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences or eating habits,

•	changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution or food retailing,

•	changes in the competitive environment, including increased competition in the Company’s primary geographic markets, the entry of new competitors (including non-traditional competitors) and consolidation in the supermarket industry,

•	economic or political changes in the countries in which the Company operates or adverse trade regulations,

•	changes in laws and regulations, including changes in accounting standards, tax laws and environmental laws,

•	management’s ability to accurately predict the adequacy of the Company’s present liquidity to meet future requirements,

•	changes in the Company’s capital expenditures, new store openings and store closings,

•	management’s ability to predict the required contributions to the pension plans of the Company, and

•	the extent and speed of the successful execution of strategic initiatives designed to increase sales and profitability in each of the operating companies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on December 9, 2003.

ITEM 4. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b)      Changes in internal control over financial reporting. During the last fiscal quarter, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 27, 2004.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs

March 29, 2004 to May 2, 2004	- 0 -	n.a.	- 0 -	3,467,069
May 3, 2004 to May 30, 2004	- 0 -	n.a.	- 0 -	3,467,069
May 31, 2004 to June 27, 2004	- 0 -	n.a.	- 0 -	3,467,069
Total	- 0 -	n.a.	- 0 -	3,467,069

(1)  In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s stock option plans. The stock purchases are effected from time to time and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period. As of June 27, 2004, the Company had purchased 1,172,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended June 27, 2004. The stock purchase plan has no set expiration or termination date.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

The following report on Form 8-K was furnished by the Company during the quarter ended June 27, 2004.

•	Current Report on Form 8-K dated April 29, 2004, including, under Item 12, the Company’s news release which discussed the Company’s results for the fiscal 2004 second quarter ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUDDICK CORPORATION

DATE: August 3, 2004	/s/ John B. Woodlief

John B. Woodlief
VICE PRESIDENT — FINANCE AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit No.		Sequential
(per Item 601 of Reg. S-K)	Description of Exhibit	Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002