Form 10-K
period 2004-10-03
RUDDICK CORP
filed 2004-12-02
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: October 3, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission File Number: 1-6905

RUDDICK CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	56-0905940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 S. Tryon St., Suite 1800, Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 372-5404

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock Rights to Purchase Series A Junior Participating Additional Preferred Stock	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, March 26, 2004, was $668,959,499. The Registrant has no non-voting stock.

As of November 23, 2004, the Registrant had outstanding 46,982,947 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Shareholders to be held on February 17, 2005, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 3, 2004

PART I

Item 1.	Business

Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) operates a regional chain of supermarkets in six southeastern states, and American & Efird, Inc. (“A&E”) manufactures and distributes industrial and consumer sewing thread on a global basis.

At October 3, 2004, the Company and its subsidiaries had total consolidated assets of $1,111,992,000 and had approximately 18,200 employees. The principal executive office of the Company is located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company. In 1969, the Company acquired Harris Teeter. Ruddick Investment Company is not classified as a separate operating component of the Company due to its relative size to the consolidated Company as compared to Harris Teeter and A&E. Ruddick Investment Company manages venture capital holdings in a limited number of entities and has invested in various independently managed venture capital investment funds. For information regarding the Company’s venture capital and real estate holdings, see the Note entitled “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 hereof.

The two primary businesses of the Company, together with financial information and competitive aspects of such businesses, are discussed separately below. For other information regarding industry segments, see the Note entitled “Industry Segment Information” of the Notes to Consolidated Financial Statements in Item 8 hereof.

The only foreign operations conducted by the Company are through A&E. Neither of the two primary businesses would be characterized as seasonal. The following analysis is based upon the Company’s operating locations for the fiscal periods and year end (in thousands):

	2004	2003	2002
Net Sales for the Fiscal Year:
Domestic United States	$2,711,164	$2,572,987	$2,506,805
Foreign Countries	157,433	151,752	137,393
	$2,868,597	$2,724,739	$2,644,198
Net Long-Lived Assets at Fiscal Year End:
Domestic United States	$519,862	$505,102	$511,562
Foreign Countries	31,252	32,924	30,836
	$551,114	$538,026	$542,398

The Company employs thirteen people at its corporate headquarters, including two executive officers who formulate and implement overall corporate objectives and policies. The Company’s employees perform functions in a number of areas including finance, accounting, internal audit, risk management, reporting, employee benefits and public and shareholder relations. The Company assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills and in financing operations. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Company.

Harris Teeter

As of October 3, 2004, Harris Teeter operated 138 supermarkets located in North Carolina (110), Virginia (13), South Carolina (9), Georgia (1), Tennessee (3) and Florida (2). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, and floral. Several locations also have pharmacies. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk and ice cream produced by the company-owned facility, Harris Teeter purchases most of the products it sells, including its private label brands, from outside suppliers or directly from the manufacturers. Harris Teeter’s sales constituted 90% of the Company’s consolidated sales in fiscal 2004 (89% in both 2003 and 2002).

The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains along with independent merchants. In addition to the more traditional food stores, Harris Teeter also competes with discount retailers (including supercenters that carry a full line of food items), many of which are larger in terms of assets and sales. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry, and this trend is expected to continue. Additionally, some discount supercenter operators, such as Wal-Mart, are continuing to expand and offer more items typically found in supermarket formats. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of customers has a material effect upon the business of Harris Teeter.

As of October 3, 2004, Harris Teeter employed approximately 7,500 full-time and 7,800 part-time individuals, none of whom were represented by a union. Harris Teeter considers its employee relations to be good.

American & Efird, Inc.

A&E is a leading manufacturer and distributor of sewing thread, produced from natural and synthetic fibers, for worldwide industrial and consumer markets. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. The company sells primarily industrial sewing thread products through A&E’s employed sales representatives, commissioned agents and distributors. A&E also distributes sewing supplies and yarn manufactured by other companies. A&E sales constituted 10% of the Company’s consolidated sales in fiscal 2004 (11% in both 2003 and 2002).

Over 65% of A&E’s sales are industrial thread for use in apparel products. The apparel market is made up of many categories servicing both genders and diverse age groups, including jeanswear, underwear, menswear, womenswear, outerwear, intimate apparel, workwear and childrenswear. A&E also manufactures industrial thread for use in a wide variety of non-apparel products including home furnishings, automotive, footwear, upholstered furniture, sporting goods, caps and hats, gloves, leather products, medical products and tea bag strings.

Headquartered in Mt. Holly, North Carolina, the company operated eight modern manufacturing facilities in North Carolina as of the fiscal year ended October 3, 2004. The manufacturing facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to the manufacturing facilities, A&E operates seven distribution centers in the United States.

A&E also has wholly-owned operations in Canada, China, Colombia, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Italy, Mexico, Malaysia, the Netherlands, Nicaragua, Poland, Portugal and Turkey; majority-owned joint ventures in China, Dominican Republic and Haiti; minority interest in ventures with ongoing operations in Bangladesh, Mauritius, South Africa and Sri Lanka; and a 50% ownership interest in a joint venture in China. A&E’s consolidated assets in these foreign operations total approximately $124 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

The domestic order backlog, believed to be firm, as of October 3, 2004 was approximately $9,491,000 versus $7,656,000 at the end of the preceding fiscal year. The majority of the order backlog is expected to be filled within three weeks of the fiscal year end. The international order backlog as of the end of fiscal year 2004 was approximately $961,000 versus $2,117,000 at the end of the preceding fiscal year. As of October 3, 2004, A&E had approximately 7,700 domestic and 5,800 international active customer accounts. In fiscal 2004, no single customer accounted for more than 6% of A&E’s total net sales, and the ten largest customers accounted for 21% of A&E’s total net sales.

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

A&E has four patents issued as of the end of fiscal 2004. There are no material licenses, franchises or concessions held by A&E. Research and development expenditures were $397,000, $435,000, and $490,000 in fiscal 2004, 2003 and 2002, respectively, none of which were sponsored by customers. Two full-time employees are currently engaged in this activity.

The industrial sewing thread industry is highly competitive. A&E is one of the world’s largest manufacturers of industrial sewing threads and also manufactures and distributes consumer sewing thread. A&E’s principal North American competition includes Coats American, Inc. and imports sold primarily through distributors. Globally, A&E competes with Coats plc as well as regional producers and merchants in various foreign markets served by A&E. The key competitive factors are quality, service and price. In the consumer thread market, A&E competes with a number of large, well-established companies, including Coats plc.

A&E and its consolidated subsidiaries employed approximately 2,900 individuals worldwide as of October 3, 2004. None of the domestic employees and an insignificant number of employees of foreign operations are represented by a union. A&E considers its employee relations to be good.

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

The executive office of the Company is located in a leased space of a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Harris Teeter owns its principal offices near Charlotte, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 913,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. In addition, the Greensboro facility has frozen goods storage and a single pick facility for health and beauty care and other general merchandise. The Company believes its facilities are adequate for its current operations and expected growth for the foreseeable future. Harris Teeter operates its retail stores primarily from leased properties. As of October 3, 2004, Harris Teeter held title to the land and buildings of 4% of its supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and operated under a land lease. In addition, Harris Teeter holds interest in properties that are under development for store sites and in future years the proportion of ownership development is expected to increase. Harris Teeter’s supermarkets range in size from approximately 16,000 square feet to 70,000 square feet, with an average size of approximately 42,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

	2004	2003	2002
Stores Open at Period End	138	140	143
Average Weekly Net Sales Per Store*	$352,392	$334,561	$320,262
Average Square Footage Per Store at Period End	41,971	41,328	40,774
Average Square Footage Per New Store Opened During Period	47,594	40,128	38,408
Total Square Footage at Period End	5,792,034	5,785,946	5,830,698

*	Computed on the basis of aggregate sales of stores open for a full year.

A&E’s principal offices, eight domestic manufacturing plants and one distribution center are all owned by A&E and are all located in North Carolina. Domestic manufacturing and related warehouse facilities have an aggregate of 1,854,884 square feet of floor space. A&E has the capacity to produce annually approximately 36,960,000 pounds of industrial sewing thread and has a dyeing capacity of approximately 33,650,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition, A&E leases six distribution centers scattered throughout its domestic markets with an aggregate of 191,330 square feet of floor space.

Through consolidated subsidiaries, A&E also owns six international manufacturing and/or distribution facilities with an aggregate of 748,924 square feet of floor space. A&E also leases another 26 international manufacturing and/or distribution facilities with an aggregate of 584,491 square feet of floor space. The foreign consolidated subsidiaries engaged in manufacturing have a sewing thread dyeing capacity of approximately 22,370,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its consolidated subsidiaries, A&E also has minority interests in various joint ventures and a 50% ownership interest in a joint venture in China.

Item 3.	Legal Proceedings

The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits and patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4A.	Executive Officers of the Registrant

The following list contains the name, age, positions and offices held and period served in such positions or offices for each of the executive officers of the Registrant.

Thomas W. Dickson, age 49, is the President and Chief Executive Officer of the Company and has been the President and principal executive officer of the Company since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Company. He also served as A&E’s President from February 1994 to February 1996 and Executive Vice President from 1991 to 1994.

John B. Woodlief, age 54, is the Vice President — Finance and Chief Financial Officer of the Company and has been the Vice President — Finance and principal financial officer of the Company since November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997. He joined Price Waterhouse in 1972.

Frederick J. Morganthall, II, age 53, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter’s Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

Fred A. Jackson, age 54, has been President of A&E since August 1996. Prior to that time, and beginning in January 1996, he served as Executive Vice President of A&E. He was also A&E’s Senior Vice President — Industrial Thread Sales from October 1993 to January 1996.

The executive officers of the Company and its subsidiaries are elected annually by their respective Boards of Directors. Thomas W. Dickson is the son of R. Stuart Dickson and the nephew of Alan T. Dickson, each of whom are directors of the Company. No other executive officer has a family relationship as close as first cousin with any other executive officer or director or nominee for director.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information regarding the principal market for the Company’s common stock (the “Common Stock”), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2004 and 2003 is set forth below. The Common Stock is listed on the New York Stock Exchange. As of November 23, 2004, there were 5,522 holders of record of Common Stock.

Quarterly Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Dividend Per Share	$0.10	$0.10	$0.10	$0.10
Market Price Per Share
High	17.99	20.48	22.27	22.45
Low	15.50	17.66	19.52	18.56

Fiscal 2003
Dividend Per Share	$0.09	$0.09	$0.09	$0.09
Market Price Per Share
High	16.06	14.30	16.00	17.22
Low	13.40	11.95	12.30	15.49

Information regarding restrictions on the ability of the Company to pay cash dividends is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” in Item 7 hereof.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the quarter ended October 3, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2004 to July 27, 2004	–0–	n.a.	–0–	3,467,069
July 28, 2004 to August 27, 2004	–0–	n.a.	–0–	3,467,069
August 28, 2004 to October 3, 2004	–0–	n.a.	–0–	3,467,069
Total	–0–	n.a.	–0–	3,467,069

(1)	In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s stock option plans. The stock purchases are effected from time to time, and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period. As of October 3, 2004, the Company had purchased 1,172,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended October 3, 2004. The stock purchase plan has no set expiration or termination date.

For information regarding the Company’s equity compensation plans, see Item 12 hereof.

Item 6.	Selected Financial Data (dollars in thousands, except per share data)

	2004(1)	2003(1)	2002(1)	2001(2)	2000
Net sales	$2,868,597	$2,724,739	$2,644,198	$2,743,290	$2,692,091
Total operating profit	112,414	102,112	93,802	48,702	99,446
Net income (loss)	64,659	59,882	51,983	(727)	51,002
Net income (loss) per share
Basic	1.39	1.29	1.12	(0.02)	1.10
Diluted	1.38	1.29	1.12	(0.02)	1.10
Dividend per share	0.40	0.36	0.36	0.36	0.36
Total assets	1,111,992	1,065,022	1,039,271	940,064	1,020,684
Long-term debt — including current portion	166,287	189,095	185,892	157,113	227,940
Shareholders’ equity	549,710	495,265	457,688	445,353	473,005
Book value per share	11.76	10.71	9.85	9.61	10.23

Note: The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2004 includes the 53 weeks ended October 3, 2004. Fiscal years 2003, 2002, 2001 and 2000 include the 52 weeks ended September 28, 2003, September 29, 2002, September 30, 2001 and October 1, 2000.

(1)	Reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Exit and Impairment Costs” which describes certain exit and impairment costs as follows:

•	Fiscal 2004 — Net pre-tax charges of $384,000 ($238,000 after tax benefits) related to severance costs paid in connection with the closing of a manufacturing plant.

•	Fiscal 2003 — Net pre-tax charges of $580,000 ($360,000 after income tax benefits, or $0.01 per diluted share) related to asset impairments.

•	Fiscal 2002 — Net pre-tax charges of $7,113,000 ($4,394,000 after income tax benefits, or $0.09 per diluted share) related to asset impairments and other exit costs.

(2)	During fiscal 2001 the Company recorded pre-tax charges of $45.0 million ($27.4 million after tax benefits, or $0.59 per diluted share) for impairment and exit costs related to the sale of 26 Harris Teeter stores. In the third quarter of fiscal 2001, the Company also recorded a pre-tax charge of $2.1 million ($1.3 million after tax benefits, or $0.03 per diluted share) primarily for the impairment of an A&E spinning facility which was closed in fiscal 2001. Results for fiscal 2001 also included a $20.0 million tax charge ($0.43 per diluted share) reflecting the terms of settlement with the IRS for income tax exposure related to the disallowance of deductions for a corporate owned life insurance program.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

During fiscal 2004, the market environment that Harris Teeter operated in continued to be highly competitive, characterized by competition from other supermarkets as well as other retailers such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter continued to differentiate itself with its product assortment and variety, and focus on customer service, while driving customer traffic through the use of its Very Important Customer (“VIC”) loyalty card program. These efforts have resulted in overall gains in market share within our primary markets.

Business conditions for A&E’s customers in the U.S. textile and apparel industry in general remained extremely challenging in fiscal 2004 due to the continued rise in imports that has forced many of A&E’s U.S. customers to close their plants or shift their production out of the United States. Additionally, A&E continues to face highly competitive pricing in its markets. A&E management expects business conditions to remain challenging during the next fiscal year, especially with the unknown future impacts that may result from the expiration of apparel import quotas in 2005. A&E continues to proactively address these challenges by managing production schedules, growing its non-apparel thread and yarn business and expanding its presence in foreign markets.

Results of Operations

Exit and Impairment Costs

The results of operations for fiscal years 2004, 2003 and 2002 included certain exit and impairment charges associated with the Company’s strategic initiatives to improve future operations. A summary of these events is as follows:

•	Fiscal 2004: During the first half of fiscal 2004 the Company recorded pre-tax charges of $384,000 ($238,000 after tax benefits) related to severance costs paid in connection with the closing of A&E’s thread yarn spinning plant in Maiden, North Carolina.

•	Fiscal 2003: In the fourth quarter of fiscal 2003 a $580,000 pre-tax charge ($360,000 after tax benefits, or $0.01 per diluted share) was recorded for the planned closing of A&E’s thread yarn spinning plant in Maiden, North Carolina, which occurred in the first quarter of fiscal 2004.

•	Fiscal 2002: In the third quarter of fiscal 2002, the Company realized $710,000 ($431,000 after income taxes, or $0.01 per diluted share) of credits related to favorable experience of actual charges incurred compared to costs originally estimated and recorded in fiscal 2001 for the sale of 26 Harris Teeter stores. Additionally, the Company recorded in fiscal 2002 $7.8 million of pre-tax exit and impairment charges ($4.8 million after tax benefits, or $0.10 per diluted share), related to the consolidation of two industrial thread dyeing and finishing operations at A&E.

Consolidated Overview

The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 53 weeks ended October 3, 2004 (fiscal 2004), 52 weeks ended September 28, 2003 (fiscal 2003) and 52 weeks ended September 29, 2002 (fiscal 2002). The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2004		Fiscal 2003		Fiscal 2002		% Inc. (Dec.)
		% to Total		% to Total		% to Total	04 vs 03	03 vs 02
Net Sales
Harris Teeter	$2,572,367	89.7	$2,431,632	89.2	$2,349,650	88.9	5.8	3.5
American & Efird	296,230	10.3	293,107	10.8	294,548	11.1	1.1	(0.5)
Total	$2,868,597	100.0	$2,724,739	100.0	$2,644,198	100.0	5.3	3.0

		% to Net Sales		% to Net Sales		% to Net Sales
Gross Profit
Harris Teeter	$755,921	26.35	$703,178	25.81	$677,668	25.63	7.5	3.8
American & Efird	77,580	2.71	73,888	2.71	77,151	2.92	5.0	(4.2)
Total	833,501	29.06	777,066	28.52	754,819	28.55	7.3	2.9

SG&A Expenses
Harris Teeter	651,515	22.71	609,556	22.37	589,605	22.30	6.9	3.4
American & Efird	64,123	2.24	59,684	2.19	56,833	2.15	7.4	5.0
Corporate	5,065	0.18	5,134	0.19	7,466	0.28	(1.3)	(31.2)
Total	720,703	25.13	674,374	24.75	653,904	24.73	6.9	3.1

Exit & Impairment Chgs. (Credits)
Harris Teeter	—	—	—	—	(710)	(0.03)	n.a.	n.a.
American & Efird	384	0.01	580	0.02	7,823	0.30	n.a.	n.a.
Total	384	0.01	580	0.02	7,113	0.27	n.a.	n.a.

Operating Profit (Loss)
Harris Teeter	104,406	3.64	93,622	3.44	88,773	3.36	11.5	5.5
American & Efird	13,073	0.46	13,624	0.50	12,495	0.47	(4.0)	9.0
Corporate	(5,065)	(0.18)	(5,134)	(0.19)	(7,466)	(0.28)	1.3	31.2
Total	112,414	3.92	102,112	3.75	93,802	3.55	10.1	8.9

Other Exp. (Inc.), net	11,250	0.39	10,020	0.37	12,210	0.46	12.3	(17.9)
Income Tax Expense	36,505	1.27	32,210	1.18	29,609	1.12	13.3	8.8
Net Income	$64,659	2.26	$59,882	2.20	$51,983	1.97	8.0	15.2

Consolidated sales increased 5.3% in fiscal 2004 as compared to fiscal 2003 due primarily to sales increases in the Harris Teeter supermarket subsidiary resulting from strong comparable store sales increases and the additional week of operations. The 3.0% increase in consolidated sales in fiscal 2003 as compared to fiscal 2002 resulted primarily from sales increases in the Harris Teeter subsidiary resulting from new store sales and comparable store sales increases. The fiscal 2003 net increase was offset to some extent by sales declines at the Company’s A&E textile subsidiary resulting from weak business conditions during fiscal 2003. Over the past several years, A&E has pursued a global expansion strategy. Foreign sales for fiscal 2004 represented 5.5% of the consolidated sales of the Company, compared to 5.6% for fiscal 2003 and 5.2% for fiscal 2002. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to sales increased for fiscal 2004 as a result of improved gross profit margins at both subsidiaries, with Harris Teeter realizing benefits from its effective promotional strategies and increased penetration of its private label programs and with A&E benefiting from production efficiencies gained from prior plant consolidations. Gross profit as a percent to sales decreased slightly for fiscal 2003 as compared to fiscal 2002 resulting primarily from lower gross profit realization at the A&E subsidiary due to weaker manufacturing running schedules in the United States, plus the continued pressure resulting from price competition and rising raw materials costs. The 2003 decrease in gross profit as a percent to sales realized by A&E was offset, in part, by improvements at the Harris Teeter subsidiary as a result of its effective promotional initiatives. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales in fiscal 2004 increased as a result of operating costs increases at both subsidiaries. SG&A expenses as a percent to sales in fiscal 2003 was relatively consistent with fiscal 2002. Fixed costs leverage created by sales increases at Harris Teeter and cost reductions at Corporate offset expense margin increases at A&E. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results. Fiscal 2002 SG&A expense at Corporate included adjustments for the lowering of rates used to discount benefit liabilities.

Consolidated operating profit increased in fiscal 2004 and 2003 as a result of the sales and cost elements described above and the previously discussed exit and impairment costs recorded in prior years.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and losses, and minority interest. Fiscal 2003 includes the recognition of $1.5 million of investment gains associated with liquidating proceeds received in the fourth quarter. Net interest expense has declined over the prior two years as a result of additional interest income earned on surplus cash and temporary investments.

The effective income tax rate was 36.1% in fiscal 2004 as compared to 35.0% in fiscal 2003 and 36.3% in fiscal 2002. The lower rate in fiscal 2003 resulted from the favorable settlement with the IRS of matters relating to prior years and certain tax savings associated with non-taxable life insurance proceeds.

Net income after income taxes in fiscal 2004 was $64.7 million, or $1.38 per diluted share, as compared to $59.9 million, or $1.29 per diluted share in fiscal 2003 and $52.0 million, or $1.12 per diluted share in fiscal 2002. As discussed in the “Exit and Impairment Costs” section above, fiscal 2004 included a pre-tax exit and impairment charge of $384,000 ($238,000 after income tax benefits), fiscal 2003 included a pre-tax exit and impairment charge of $580,000 ($360,000 after income tax benefits, or $0.01 per diluted share), and fiscal 2002 included net pre-tax exit and impairment charges of $7,113,000 ($4,394,000 after income tax benefits, or $0.09 per diluted share).

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 53 weeks ended October 3, 2004 (fiscal 2004), 52 weeks ended September 28, 2003 (fiscal 2003), and 52 weeks ended September 29, 2002 (fiscal 2002). The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2004		Fiscal 2003		Fiscal 2002		% Inc. (Dec.)
		% to Sales		% to Sales		% to Sales	04 vs 03	03 vs 02
Net Sales	$2,572,367	100.00	$2,431,632	100.00	$2,349,650	100.00	5.8	3.5
Cost of Sales	1,816,446	70.61	1,728,454	71.08	1,671,982	71.16	5.1	3.4
Gross Profit	755,921	29.39	703,178	28.92	677,668	28.84	7.5	3.8
SG&A Expenses	651,515	25.33	609,556	25.07	589,605	25.09	6.9	3.4
Exit & Impairment Chgs. (Credits)	—	—	—	—	(710)	(0.03)	n.a.	n.a.
Operating Profit	$104,406	4.06	$93,622	3.85	$88,773	3.78	11.5	5.5

Sales increased 5.8% in fiscal 2004 as compared to fiscal 2003 as a result of strong comparable store sales increases and the additional week of operations. The additional week in fiscal 2004 accounted for approximately 2.0% of the total sales increase for the fiscal year. The 3.5% increase in sales in fiscal 2003 as compared to fiscal 2002 was driven by new store sales and comparable store sales increases. During fiscal 2004 the company opened 7 new stores (two of which were replacements) and closed 9 stores. During fiscal 2003 the company opened 4 new stores and closed 7 stores. During fiscal 2002 the company opened 12 new stores and closed 6 stores. The company did not open any replacement stores in either 2003 or 2002. Comparable store sales (see definition below) increased 2.97% ($71.3 million) for fiscal 2004 as compared to an increase of 0.98% ($22.0 million) for fiscal 2003 and a decrease of 0.15% ($3.2 million) for fiscal 2002. Comparable store sales continue to be negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to several existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth in times of changes in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of “comparable store sales,” Harris Teeter has been consistently applying the following definition. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store with the intention of closing the existing store is included as a replacement store in the comparable store sales measurement as if it were the same store, but only if, in fact, the existing store is concurrently closed. Expansions of the size of existing comparable stores are included in the calculations of comparable store sales. Comparable store sales for fiscal 2004 was computed on a 53-week basis by adding an additional week of sales to the fiscal 2003 period.

Gross profit as a percent to sales for fiscal 2004 and 2003 continued to improve as a result of Harris Teeter’s effective retail pricing and promotional spending programs and the increased penetration of its private label programs. Improvements have also been realized from the continued emphasis that the company places on productivity efforts, including waste control.

SG&A expenses as a percent to sales for fiscal 2004 as compared to fiscal 2003 increased primarily as a result of costs associated with closing underperforming stores, increased bankcard fees, and employee pension and incentive benefits. SG&A expenses for fiscal 2004 included a $1.7 million charge (0.07% to sales) related to leasehold improvements that were written off in the third quarter associated with a lease that was terminated and renegotiated with the landlord. Sales increases during fiscal 2003 provided the leverage to offset increased fringe benefit costs driven largely by increased pension expense and, to a lesser extent, the shift in sales to more labor intensive departments, such as pharmacy and freshly prepared foods.

The improvements in operating profit as a percent to sales for fiscal 2004 and 2003 resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 138 stores in operation at October 3, 2004, compared to 140 stores at September 28, 2003 and 143 stores at September 29, 2002. The company currently plans to open eleven new stores in fiscal 2005. On a routine basis Harris Teeter periodically reviews its business strategy and evaluates its existing store operations, and may from time to time close or divest older or under-performing stores. It is presently anticipated that store closings related to replacement properties and lease expirations for fiscal 2005 will be less than that experienced in fiscal 2004.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 53 weeks ended October 3, 2004 (fiscal 2004), 52 weeks ended September 28, 2003 (fiscal 2003) and 52 weeks ended September 29, 2002 (fiscal 2002). The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2004		Fiscal 2003		Fiscal 2002		% Inc. (Dec.)
		% to Sales		% to Sales		% to Sales	04 vs 03	03 vs 02
Net Sales	$296,230	100.00	$293,107	100.00	$294,548	100.00	1.1	(0.5)
Cost of Sales	218,650	73.81	219,219	74.79	217,397	73.81	(0.3)	0.8
Gross Profit	77,580	26.19	73,888	25.21	77,151	26.19	5.0	(4.2)
SG&A Expenses	64,123	21.65	59,684	20.36	56,833	19.29	7.4	5.0
Exit & Impairment Chgs.(Credits)	384	0.13	580	0.20	7,823	2.66	n.a.	n.a.
Operating Profit	$13,073	4.41	$13,624	4.65	$12,495	4.24	(4.0)	9.0

Sales increased 1.1% in fiscal 2004 as compared to fiscal 2003 primarily as a result of improved foreign sales and the additional week of operations. For fiscal 2004, U.S. sales declined by 1.8% and foreign sales increased by 3.7% as the company continues its global expansion strategy. The 0.5% sales decrease in fiscal 2003 as compared to fiscal 2002 resulted from a 10.1% decline in U.S. sales offset by a 10.5% increase in foreign sales. The U.S. sales decline represents a continuation of the trend of customers shifting buying and production out of the United States.

Foreign sales for fiscal 2004 accounted for approximately 53% of total A&E sales as compared to approximately 52% in fiscal 2003 and approximately 47% in fiscal 2002. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales increased in fiscal 2004 when compared to fiscal 2003 primarily as a result of the mix of products sold and production efficiencies gained from prior manufacturing plant closings. The 2004 improvement was offset, in part, by the continued intense price competition and rising raw materials costs. The decline in gross profit as a percent to sales in fiscal 2003 when compared to fiscal 2002 resulted primarily from weaker manufacturing running schedules in the United States, price competition and rising raw materials costs. Management continues to focus on optimizing costs and manufacturing capacities at its domestic and foreign operations.

SG&A expenses as a percent to sales increased in fiscal 2004 from fiscal 2003 as a result of additional costs associated with the company’s global expansion strategies. The increase in SG&A expenses as a percent to sales in fiscal 2003 from fiscal 2002 resulted primarily as a result of higher distribution costs.

A&E’s operating profit in the U.S. market improved in fiscal 2004, while the operating profit for its foreign operations declined primarily as a result of the company’s strategic initiatives to consolidate operations in the United States and expand in foreign markets. During fiscal 2003, A&E’s operating profit in the U.S. market experienced a decline as a result of sales declines and challenging economic conditions. The foreign operations of A&E experienced improvements in operating profitability in fiscal 2003 as a result of added efficiencies from increased sales and production. Foreign operations contributed approximately 40% of A&E’s operating profit in fiscal 2004 as compared to approximately 45% in fiscal 2003 and approximately 22% in fiscal 2002.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E’s industry continue to be challenging. At Harris Teeter, the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste, implementation of operating efficiencies that will offset the continued rising costs for health care, pensions and credit card fees and effective merchandising strategies will dictate the pace at which its margins could improve. Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. Further, the intense competitive environment for supermarkets is expected to continue in the foreseeable future. For A&E, the continued increase of apparel imports in the textile and apparel market continues to negatively impact the domestic market. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales growth in global markets and on managing costs and manufacturing capacities. Ruddick Corporation management remains conservative in its outlook for fiscal 2005 given the complex factors currently impacting sales and costs at both subsidiaries and the unknown future impacts that will result from the expiration of apparel import quotas in 2005. Further operating improvement will be dependent on the Company’s ability to offset rising fuel and benefit costs, including pension costs, with additional operating efficiencies and to effectively execute its global expansion plans.

Capital Resources and Liquidity

Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of regional supermarket operations and industrial sewing thread manufacturing and distribution, respectively. Ruddick has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries. There are no restrictions on the subsidiary dividends, which have historically been determined as a percentage of net income of each subsidiary.

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders’ equity. As of October 3, 2004, this percentage was 23.0% compared to 27.3% at September 28, 2003. Long-term debt less cash and temporary investments amounted to $59.2 million as of October 3, 2004 as compared to $67.5 million at September 28, 2003.

The Company’s principal source of liquidity has been cash generated from operating activities. As of October 3, 2004 the Company had current liquidity (cash, cash equivalents and temporary investments) of $107.1 million compared to $121.6 million at September 28, 2003. During fiscal 2004, the net cash provided by operating activities was $135.7 million, compared to $150.4 million during fiscal 2003 and $143.3 during fiscal 2002. Cash flow from income (net income plus non-cash items included in net income) in fiscal 2004 was $141.7 million as compared to $151.9 million in fiscal 2003 and $143.6 million in fiscal 2002. Investing activities during fiscal 2004 required net cash of $111.4 million compared to $149.0 million during fiscal 2003 and $77.5 million during fiscal 2002. The increase in investing activity since fiscal 2002 was primarily due to increased investments in temporary and other investments. The significant components of financing activities for fiscal 2004 included the payment of dividends of $18.6 million and payment of long-term debt of $31.4 million.

During fiscal 2004, capital expenditures totaled $92.1 million. Harris Teeter capital expenditures were $83.9 million in fiscal 2004 compared to $64.4 million in fiscal 2003 and $66.6 million in fiscal 2002. In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During fiscal 2004 such development capital spending was $28.7 million, compared to $12.3 million during fiscal 2003 and $2.2 million during fiscal 2002. A&E’s capital expenditures were $8.1 million during fiscal 2004 compared to $9.2 million in fiscal 2003 and $7.8 million in fiscal 2002. Total capital expenditures for fiscal 2005 are expected to be approximately $115 million, with Harris Teeter’s program accounting for over 90% of the total expenditures. In addition, during fiscal 2005 Harris Teeter expects to invest approximately $35 million in the development of certain of its new stores. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2005 as well as the foreseeable future. A&E expects to target further expansion of global operations. For both subsidiaries, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. Borrowings and repayments under this revolving credit facility are of the same nature as short-term credit lines. The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks. The two annual extensions have been granted, which establishes a maturity date of May 14, 2007. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of October 3, 2004, the Company was in compliance with all financial covenants. At October 3, 2004, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future. In addition, the Company has the capacity to borrow up to an aggregate amount of $37.9 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company’s liquidity and that such liquidity is adequate to meet foreseeable requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. The following table represents the scheduled maturities of the Company’s contractual obligations as of October 3, 2004 (in thousands):

	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-Term Debt(1)	$155,225	$8,275	$16,066	$15,197	$115,687
Operating Leases(1)(2)	917,015	64,887	130,137	125,574	596,417
Capital Lease Obligations(1)(2)	11,062	373	451	491	9,747
Purchase Obligations — Fixed Assets	50,265	50,265	—	—	—
Purchase Obligations — Inventory	2,835	2,835	—	—	—
Purchase Obligations — Service Contracts	5,833	2,663	3,131	39	—
Other(3)	22,174	1,705	3,343	2,971	14,155
Total Contractual Cash Obligations	$1,164,409	$131,003	$153,128	$144,272	$736,006

(1)	For a more detailed description of the obligations refer to the Notes entitled “Leases” and “Long-Term Debt” of the Notes to Consolidated Financial Statements in Item 8 hereof.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company’s consolidated balance sheets.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 17 years, and the future minimum lease payments of approximately $93.5 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $9.6 million in fiscal 2005 (35 stores), $9.2 million in fiscal 2006 (29 stores), $9.0 million in fiscal 2007 (27 stores), $8.6 million in fiscal 2008 (26 stores), $8.0 million in fiscal 2009 (25 stores) and $49.1 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. The total of such instruments was approximately $25.4 million as of October 3, 2004.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Vendor Rebates, Credits and Promotional Allowances

Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements. Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances. The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising. The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company. The Company applies the authoritative guidance of SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”) — Revenue Recognition in Financial Statements, Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”) — Accounting by a Customer (Including a Reseller) for Certain Considerations Received from a Vendor, and other authoritative guidance as appropriate. Under SAB No. 101, revenue recognition requires the prerequisite completion of the earnings process and its realization or assurance of realizability. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is assured.

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

There are numerous types of rebates and allowances in the retail industry. The Company’s accounting practices with regard to some of the more typical arrangements are discussed as follows. Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company’s stores are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise. Some of these typical vendor rebate, credit and promotional allowance arrangements require that the Company make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, the duration of carrying a specified product and the estimation of inventory turns. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

Inventory Valuation

The Company’s inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. Foreign inventories and limited categories of domestic inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods. LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation. The Company uses the “link chain” method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index. The Company generates an estimated internal index to “link” current costs to the original costs of the base years in which the company adopted LIFO. The Company’s determination of the LIFO index is driven by the change in current year costs as well as the change in inventory quantities on hand. Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities. These judgments and estimates significantly impact the ending inventory valuation at cost as well as gross margin. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

The proper valuation of inventory also requires management to estimate the net realizable value of the Company’s obsolete and slow-moving inventory at the end of each period. Management bases its net realizable values upon many factors including historical recovery rates, the aging of inventories on hand, the inventory movement of specific products and the current economic conditions. When management has determined inventory to be obsolete or slow moving, the inventory is reduced to its net realizable value by recording an obsolescence reserve. Given the Company’s experiences in selling obsolete and slow-moving inventory, management believes that the amounts of the obsolescence reserves to the carrying values of its inventories are materially adequate.

With regard to the proper valuations of inventories, management reviews its judgments, assumptions and other relevant, significant factors on a routine basis and makes adjustments where the facts and circumstances dictate.

Self-insurance Reserves for Workers’ Compensation, Healthcare and General Liability

The Company is primarily self-insured for most U.S. workers compensation claims, healthcare claims and general liability and automotive liability losses. The Company has purchased insurance coverages in order to establish certain limits to its exposure on a per claim basis. Actual claims in each of these categories are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves in the workers compensation, general liability and automotive liability programs. The open claims and initial loss reserves are subjected to examination by the Company’s risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. Management calculates the current period costs based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusted by development factors from published insurance industry sources and discounted to present values using an appropriate discount factor. A similar methodology is used to evaluate general liability and automotive liability accrual requirements. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued.

The variety of healthcare plans available to employees are primarily self-insured, although some locations have insured health maintenance organization plans. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total healthcare cost accruals as of October 3, 2004 are reasonable and adequate as of that date.

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

The Company records liabilities for closed stores that are under long-term lease agreements. The liability represents an estimate of the present value of the remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income. The closed store liabilities usually are paid over the lease terms associated with the closed stores, unless settled earlier. Harris Teeter management estimates the subtenant income and future cash flows based on its historical experience and knowledge of (1) the market in which the store is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases is affected by specific real estate markets, inflation rates and general economic conditions and may differ significantly from those assumed and estimated.

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

Retirement Plans and Post-Retirement Benefit Plans

The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries. Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. The qualified pension plans are non-contributory, funded defined benefit plans, while the non-qualified supplemental pension plan for executives is an unfunded, defined benefit plan. The Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

The Company has certain deferred compensation arrangements which allow or allowed in prior years its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. As of October 3, 2004, these plans were unfunded, except for a directors’ compensation deferral plan and a flexible deferral plan for executives which utilize a rabbi trust to hold assets designated to pay the respective liabilities. For further disclosures regarding the Company’s pension and deferred compensation plans, see the Note entitled “Employee Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

Recent Accounting Standards

The Company has adopted various new accounting standards that became effective during fiscal 2004. The adoption of the new standards did not have a material impact on the Company’s results of operations, financial position or cash flows in the reported periods. Information about the new accounting requirements has been incorporated into the Note entitled “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 hereof.

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIE’s”) by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns or both. FIN 46 and FIN 46-R apply immediately to variable interests in VIE’s created or obtained after January 31, 2003. For variable interest in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE’s no later than the end of the first reporting period ending after March 15, 2004. Based on management’s review of the Company’s various investments, management has concluded that the Company does not have any VIE’s that require consolidation.

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

In December 2003 the FASB issued SFAS No. 132, (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures regarding employers’ pension plans and other postretirement benefit plans in annual and interim reports. Additional disclosures are required for assets, obligations, cash flows and net periodic benefit costs. The Company has adopted the disclosure requirements (refer to Note captioned “Employee Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 hereof). The adoption of this Statement required disclosures only and did not impact the Company’s results of operations, financial position or cash flows.

Regarding Forward-Looking Statements

The foregoing discussion contains certain statements that may constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements relate to, among other things, the Company’s strategic and business initiatives and plans for growth or operating changes; the Company’s financial condition and results of operation; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections.

While management believes these forward-looking statements are accurate and reasonable, uncertainties, risks and factors, including those described below, could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date of this report. Neither the Company nor its management undertakes an obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date of this report.

Factors that could cause the Company’s actual results to differ materially from those anticipated in the forward-looking statements in this report include the following:

•	Generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences;

•	Changes in the competitive environment for either of the Company’s subsidiaries, including increased competition in the Company’s primary geographic markets, the entry of new competitors or changes in the strategies of current competitors and consolidation in the retail grocery industry;

•	Changes in federal, state or local laws or regulations affecting the manufacturing, distribution or retailing of food and changes in food safety requirements;

•	Changes in accounting standards or taxation requirements, including the passage of future tax legislation or any regulatory or judicial position that could have an adverse impact on past, current or future tax benefits;

•	Economic or political changes in the countries in which the Company’s subsidiaries operate, adverse trade regulations, restrictions or tariffs or changes in import quotas;

•	Cost and stability of energy sources;

•	Cost and availability of raw materials;

•	Management’s ability to predict accurately the adequacy of the Company’s present liquidity to meet future requirements;

•	Changes in the Company’s capital expenditures, costs for new store openings or store closings and other business development or expansion costs;

•	Continued solvency of any third parities on leases the Company has guaranteed;

•	Management’s ability to predict the required contributions to the pension plans of the Company;

•	Changes in labor and employee benefit costs, such as increased health care and other insurance costs;

•	Ability to recruit, train and retain effective employees and management in both of the Company’s subsidiaries;

•	The extent and speed of successful execution of strategic initiatives designed to increase sales and profitability of each of the Company’s subsidiaries and the ability to implement new technology; and

•	Unexpected outcomes of any legal proceedings arising in the normal course of business of the Company.

Other factors not identified above also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its fixed interest rate debt obligations. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. As of October 3 2004, the Company had no significant foreign exchange exposure and no outstanding derivative transactions.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company’s significant fixed interest rate debt obligations ($150 million of Senior Notes due at various dates through 2017):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt obligations	$7,143	$7,143	$7,143	$7,143	$7,143	$114,285	$150,000	$170,663
Weighted average interest rate	6.48%	6.48%	6.48%	6.48%	6.48%	7.49%	7.25%

For a more detail description of fair value, refer to the Note entitled “Financial Instruments” of the Notes to Consolidated Financial Statements in Item 8 hereof.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	21
Consolidated Balance Sheets, October 3, 2004 and September 28, 2003	22
Statements of Consolidated Income for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002	23
Statements of Consolidated Stockholders’ Equity and Comprehensive Income for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002	24
Statements of Consolidated Cash Flows for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002	25
Notes to Consolidated Financial Statements	26
Schedule I — Valuation and Qualifying Accounts and Reserves for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited the accompanying consolidated balance sheets of Ruddick Corporation and subsidiaries as of October 3, 2004 and September 28, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 3, 2004. Our audits also included the financial statement schedule “valuation and qualifying accounts and reserves” for each of the years in the three-year period ended October 3, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruddick Corporation and subsidiaries as of October 3, 2004 and September 28, 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended October 3, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the three-year period ended October 3, 2004.

/s/ KPMG LLP

Charlotte, North Carolina
November 2, 2004

CONSOLIDATED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	October 3, 2004	September 28, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$46,579	$63,222
Temporary Investments	60,471	58,343
Accounts Receivable, Net of Allowance For Doubtful Accounts of $3,170 and $3,962	70,007	66,326
Inventories	230,856	214,122
Net Current Deferred Income Tax Benefits	12,809	12,251
Prepaid and Other Current Assets	25,164	25,232
Total Current Assets	445,886	439,496
Property
Land	29,898	32,217
Buildings and Improvements	185,477	179,324
Machinery and Equipment	671,198	640,362
Leasehold Improvements	278,839	253,578
Total, at Cost	1,165,412	1,105,481
Accumulated Depreciation and Amortization	626,301	582,084
Property, Net	539,111	523,397
Investments	58,726	33,706
Goodwill	8,169	8,169
Intangible Assets	6,234	4,515
Other Long-Term Assets	53,866	55,739
Total Assets	$1,111,992	$1,065,022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes Payable	$2,588	$2,667
Current Portion of Long-Term Debt	8,648	31,596
Accounts Payable	148,196	148,369
Federal and State Income Taxes	1,640	147
Accrued Compensation	40,832	38,010
Other Current Liabilities	56,011	53,515
Total Current Liabilities	257,915	274,304
Long-Term Debt	157,639	157,499
Net Long-Term Deferred Income Tax Liabilities	24,589	29,282
Pension Liabilities	60,028	60,808
Other Long-Term Liabilities	54,300	39,106
Minority Interest	7,811	8,758
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock, no par value — Shares Outstanding: 2004 — 46,730,758; 2003 — 46,223,233	56,634	47,749
Retained Earnings	535,188	489,135
Accumulated Other Comprehensive Income	(42,112)	(41,619)
Total Shareholders’ Equity	549,710	495,265
Total Liabilities and Shareholders’ Equity	$1,111,992	$1,065,022

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)

	53 Weeks Ended October 3, 2004	52 Weeks Ended September 28, 2003	52 Weeks Ended September 29, 2002
Net Sales	$2,868,597	$2,724,739	$2,644,198
Cost of Sales	2,035,096	1,947,673	1,889,379
Selling, General and Administrative Expenses	720,703	674,374	653,904
Exit and Impairment Charges	384	580	7,113
Operating Profit	112,414	102,112	93,802
Interest Expense	12,938	12,385	12,568
Interest Income	(2,271)	(1,417)	(1,360)
Investment (Gains) Losses	(981)	(2,419)	(11)
Minority Interest	1,564	1,471	1,013
Income Before Taxes	101,164	92,092	81,592
Income Tax Expense	36,505	32,210	29,609
Net Income	$64,659	$59,882	$51,983

Net Income Per Share:
Basic	$1.39	$1.29	$1.12
Diluted	$1.38	$1.29	$1.12

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	46,489	46,385	46,402
Diluted	46,851	46,463	46,578

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)

	Common Stock Shares (No Par Value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Income
Balance at September 30, 2001	46,319,696	$49,549	$410,665	$(14,861)	$445,353
Exercise of stock options, including tax benefits of $204	134,492	1,578	—	—	1,578
Net earnings	—	—	51,983	—	51,983	$51,983
Dividends ($0.36 a share)	—	—	(16,708)	—	(16,708)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	507	507	507
Minimum pension liability adjustment (net of tax benefit of $16,329)	—	—	—	(25,025)	(25,025)	(25,025)
Balance at September 29, 2002	46,454,188	51,127	445,940	(39,379)	457,688	$27,465
Exercise of stock options, including tax benefits of $102	146,845	1,824	—	—	1,824
Shares purchased and retired	(377,800)	(5,202)	—	—	(5,202)
Net earnings	—	—	59,882	—	59,882	$59,882
Dividends ($0.36 a share)	—	—	(16,687)	—	(16,687)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	1,957	1,957	1,957
Minimum pension liability adjustment (net of tax benefit of $2,739)	—	—	—	(4,197)	(4,197)	(4,197)
Balance at September 28, 2003	46,223,233	47,749	489,135	(41,619)	495,265	$57,642
Exercise of stock options, including tax benefits of $643	507,525	8,897	—	—	8,897
Directors’ stock plan	—	(12)	—	—	(12)
Net earnings	—	—	64,659	—	64,659	$64,659
Dividends ($0.40 a share)	—	—	(18,606)	—	(18,606)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	1,301	1,301	1,301
Minimum pension liability adjustment (net of tax benefit of $515)	—	—	—	(1,794)	(1,794)	(1,794)
Balance at October 3, 2004	46,730,758	$56,634	$535,188	$(42,112)	$549,710	$64,166

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	53 Weeks Ended October 3, 2004	52 Weeks Ended September 28, 2003	52 Weeks Ended September 29, 2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$64,659	$59,882	$51,983
Non-Cash Items Included in Net Income
Depreciation and Amortization	77,415	77,237	75,788
Deferred Taxes	(4,736)	96	3,246
Loss on Sale of Property	2,357	6,061	3,495
Other, Net	1,997	8,589	9,072
Decrease (Increase) in Accounts Receivable	(3,681)	1,973	(6,618)
Decrease (Increase) in Inventories	(16,734)	12,242	(12,081)
Decrease (Increase) in Other Current Assets	69	13	(3,550)
Increase (Decrease) in Accounts Payable	(174)	(12,980)	20,984
Increase (Decrease) in Other Current Liabilities	6,639	4,129	1,454
Increase (Decrease) in Certain Other LT Liabilities	7,918	(6,882)	(471)
Net Cash Provided by Operating Activities	135,729	150,360	143,302

INVESTING ACTIVITIES:
Capital Expenditures	(92,092)	(73,581)	(79,116)
Net Increase in Temporary Investments	(2,129)	(48,823)	(9,520)
Purchase of Other Investments	(31,416)	(22,669)	(4,149)
Cash Proceeds from Sale of Property	12,017	2,669	17,055
COLI, Net	(910)	(2,851)	(1,952)
Other, Net	3,134	(3,702)	141
Net Cash Used in Investing Activities	(111,396)	(148,957)	(77,541)

FINANCING ACTIVITIES:
Net (Payments on) Proceeds from Short-Term Debt Borrowings	(79)	967	—
Net Repayments of Long-Term Revolver Borrowings	—	—	(900)
Proceeds from Long-Term Borrowings	449	1,164	1,577
Payments on Long-Term Debt	(31,417)	(708)	(5,590)
Dividends Paid	(18,606)	(16,687)	(16,708)
Purchase and Retirement of Common Stock	—	(5,202)	—
Proceeds from Stock Issued and Other, Net	8,677	1,863	1,381
Net Cash Used in Financing Activities	(40,976)	(18,603)	(20,240)
Increase (Decrease) in Cash and Cash Equivalents	(16,643)	(17,200)	45,521
Cash and Cash Equivalents at Beginning of Year	63,222	80,422	34,901
Cash and Cash Equivalents at End of Year	$46,579	$63,222	$80,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest	$12,727	$12,797	$12,616
Income Taxes	39,962	29,275	33,401

NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	8,383	2,689	—

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

The Company reviews its investments in entities to determine if such entities are deemed to be variable interest entities (VIE’s) as defined by FIN 46 and FIN 46-R. The Company will consolidate those VIE’s in which the Company is the primary beneficiary of the entity. As of the fiscal year ended on October 3, 2004, the Company concluded that it does not have any VIE’s that required consolidation.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2004 includes 53 weeks and ended on October 3, 2004. Fiscal years 2003 and 2002 each include 52 weeks, and ended on September 28, 2003, and September 29, 2002, respectively.

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

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Property and Depreciation

Property is recorded at cost and is depreciated, using principally the straight-line method, over the following useful lives:

Land improvements	10–40 years
Buildings	15–40 years
Machinery and equipment	3–15 years

Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income. Property categories include $16,911,000 and $14,249,000 of accumulated costs for construction in progress at October 3, 2004 and September 28, 2003, respectively.

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

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

An impairment loss is recognized for any excess of net book value over the estimated fair value of the asset impaired, and recorded as an offset to the asset value. The fair value is estimated based on expected future cash flows or third party valuations, if available.

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

The Company records liabilities for closed stores that are under long-term lease agreements. The liability represents an estimate of the present value of the remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income. The closed store liabilities usually are paid over the lease terms associated with the closed stores, unless settled earlier. Harris Teeter management estimates the subtenant income and future cash flows based on its historical experience and knowledge of (1) the market in which the store is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions.

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

Self-Insurance

The Company is self-insured for most U.S. workers compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company determines the estimated reserve required for U.S. worker compensation claims, general liability and automotive liability by first analyzing the costs of claims incurred and then adjusts such estimates by development factors from published insurance industry sources. The estimated total expected costs of claims incurred is discounted to present values using an appropriate discount factor.

The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported. These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Advertising

Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $1,440,000, $1,634,000 and $1,262,000 in fiscal 2004, 2003 and 2002, respectively. Net advertising expenses of $22,731,000, $22,894,000, and $22,715,000 were included in the Company’s results of operations for fiscal 2004, 2003 and 2002, respectively.

Foreign Currency

Assets and liabilities of foreign operations are translated at the current exchange rates as of the end of the accounting period, and revenues and expenses are translated using average exchange rates. The resulting translation adjustments are accumulated as a component of other comprehensive income in equity.

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

Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders’ equity. The accumulated components of other comprehensive income, net of taxes at October 3, 2004 were additional minimum pension liability of $42,099,000 and foreign currency translation adjustments of $13,000.

Reclassifications

To conform with classifications adopted in the current year, the financial statements for the prior year reflect certain reclassifications, which have no effect on net income.

New Accounting Standards

The Company has adopted various new accounting standards that became effective during fiscal 2004. The adoption of the new standards did not have a material impact on the Company’s results of operations, financial position or cash flows in the reported periods.

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

In December 2003 the FASB issued SFAS No. 132, (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures regarding employers’ pension plans and other postretirement benefit plans in annual and interim reports. Additional disclosures are required for assets, obligations, cash flows, and net periodic benefit costs (refer to Note captioned “Employee Benefit Plans”). The adoption of this Statement required disclosures only and did not impact the Company’s results of operations, financial position or cash flows.

INVENTORIES

Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $15,706,000 and $18,012,000 less than the first-in, first-out (FIFO) cost method at October 3, 2004 and September 28, 2003, respectively. Foreign inventories and limited categories of domestic inventories, totaling $61,782,000 for fiscal 2004 and $54,203,000 for fiscal 2003, are valued on the weighted average and on the FIFO cost methods. At October 3, 2004 (September 28, 2003) the value of finished goods inventory was $206,521,000 ($193,779,000), work in progress was $5,211,000 ($4,002,000) and raw materials and supplies were $19,124,000 ($16,341,000).

GOODWILL

Goodwill is recorded by the Company’s American & Efird textile subsidiary. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has reviewed goodwill for possible impairment, and as a result, there was no impairment charge required in fiscal years 2004 and 2003. Amortization of goodwill during fiscal 2002 impacted operating profit (net income, EPS) by $924,500 ($570,000, $0.01 per diluted share).

INTANGIBLE ASSETS

The carrying amount of intangible assets at October 3, 2004 and September 28, 2003 was as follows (in thousands):

	2004	2003
Non-Amortizing Intangibles — Pension related intangible assets	$3,318	$3,407
Amortizing Intangibles — Customer lists, trademarks and other contracts	2,916	1,108
	$6,234	$4,515

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Amortizing intangibles are recorded by the Company’s American & Efird textile subsidiary, and the non-amortizing intangibles are recorded by the respective corporate and subsidiary companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has reviewed non-amortizing intangible assets for possible impairment, and as a result, there have been no impairment charges required.

COMPANY OWNED LIFE INSURANCE (COLI)

The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company’s consolidated balance sheets. The cash value of the Company’s life insurance policies were $44,115,000 at October 3, 2004 and $44,793,000 at September 28, 2003, and no policy loans were outstanding at either date.

IMPAIRMENT AND EXIT COSTS

During the first half of fiscal 2004 the Company recorded pre-tax charges of $384,000 ($238,000 after tax benefits) related to severance costs paid in connection with the closing of A&E’s thread yarn spinning plant in Maiden, North Carolina.

During fiscal 2003 the Company recorded a pre-tax charge of $580,000 ($360,000 after income tax benefits) related to the announced closing of A&E’s thread yarn spinning plant in Maiden, North Carolina, which occurred in the first quarter of fiscal 2004. The charge related to the impairment of the manufacturing plant being closed.

During fiscal 2002, the Company’s textile subsidiary, American & Efird (A&E), recorded a pre-tax charge of $7,823,000 ($4,825,000 after income taxes) for exit and impairment costs related to the consolidation of industrial thread dyeing and finishing operations into its plant in Mt. Holly, North Carolina and the closing of its dyeing and finishing operations in Gastonia, North Carolina. The pre-tax charge was composed of $7,443,000 for the impairment of the building, machinery, and equipment and $380,000 for the costs of severance benefits (which were settled by the end of fiscal 2003).

LEASES

The Company leases certain equipment under agreements expiring during the next 7 years. Harris Teeter leases most of its stores under leases that expire during the next 28 years. It is expected that such leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 15 years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Rent expense for the fiscal years was as follows (in thousands):

	2004	2003	2002
Minimum, net of sublease income	$64,369	$65,333	$67,932
Contingent	1,204	1,215	1,329
Total	$65,573	$66,548	$69,261

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Future minimum lease commitments (excluding leases assigned — see below) and total minimum sublease rental income to be received under non-cancelable subleases at October 3, 2004 were as follows (in thousands):

	Operating Leases	Subleases	Capital Leases
2005	$64,887	$(1,895)	$1,551
2006	65,842	(1,798)	1,405
2007	64,295	(1,725)	1,419
2008	63,351	(1,430)	1,433
2009	62,223	(901)	1,448
Later years	596,417	(5,792)	25,426
Total minimum lease obligations (receivables)	$917,015	$(13,541)	32,682
Amount representing interest			(21,620)
Present value of net minimum obligation (included with long-term debt)			$11,062

In connection with the closing of certain store locations, Harris Teeter has assigned leases to other merchants with recourse. These leases expire over the next 17 years and the future minimum lease payments totaling $93,535,000 over this period have been assumed by these merchants.

LONG-TERM DEBT

Long-term debt at October 3, 2004 and September 28, 2003 was as follows (in thousands):

	2004	2003
6.48% Senior Note due $7,143 annually March, 2005 through 2011	$50,000	$50,000
7.72% Senior Note due April, 2017	50,000	50,000
7.55% Senior Note due July, 2017	50,000	50,000
Lease financing obligation, variable interest rate, paid off March, 2004	—	30,364
Capital lease obligations	11,062	3,044
Other obligations	5,225	5,687
Total	166,287	189,095
Less current portion	8,648	31,596
Total long-term debt	$157,639	$157,499

Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2005 — $8,648,000; 2006 — $8,393,000; 2007 — $8,124,000; 2008 — $7,936,000; 2009 — $7,752,000.

In the second quarter of 2004, the Company exercised its option to purchase certain real property of primarily three Harris Teeter stores, which were maintained under a leasing arrangement, for $30.4 million. The lease arrangement, with an original expiration date of September 13, 2004, was between the Company and a non-related national bank as owner-trustee and two additional banks as lenders. The total financing costs for these properties was $214,000 in fiscal 2004 and $547,000 in fiscal 2003.

In 2002, the Company and three banks entered into a new revolving credit facility for an aggregate amount of up to $100 million to replace an existing credit facility. Borrowings and repayments under this revolving credit facility are of the same nature as short-term credit lines. During the period from inception to October 3, 2004, there have been no borrowings under the credit facility. The facility has a maturity of three years, plus two annual extensions of one year each if then granted by the banks. As of October 3, 2004, the three banks granted the two annual extensions of the credit facility and thereby established a maturity date of May 14, 2007. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of October 3, 2004, the Company was in compliance with all financial covenants. The Company is charged a variable commitment fee based on the unused balance net of trade and standby letters of credit which were $21,181,000 at October 3, 2004. The commitment fee rate based on the net unused balance was 0.225%, 0.25% and 0.25% for fiscal 2004, 2003 and 2002, respectively.

In fiscal 2002, the amount outstanding on the previous credit facility was $900,000 from the beginning of the year through the repayment date in May, 2002. The daily weighted average interest rate (a variable rate related to the current published CD rate) was 2.4% through the repayment date in fiscal 2002. A commitment fee of 0.15% of the unused line was charged during 2002.

As indicated above, various loan agreements provide, among other things, for the maintenance of minimum levels of consolidated tangible net worth, as defined in the respective agreements. The required minimum consolidated net worth, as defined under the most restrictive provision, was approximately $460.6 million as of October 3, 2004. Consolidated tangible net worth, as defined, exceeded this required minimum by approximately $78.0 million as of October 3, 2004. Future required minimum consolidated tangible net worth is subject to annual increases of 40% of consolidated net income for such year.

Total interest expense on debt and capital lease obligations was $12,938,000, $12,373,000 and $12,135,000 in 2004, 2003 and 2002, respectively.

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

The carrying amounts for certain of the Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company’s significant fixed interest debt obligations ($150 million of Senior Notes due at various dates through 2017) outstanding as of October 3, 2004 was $170,663,000 as compared to its carrying amount of $150,000,000. This estimated fair value is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities.

CAPITAL STOCK

The capital stock of the Company authorized at October 3, 2004 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible Preference Stock, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock. No shares of Preference Stock or Additional Preferred Stock were issued or outstanding at October 3, 2004.

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

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s stock option plans. The stock purchases are effected from time to time and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period. During fiscal 2003, the Company purchased and retired 377,800 shares at a total cost of $5,202,000, or an average price of $13.77 per share. There were no stock purchases during fiscal 2004 or 2002.

STOCK OPTIONS

At October 3, 2004, the Company has 1988, 1993, 1995, 1997, 2000 and 2002 stock option plans, which were approved by the Company’s shareholders and authorized options for 6,300,000 shares of common stock. Under the plans, the Company may grant to officers and management personnel incentive stock options which generally become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and which expire seven years from grant date. Under certain stock option plans, the Company may grant incentive stock options to employees or nonqualified stock options to employees and outside directors. Historically and pursuant to the terms of certain plans, the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors at the time of their initial election to the Board. Under each of the stock option plans, the exercise price of each stock option shall be no less than the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). The plans also allow the Company to grant stock awards such as performance shares and restricted stock. Under the plans, as of October 3, 2004 the Company may grant additional options or stock awards for the purchase of 1,995,000 shares.

A summary of the status of the Company’s stock option plans as of October 3, 2004, September 28, 2003 and September 29, 2002, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,279	$16.07	2,089	$16.15	1,797	$15.88
Granted	622	16.89	464	14.44	575	15.84
Exercised	(530)	16.33	(163)	11.98	(161)	11.17
Forfeited	(42)	16.18	(111)	16.75	(122)	17.43
Outstanding at end of year	2,329	$16.23	2,279	$16.07	2,089	$16.15
Options exercisable at year end	972	$17.08	1,138	$17.21	933	$16.77

The following table summarizes options outstanding and options exercisable as of October 3, 2004, and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

	Options Outstanding			Options Exercisable
Option Price per Share	Shares Outstanding	Remaining Life	Price	Shares Exercisable	Price
$11.50 to $15.58	651	4.6	$13.43	216	$13.05
15.58 to 16.88	1,038	5.6	16.43	169	15.93
16.88 to 20.28	640	1.8	18.76	587	18.89
$11.50 to $20.28	2,329	4.3	16.23	972	17.08

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The weighted average fair value at date of grant for options granted during fiscal 2004, 2003 and 2002 was $4.00, $3.50 and $4.09 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	5.4	5.1	5.1
Risk-free interest rate	3.25%	3.14%	3.71%
Volatility	27.63%	29.61%	30.33%
Dividend yield	2.33%	2.30%	2.30%

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the stock options granted in fiscal 2004, 2003 or 2002. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of these statements, the Company’s pro forma net income and basic and diluted net income per share would have been as follows (in thousands, except per share data):

	2004	2003	2002
Net Income — as reported	$64,659	$59,882	$51,983
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of taxes	(1,136)	(991)	(1,031)
Net Income — proforma	$63,523	$58,891	$50,952

Net Income Per Share —
Basic — as reported	$1.39	$1.29	$1.12
— pro forma	1.37	1.27	1.10
Diluted — as reported	1.38	1.29	1.12
— pro forma	1.36	1.27	1.09

The pro forma effect on net income for prior years is not necessarily representative of the pro forma effect on net income in future years.

INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	2004	2003	2002
CURRENT
Federal	$31,928	$22,845	$21,832
State and other	9,313	9,269	4,531
	41,241	32,114	26,363
DEFERRED
Federal	(2,609)	1,357	2,514
State and other	(2,127)	(1,261)	732
	(4,736)	96	3,246
Provision for income taxes	$36,505	$32,210	$29,609

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income from foreign operations before income taxes in fiscal 2004, 2003 and 2002 was $4,724,000, $4,207,000 and $1,010,000, respectively. Income taxes provided for income from foreign operations in fiscal 2004, 2003 and 2002 was $1,576,000, $1,546,000 and $699,000, respectively, including the minority interest in such taxes.

Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2004	2003	2002
Income tax on pre-tax income at the statutory federal rate of 35%	$35,407	$32,232	$28,557
Increase (decrease) attributable to:
State and other income taxes, net of federal income tax benefit	4,663	3,512	3,486
Employee Stock Ownership Plan (ESOP)	(1,404)	(1,065)	(843)
COLI	(1,388)	(974)	(943)
Other items, net	(773)	(1,495)	(648)
Income tax expense	$36,505	$32,210	$29,609

The tax effects of temporary differences giving rise to the Company’s consolidated deferred tax assets and liabilities at October 3, 2004 and September 28, 2003 are as follows (in thousands):

	2004	2003
Deferred Tax Assets (no valuation allowance considered necessary):
Employee benefits	$20,868	$20,501
Reserves not currently deductible	13,111	14,376
Vendor allowances	5,795	6,322
Rent obligations	12,198	9,502
Other	3,456	2,614
Total deferred tax assets	$55,428	$53,315

Deferred Tax Liabilities:
Property, plant and equipment	$(57,540)	$(57,953)
Undistributed earnings of foreign subsidiaries	(3,915)	(4,859)
Other	(5,753)	(7,534)
Total deferred tax liabilities	$(67,208)	$(70,346)

Undistributed earnings of the Company’s foreign subsidiaries amount to approximately $23.2 million at October 3, 2004. Of those earnings, approximately $12.8 million are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal taxes and withholding taxes payable to the various foreign countries of approximately $4.8 million (less any applicable U.S. foreign tax credits).

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

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Summarized financial information for fiscal 2004, 2003 and 2002 is as follows (in millions):

	Industrial Thread	Retail Grocery	Corporate(1)	Consolidated
2004
Net Sales	$296.2	$2,572.4		$2,868.6
Gross Profit	77.6	755.9		833.5
Operating Profit (Loss)	13.1	104.4	$(5.1)	112.4
Assets Employed at Year End	265.1	697.5	149.4	1,112.0
Depreciation and Amortization	17.5	58.5	1.4	77.4
Capital Expenditures	8.1	83.9	0.1	92.1

2003
Net Sales	$293.1	$2,431.6		$2,724.7
Gross Profit	73.9	703.2		777.1
Operating Profit (Loss)	13.6	93.6	$(5.1)	102.1
Assets Employed at Year End	259.1	660.1	148.0	1,067.2
Depreciation and Amortization	17.9	57.8	1.5	77.2
Capital Expenditures	9.2	64.4	—	73.6

2002
Net Sales	$294.5	$2,349.7		$2,644.2
Gross Profit	77.1	677.7		754.8
Operating Profit (Loss)	12.5	88.8	$(7.5)	93.8
Assets Employed at Year End	279.4	684.4	75.1	1,038.9
Depreciation and Amortization	19.4	55.0	1.4	75.8
Capital Expenditures	7.8	66.6	4.7	79.1

(1)	Corporate Operating Profit (Loss) includes a portion of compensation and benefits of holding company employees and certain other costs that are not related to the operating companies. Operating profit of the operating companies include all direct expenses and the common expenses incurred by the holding company on behalf of its operating subsidiaries. Corporate Assets Employed include property, equipment, cash and investment assets, and net cash surrender value of Company-owned life insurance.

Geographic information for the Company’s fiscal years is based on the operating locations where the items were produced or distributed as follows (in thousands):

	2004	2003	2002
Net Revenues — Domestic United States	$2,711,164	$2,572,987	$2,506,805
Net Revenues — Foreign	157,433	151,752	137,393
	$2,868,597	$2,724,739	$2,644,198

Net Long-Lived Assets — Domestic United States	$519,862	$505,102	$511,562
Net Long-Lived Assets — Foreign	31,252	32,924	30,836
	$551,114	$538,026	$542,398

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

EMPLOYEE BENEFIT PLANS

Substantially all domestic full-time employees of the Company and its subsidiaries participate in non-contributory defined benefit pension plans. Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. The Company also has an unfunded, non-qualified supplemental executive retirement plan for certain officers. Employee retirement benefits under the various plans are a function of both the years of service and compensation for a specified period of time before retirement. The Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

The Company uses September 30th as the measurement date for its Company-sponsored defined benefit pension plans.

The following table sets forth the change in benefit obligation and plan assets, as well as the defined benefit plans’ funded status and amounts recognized in the Company’s consolidated balance sheets at October 3, 2004 and September 28, 2003 for the pension plan and the supplemental retirement plan (in thousands):

	Pension Plan		Supplemental Plan
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at the beginning of year	$220,078	$189,649	$23,402	$19,747
Service cost	10,947	8,982	481	552
Interest cost	13,260	12,188	1,329	1,327
Plan change	—	—	258	—
Actuarial loss	14,490	17,754	1,996	2,921
Benefits paid	(8,104)	(8,495)	(1,261)	(1,145)
Pension benefit obligation at end of year	250,671	220,078	26,205	23,402
Change in plan assets:
Fair value of assets at the beginning of year	148,949	120,631	—	—
Actual return on plan assets	12,838	15,857	—	—
Employer contribution	22,200	22,000	1,261	1,145
Benefits paid	(8,104)	(8,495)	(1,261)	(1,145)
Non-investment expenses	(1,325)	(1,044)	—	—
Fair value of assets at end of year	174,558	148,949	—	—
Funded status	(76,113)	(71,129)	(26,205)	(23,402)
Unrecognized net actuarial loss	102,780	93,631	8,421	6,762
Unrecognized prior service cost	1,169	1,384	2,149	2,023
Prepaid (accrued) benefit cost	$27,836	$23,886	$(15,635)	$(14,617)
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(40,924)	$(42,170)	$(19,104)	$(18,571)
Intangible pension asset	1,169	1,384	2,149	2,023
Accumulated other comprehensive income	67,591	64,672	1,320	1,931
Net amount recognized	$27,836	$23,886	$(15,635)	$(14,617)

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company’s pension plans had accumulated benefit obligations in excess of the fair value of plan assets. Selected information concerning these plans is a follows (in thousands):

	Pension Plan		Supplemental Plan
	2004	2003	2004	2003
Projected benefit obligation	$250,671	$220,078	$26,205	23,402
Accumulated benefit obligation	215,482	191,119	19,105	18,571
Fair value of plan assets	174,558	148,949	—	—

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded pension assets. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as a component of other comprehensive income and included in the Statements of Consolidated Stockholders’ Equity and Comprehensive Income.

Net periodic pension expense for defined benefit plans for fiscal 2004, 2003 and 2002 included the following components (in thousands):

	Pension Plan
	2004	2003	2002
Service cost	$10,947	$8,982	$6,787
Interest cost	13,260	12,188	11,323
Expected return on plan assets	(13,229)	(11,976)	(10,831)
Amortization of prior service cost	215	168	243
Recognized net actuarial loss	7,056	4,203	1,665
Net periodic pension expense	$18,249	$13,565	$9,187

	Supplemental Plan
	2004	2003	2002
Service cost	$481	$552	$367
Interest cost	1,329	1,327	1,378
Amortization of prior service cost	133	131	134
Recognized net actuarial loss	337	202	557
Net periodic pension expense	$2,280	$2,212	$2,436

Net periodic pension expense for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The following table summarizes the assumptions utilized:

	2004	2003	2002
Weighted Average Discount Rate (both Plans)	5.75%	6.00%	6.50%
Rate of Increase in Future Payroll Costs:
Pension Plan	3.5%–4.0%	3.5%–4.0%	3.5%–4.0%
Supplemental Plan	6.0%	6.0%	6.0%
Assumed Long-Term Rate of Return on Assets (Pension Plan only)	8.25%	8.25%	8.25%

Discount rates are based on the expected timing and amounts of the expected employer paid benefits. Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon the plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term is based.

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The supplemental plan is unfunded, with benefit payments being made from the Company’s general assets. Assets of the pension plan are invested in directed trusts. Assets in the directed trusts as of the fiscal year end were invested as follows:

Asset Class	2004	2003
Fixed income	38.6%	46.0%
Large cap domestic equities	33.4	35.0
Small cap domestic equities	11.2	11.2
International equities	5.7	5.4
Tactical asset allocation fund	8.7	—
Guaranteed investment contracts	0.8	0.9
Cash equivalents	1.6	1.5
	100%	100%

Investments in the pension trust are overseen by the Retirement Plan Committee which is made up of officers of the company and directors. The plan assets are split into two segments: the Strategic Allocation segment over which the Committee will retain responsibility for directing and monitoring asset allocation, and the Tactical Allocation segment which will be directed by an appropriate advisor selected by the Committee. The Tactical Allocation assets are targeted at approximately 8% of total plan assets.

The Company has developed an Investment Policy Statement based on the need to satisfy the long-term liabilities of the Company’s pension plan. The Company seeks to maximize return with reasonable and prudent levels of risk. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Asset guidelines for the Strategic Allocation segment (or approximately 92% of the plan assets) are as follows:

Asset Class	Minimum Exposure	Target	Maximum Exposure
Investment grade fixed income and cash equivalents	40.0%	50.0%	60.0%
Domestic equities:	35.0	45.0	55.0
Large cap value	5.0	15.0	25.0
Large cap growth	3.0	8.0	18.0
Large cap core	6.0	12.0	18.0
Small cap value	0.0	5.0	10.0
Small cap growth	0.0	5.0	10.0
International equities:	0.0	5.0	10.0
International growth	0.0	2.5	5.0
International value	0.0	2.5	5.0

Managers are expected to generate a total return consistent with their philosophy, offer protection in down markets and achieve a rate of return which ranks in the top 40% of a universe of similarly managed portfolios and outperforms a target index, net of expenses, over rolling three year periods.

The Investment Policy Statement contains the following guidelines:

—	Categorical restrictions such as limiting the average weighted duration of fixed income investments, limiting the aggregate amount of American Depository Receipts (ADRs), no direct foreign currency speculation, limited foreign exchange contracts, and limiting the use of derivatives;

—	Portfolio restrictions that address such things as investment restrictions, proxy voting, and brokerage arrangements; and

—	Asset class restrictions that address such things as single security or sector concentration, capitalization limits and minimum quality standards.

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Since the Company’s supplemental plan is unfunded, the contributions to this plan is equal to the benefit payments made during the year. The Company expects to contribute $20.0 million for the pension plan and approximately $1.3 million for the supplemental plan during fiscal 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company’s defined benefit pension plans (in thousands):

	Pension Plan	Supplemental Plan
2005	$8,541	$1,294
2006	9,112	1,339
2007	9,767	1,326
2008	10,534	1,310
2009	11,268	1,293
Years 2010–2014	73,151	7,293

The Company also has an Employee Stock Ownership Plan (“ESOP”) for eligible employees. Under the ESOP the Company provides cash contributions, as determined by the Board of Directors, to a trust for the purpose of purchasing shares of the Company’s common stock on the open market. Such contributions are based on the Company’s net income for the fiscal year as a percentage of average shareholders’ equity. The total amount contributed is comprised of a base contribution of 1.5% of participants’ eligible compensation and an additional contribution of up to 3.5% of eligible compensation. At October 3, 2004, approximately 17% of the Company’s common shares outstanding were owned by employees as participants in the ESOP.

The Company also sponsors the Ruddick Savings Plan which is a defined contribution retirement plan that was authorized for the purpose of providing retirement benefits for employees of the Company. The Ruddick Savings Plan is a salary deferral plan pursuant to Section 401(k) of the Internal Revenue Code. The Company provides a matching contribution based on the amount of eligible compensation contributed by the associate.

The Company has certain deferred compensation arrangements which allow, or allowed in prior years, its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. These arrangements include (1) a directors’ compensation deferral plan, funded in a rabbi trust, the benefit and payment under such plan being determined by the Company’s common stock, (2) a key management deferral plan, unfunded, the benefit liability under such plan determined on the basis of the performance of selected market investment indices, and (3) other compensation deferral arrangements, unfunded and only available to directors and select key management in prior years, the benefit liability for which is determined based on fixed rates of interest.

The Company’s textile subsidiary maintains a profit sharing plan for most of its domestic employees. American & Efird provides discretionary cash contributions, as determined by its management and board based on annual profitability measures, to a trust for the benefit of the participants, who may elect to withdraw such benefit at any time.

Expenses under the ESOP, as well as the profit sharing, deferred compensation and other plans, were as follows (in thousands):

	2004	2003	2002
ESOP	$8,717	$7,371	$8,059
Profit sharing and other	3,791	3,518	8,573

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

COMPUTATION OF EARNINGS PER SHARE (EPS)

The following table details the computation of EPS for fiscal 2004, 2003 and 2002 (in thousands except per share data):

	2004	2003	2002
Basic EPS:
Net income	$64,659	$59,882	$51,983
Weighted average common shares outstanding	46,489	46,385	46,402
Basic EPS	$1.39	$1.29	$1.12

Diluted EPS:
Net income	$64,659	$59,882	$51,983
Weighted average common shares outstanding	46,489	46,385	46,402
Potential common share equivalents	362	78	176
Weighted average common shares outstanding	46,851	46,463	46,578
Diluted EPS	$1.38	$1.29	$1.12

Calculation of potential common share equivalents:
Options to purchase potential common shares	2,007	805	1,118
Potential common shares assumed purchased	(1,645)	(727)	(942)
Potential common share equivalents	362	78	176

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$31,482	$10,585	$15,329
Common stock price used under the treasury stock method	$19.14	$14.55	$16.27
Potential common shares assumed purchased	1,645	727	942

Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 512,000 shares, 1,511,000 shares and 1,008,000 shares for the years ended October 3, 2004, September 28, 2003 and September 29, 2002, respectively.

COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

See “Leases” above in this Item 8 for additional commitments and contingencies.

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

QUARTERLY INFORMATION (UNAUDITED)

The Company’s stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004 Operating Results
Net Sales	$692.4	$700.8	$702.7	$772.7
Gross Profit	196.0	207.3	206.1	224.1
Net Income(1)	13.8	15.9	17.0	17.9
Net Income Per Share	0.30	0.34	0.36	0.38
Dividend Per Share	0.10	0.10	0.10	0.10
Market Price Per Share
High	17.99	20.48	22.27	22.45
Low	15.50	17.66	19.52	18.56

2003 Operating Results
Net Sales	$678.4	$685.2	$685.0	$676.1
Gross Profit	191.8	196.1	194.0	195.2
Net Income(2)	13.0	14.4	16.1	16.4
Net Income Per Share(2)	0.28	0.31	0.35	0.35
Dividend Per Share	0.09	0.09	0.09	0.09
Market Price Per Share
High	16.06	14.30	16.00	17.22
Low	13.40	11.95	12.30	15.49

(1)	Includes the effects of pre-tax exit and impairment costs totaling $384,000 ($238,000 after tax benefits) in the first quarter of 2004 as more fully described in the note “Impairment and Exit Costs.”

(2)	Includes the effects of pre-tax exit and impairment costs totaling $580,000 ($360,000 after tax benefits, or $0.01 per diluted share) in the fourth quarter of 2003, as more fully described in the note “Impairment and Exit Costs.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. As of October 3, 2004, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting. During the Company’s fourth fiscal quarter of 2004, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

For information regarding executive officers, refer to “Executive Officers of the Registrant” in Item 4A hereof. Other information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”).

Code of Ethics and Code of Business Conduct and Ethics

The Company has adopted a written Code of Ethics (the “Code of Ethics”) that applies to our President and Chief Executive Officer, Vice President-Finance and Chief Financial Officer and our Vice President and Treasurer. The Company has also adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. Each of our operating subsidiaries maintains a code of ethics tailored to their businesses. The Code of Ethics and Code of Conduct are available on the Company’s website, www.ruddickcorp.com, under the “Corporate Governance” caption, and print copies are available to any shareholder that requests a copy. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company’s website promptly following the date of such amendment or waiver. Information on the Company’s website, however, does not form a part of this Form 10-K.

Corporate Governance Guidelines and Committee Charters

In furtherance of its longstanding goal of providing effective governance of the Company’s business and affairs for the benefit of shareholders, the Board of Directors of the Company has approved Corporate Governance Guidelines. The Guidelines contain general principles regarding the functions of the Company’s Board of Directors. The Guidelines are available on the Company’s website referenced above and print copies are available to any shareholder that requests a copy. In addition, committee charters for the Company’s Audit Committee, Compensation and Special Stock Option Committee and Corporate Governance and Nominating Committee are also included on the Company’s website.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Directors’ Fees and Attendance” and “Executive Compensation” in the Registrant’s 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of October 3, 2004 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Plan category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,328,763	$16.23	1,994,750
Equity compensation plans not approved by security holders	–0–	–0–	–0–
Total	2,328,763	$16.23	1,994,750

(1)	The table does not include information regarding the Ruddick Corporation Director Deferral Plan, which permits the deferral of the payment of the annual fee and the regular board meeting fees. The deferred fees are converted into a number of shares of common stock with a fair market value equal to the value of the retainer or fees deferred, and such number of shares are then credited to the director’s account (along with the amount of any dividends or stock distributions) in the form of phantom stock units. At the time a participant in the plan ceases to be a director, shares of common stock or cash, in the discretion of the Compensation Committee, will be distributed to the participant or a designated beneficiary. On October 3, 2004, there were 62,831 phantom stock units allocated pursuant to this plan.

Additional information required by this item is incorporated herein by reference to the sections entitled “Principal Shareholders” and “Election of Directors-Beneficial Ownership of Company Stock” in the Registrant’s 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Registrant’s 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Selection of Independent Public Accountants” in the Registrant’s 2005 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:	Page
	Report of Independent Registered Public Accounting Firm	21
	Consolidated Balance Sheets, October 3, 2004 and September 28, 2003	22
	Statements of Consolidated Income for the fiscal years ended October 3, 2004, September 28, 2003, and September 29, 2002	23
	Statements of Consolidated Stockholders’ Equity and Comprehensive Income for the fiscal years ended October 3, 2004, September 28, 2003, and September 29, 2002	24
	Statements of Consolidated Cash Flows for the fiscal years ended October 3, 2004, September 28, 2003, and September 29, 2002	25
	Notes to Consolidated Financial Statements	26
(2)	Financial Statement Schedules: The following report and financial statement schedules are filed herewith:
	Schedule I — Valuation and Qualifying Accounts and Reserves	S-1
	All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.
(3)	Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit Number	Description of Exhibits
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

4.1*
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

Exhibit Number	Description of Exhibits
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
The Company has other long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Commission upon request.

10.1*
Description of Incentive Compensation Plans, incorporated herein by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996 (Commission No. 1-6905).**

10.2*
Supplemental Executive Retirement Plan of Ruddick Corporation, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.3*
Resolutions adopted by the Board of Directors of the Company and the Plan’s Administrative Committee with respect to benefits payable under the Company’s Supplemental Executive Retirement Plan to Alan T. Dickson and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.4*
Deferred Compensation Plan for Key Employees of Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.5*
1988 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (Commission File No.1-6905).**

10.6*
1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

10.7*
Description of the Ruddick Corporation Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.8*
Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.9*
Rights Agreement dated November 16, 2000 by and between the Company and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

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

Exhibit Number	Description of Exhibits
10.12*
Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and Roddey Dowd, Sr., incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

10.13*
Ruddick Corporation Nonstatutory Stock Option Agreement Between the Company and James E.S. Hynes, incorporated herein by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 (Commission File No. 1-6905).**

10.14*
Ruddick Corporation 1995 Comprehensive Stock Option Plan (the “1995 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.15*
Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan (the “1997 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

10.16*
Ruddick Corporation Director Deferred Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.17*
Ruddick Corporation Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.18*
Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan (the “2000 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.19*
Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-6905)**

10.20*
Ruddick Corporation Flexible Deferral Plan, incorporated herein by reference to Exhibit 10.22 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002 (Commission File No. 1-6905).**

10.21*
Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan (the “2002 Plan”), incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905)**

10.22*
Form of Ruddick Corporation Non-Employee Director Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.23*
Form of Ruddick Corporation Incentive Stock Option Award Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.24*
Form of Ruddick Corporation Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.25*
Form of Ruddick Corporation Restricted Stock Award Agreement for use in connection with the 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.26+	Summary of Executive Bonus Insurance Plan.**

Exhibit Number	Description of Exhibits
10.27+	Summary of Non-Employee Director Compensation.**
21+	List of Subsidiaries of the Company.
23+	Consent of Independent Registered Public Accounting Firm.
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

**	Indicates management contract or compensatory plan required to be filed as an Exhibit.

+	Indicates exhibits filed herewith and follow the signature pages.

(b)	Exhibits See (a) (3) above.

(c)	Financial Statement Schedules See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION (Registrant)
Dated: November 30, 2004	By: /s/ THOMAS W. DICKSON Thomas W. Dickson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ THOMAS W. DICKSON Thomas W. Dickson	President and Chief Executive Officer and Director (Principal Executive Officer)	November 30, 2004
/s/ JOHN B. WOODLIEF John B. Woodlief	Vice President — Finance and Chief Financial Officer (Principal Financial Officer)	November 30, 2004
s/ RONALD H. VOLGER Ronald H. Volger	Vice President and Treasurer (Principal Accounting Officer)	November 30, 2004
/s/ JOHN R. BELK John R. Belk	Director	November 30, 2004
/s/ EDWIN B. BORDEN, JR. Edwin B. Borden, Jr.	Director	November 30, 2004
/s/ JOHN P. DERHAM CATO John P. Derham Cato	Director	November 30, 2004
/s/ ALAN T. DICKSON Alan T. Dickson	Chairman of the Board and Director	November 30, 2004
/s/ R. STUART DICKSON R. Stuart Dickson	Chairman of the Executive Committee and Director	November 30, 2004
/s/ JAMES E. S. HYNES James E. S. Hynes	Director	November 30, 2004
/s/ ANNA S. NELSON Anna S. Nelson	Director	November 30, 2004
/s/ BAILEY W. PATRICK Bailey W. Patrick	Director	November 30, 2004
/s/ ROBERT H. SPILMAN, JR. Robert H. Spilman, Jr.	Director	November 30, 2004
/s/ HAROLD C. STOWE Harold C. Stowe	Director	November 30, 2004
/s/ ISAIAH TIDWELL Isaiah Tidwell	Director	November 30, 2004

SCHEDULE I

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
September 29, 2002, September 28, 2003
and October 3, 2004 (in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF FISCAL YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		BALANCE AT END OF PERIOD
Fiscal Year Ended September 29, 2002:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$2,933	$1,263	$710	*	$3,486
Reserves For Exit Costs	$6,532	$(710)	$5,010		$812

Fiscal Year Ended September 28, 2003:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$3,486	$1,436	$960	*	$3,962
Reserves For Exit Costs	$812	—	$444		$368

Fiscal Year Ended October 3, 2004:
Reserves deducted from assets to which they apply —
Allowance For Doubtful Accounts	$3,962	$953	$1,745	*	$3,170
Reserves For Exit Costs	$368	—	$230		$138

*	Represents accounts receivable balances written off as uncollectible, less recoveries.

S-1