Form 10-Q
period 2005-01-02
RUDDICK CORP
filed 2005-02-11
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of February 7, 2005

Common Stock	47,124,737 shares

RUDDICK CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)

	January 2, 2005	October 3, 2004

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$49,540	$46,579
Temporary Investments	60,311	60,471
Accounts Receivable, Net	70,802	70,007
Inventories	236,754	230,856
Net Current Deferred Income Tax Benefits	13,206	12,809
Prepaid and Other Current Assets	22,464	25,164

Total Current Assets	453,077	445,886
PROPERTY, NET	537,203	539,111
INVESTMENTS	63,348	58,726
GOODWILL	8,169	8,169
INTANGIBLE ASSETS	6,125	6,234
OTHER LONG-TERM ASSETS	55,484	53,866

Total Assets	$1,123,406	$1,111,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes Payable	$4,026	$2,588
Current Portion of Long-Term Debt	8,587	8,648
Accounts Payable	140,066	148,196
Federal and State Income Taxes	11,952	1,640
Accrued Compensation	25,013	40,832
Other Current Liabilities	57,460	56,011

Total Current Liabilities	247,104	257,915
LONG-TERM DEBT	157,389	157,639
NET LONG-TERM DEFERRED INCOME TAX LIABILITIES	22,459	24,589
PENSION LIABILITIES	65,476	60,028
OTHER LONG-TERM LIABILITIES	54,747	54,300
MINORITY INTEREST	8,096	7,811
SHAREHOLDERS’ EQUITY:
Common Stock - shares outstanding: 47,093,745 at January 2, 2005 and 46,730,758 at October 3, 2004	62,352	56,634
Retained Earnings	546,638	535,188
Accumulated Other Comprehensive Income	(40,855)	(42,112)

Shareholders’ Equity	568,135	549,710

Total Liabilities and Shareholders’ Equity	$1,123,406	$1,111,992

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	13 WEEKS ENDED

	January 2, 2005	December 28, 2003
NET SALES
Harris Teeter	$655,231	$624,652
American & Efird	71,661	67,713

Total	726,892	692,365

COST OF SALES
Harris Teeter	463,648	445,313
American & Efird	54,063	51,020

Total	517,711	496,333

GROSS PROFIT
Harris Teeter	191,583	179,339
American & Efird	17,598	16,693

Total	209,181	196,032

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Harris Teeter	162,452	153,548
American & Efird	16,077	15,355
Corporate	1,250	1,656

Total	179,779	170,559

EXIT AND IMPAIRMENT CHARGES
American & Efird	—	369

OPERATING PROFIT (LOSS)
Harris Teeter	29,131	25,791
American & Efird	1,521	969
Corporate	(1,250)	(1,656)

Total	29,402	25,104

OTHER EXPENSE (INCOME)
Interest expense	3,274	3,179
Interest income	(538)	(273)
Net investment (gains) losses	(193)	(249)
Minority interest	285	341

Total	2,828	2,998

INCOME BEFORE TAXES	26,574	22,106
INCOME TAXES	9,945	8,324

NET INCOME	$16,629	$13,782

NET INCOME PER SHARE:
Basic	$0.35	$0.30
Diluted	$0.35	$0.30
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	46,889	46,264
Diluted	47,369	46,440
DIVIDENDS DECLARED PER SHARE - Common	$0.11	$0.10

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share amounts)

	Common Stock Shares (No Par Value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Income

Balance at September 28, 2003	46,223,233	$47,749	$489,135	$(41,619)	$495,265
Exercise of stock options, including tax benefits	68,829	931	—	—	931
Net earnings	—	—	13,782	—	13,782	$13,782
Dividends ($0.10 a share)	—	—	(4,628)	—	(4,628)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	1,041	1,041	1,041

Balance at December 28, 2003	46,292,062	$48,680	$498,289	$(40,578)	$506,391	$14,823

Balance at October 3, 2004	46,730,758	$56,634	$535,188	$(42,112)	$549,710
Exercise of stock options, including tax benefits	288,297	5,556	—	—	5,556
Directors’ deferral plan	—	1	—	—	1
Restricted stock awards	74,690	161	—	—	161
Net earnings	—	—	16,629	—	16,629	$16,629
Dividends ($0.11 a share)	—	—	(5,179)	—	(5,179)
Foreign currency translation adjustment (net of tax of $67)	—	—	—	1,257	1,257	1,257

Balance at January 2, 2005	47,093,745	$62,352	$546,638	$(40,855)	$568,135	$17,886

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 WEEKS ENDED

	January 2, 2005	December 28, 2003

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$16,629	$13,782
Non-Cash Items Included in Net Income
Depreciation and Amortization	18,963	18,868
Deferred Taxes	(2,527)	(862)
Net Gain on Sale of Property	(791)	(1,335)
Other, Net	1,807	1,785
Increase in Current Assets	(3,993)	(14,049)
Decrease in Current Liabilities	(12,188)	(9,701)
Increase in Certain Long-Term Liabilities	5,682	5,569

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,582	14,057

INVESTING ACTIVITIES
Net Decrease in Temporary Investments	160	799
Capital Expenditures	(17,437)	(12,936)
Purchase of Other Investments	(8,544)	(14,087)
Cash Proceeds from Sale of Property and Partnership Distributions	5,676	3,428
Company-Owned Life Insurance, Net	(1,545)	(1,555)
Other, Net	(61)	430

NET CASH USED IN INVESTING ACTIVITIES	(21,751)	(23,921)

FINANCING ACTIVITIES
Net Proceeds from (Payments on) Short-Term Borrowings	1,438	(197)
Payments on Long-Term Debt	(258)	(175)
Dividends Paid	(5,179)	(4,628)
Proceeds from Stock Issued	5,185	879
Other, Net	(56)	(147)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,130	(4,268)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,961	(14,132)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,579	63,222

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,540	$49,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$3,259	$3,103
Income Taxes	$1,653	$1,705
Non-Cash Transactions During the Period for:
Assets Acquired Under Capital Leases	$—	$3,574

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

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented.  The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on December 2, 2004.

The Company’s Consolidated Condensed Balance Sheet as of October 3, 2004 has been derived from the audited Consolidated Balance Sheet as of that date.  The results of operations for the 13 weeks ended January 2, 2005 are not necessarily indicative of results for a full year.

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

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares.  Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options and stock awards.  There are no other dilutive securities or potential common share equivalents. The following table details the computation of EPS (in thousands except per share data):

	13 WEEKS ENDED

	January 2, 2005	December 28, 2003

Basic EPS:
Net income	$16,629	$13,782

Weighted average common shares outstanding	46,889	46,264

Basic EPS	$0.35	$0.30

Diluted EPS:
Net income	$16,629	$13,782

Weighted average common shares outstanding	46,889	46,264
Potential common share equivalents	480	176

Weighted average common shares outstanding	47,369	46,440

Diluted EPS	$0.35	$0.30

	13 WEEKS ENDED

	January 2, 2005	December 28, 2003

Calculation of potential common share equivalents:
Options to purchase potential common shares	2,146	1,319
Weighted shares outstanding -- stock awards	8	—
Potential common shares assumed purchased	(1,674)	(1,143)

Potential common share equivalents	480	176

Calculation of potential common shares assumed purchased:
Potential proceeds from exercise of options to purchase common shares	$35,221	$19,019
Weighted unamortized expense – stock awards	160	—

	$35,381	$19,019
Common stock price used under the treasury stock method	$21.13	$16.65
Potential common shares assumed purchased	1,674	1,143

For the quarter ended January 2, 2005, there were 31,000 restricted shares (calculated on a weighted average outstanding basis) and no stock options excluded from the calculation of potential common share equivalents.  For the quarter ended December 28, 2003, outstanding options to purchase 1,181,000 shares were excluded from the calculation of potential common share equivalents. There were no restricted stock awards outstanding in the quarter ended December 28, 2003.

Exit and Impairment Costs
During the fourth quarter of fiscal 2003, the Company announced the closing of one of A&E’s thread yarn spinning plants in Maiden, NC. In connection with this closing, the Company recorded pre-tax exit charges of $369,000 ($228,000 after tax benefits) in the first quarter of fiscal 2004 for related severance costs.

During fiscal 2001 the Company recorded charges for exit and impairment costs related to the sale of 26 Harris Teeter stores in certain of its non-core markets.  As of January 2, 2005, the remaining balance of all exit cost reserves, primarily related to lease liabilities, was $94,000 ($139,000 at October 3, 2004).

Employee Benefit Plans
The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded supplemental plan) for the first quarters of fiscal 2005 and 2004 (in thousands):

	13 WEEKS ENDED

PENSION PLAN	January 2, 2005	December 28, 2003

Service cost	3,041	$2,836
Interest cost	3,524	3,488
Expected return on plan assets	(3,625)	(3,552)
Amortization of prior service cost	53	45
Recognized net actuarial loss	2,061	1,654

Net periodic benefit cost	$5,054	$4,471

	13 WEEKS ENDED

SUPPLEMENTAL PLAN	January 2, 2005	December 28, 2003

Service cost	$176	$120
Interest cost	367	332
Amortization of prior service cost	34	33
Recognized net actuarial loss	140	85

Net periodic benefit cost	$717	$570

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on December 2, 2004, the Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions.  The Company presently anticipates contributing approximately $20 million to its pension plan in the third quarter of fiscal 2005.  This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Since the Company’s supplemental plan is unfunded, the contributions to this plan is equal to the benefit payments made during the year.  The Company has contributed $323,000 in the first quarter of fiscal 2005, and anticipates contributing approximately $970,000 more for expected future benefit payments during the remainder of fiscal 2005.

Stock Awards
In November 2004, the Board of Directors approved 150,100 stock awards to eligible employees in lieu of stock options.  The awards were apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting over a five-year period of continued employment) and 50% as a variable award, based on the attainment of certain performance targets for fiscal 2005. If the performance targets are met, the variable awards will be issued as restricted stock and vest over four years of continued employment. The awards are being expensed over the five-year service period of the employees. In the first quarter of 2005, the Company recorded compensation expense of $161,000 related to the awards.

Stock Options
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company continues to record compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25. Compensation cost of stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period.  Since the exercise price has historically been set at the market value on the grant date, there is no compensation cost when the stock options are granted.

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net income and net income per share would have been as follows (in thousands, except for per share data):

	13 WEEKS ENDED

	January 2, 2005	December 28, 2003

Net income, as reported	$16,629	$13,782
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(197)	(279)

Pro forma net income	$16,432	$13,503

Earnings per share:
Basic - as reported	$0.35	$0.30

Basic - pro forma	$0.35	$0.29

Diluted - as reported	$0.35	$0.30

Diluted - pro forma	$0.35	$0.29

During the 13 weeks ended January 2, 2005, stock awards were given in lieu of stock options (refer to Stock Awards note above).  The weighted average fair value of options granted during the 13 weeks ended December 28, 2003 was $4.00 per option and was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life (years)	5.4
Risk-free interest rate	3.25%
Volatility	27.63%
Dividend Yield	2.33%

The pro forma effect on net income is not necessarily representative of the pro forma effect on net income in future periods.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse.  These leases expire over the next 17 years, and the future minimum lease payments of approximately $91.1 million, in the aggregate over that future period, have been assumed by these merchants.  In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $7.2 million for the remainder of fiscal 2005 (33 stores), $9.2 million in fiscal 2006 (29 stores), $9.0 million in fiscal 2007 (27 stores), $8.6 million in fiscal 2008 (26 stores), $8.0 million in fiscal 2009 (25 stores), and $49.1 million in the aggregate during all remaining years thereafter.

Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 28 years.  Management expects that such leases will be renewed by exercising options or replaced by leases of other properties.  The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in the aggregate by year: $45.7 million for the remainder of fiscal 2005, $64.1 million in fiscal 2006, $65.4 million in fiscal 2007, $66.1 million in fiscal 2008, $65.2 million in fiscal 2009, and $644.7 million in the aggregate during all remaining years thereafter.  Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance.  The total of such instruments was approximately $28.5 million as of January 2, 2005.

New Accounting Standards
In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s 2006 fiscal year beginning October 3, 2005. Based on the Company’s initial evaluations, the adoption of the new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard becomes effective at the beginning of the Company’s fourth fiscal quarter on July 4, 2005. The Company currently expects to adopt this standard using the modified version of prospective application and, beginning in the fourth fiscal quarter, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. The additional costs to be recognized will be based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows in the fourth quarter or fiscal 2005.

In December 2004, the FASB issued Statement No. 153, “Exchange of Nonmonetary Assets.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company’s 2006 fiscal year beginning October 3, 2005. Based on the Company’s initial evaluations, the adoption of the new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) – Harris Teeter, and industrial thread (textile primarily) – American & Efird (“A&E”).  Harris Teeter operates a regional chain of supermarkets.  A&E primarily manufactures sewing thread for the apparel and other markets. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Harris Teeter operates in a highly competitive market environment, characterized by competition from other supermarkets as well as other retail formats such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors.  In response, Harris Teeter continued to differentiate itself with its product assortment and variety, and focus on customer service, while driving customer traffic through the use of its Very Important Customer (“VIC”) loyalty card program. These efforts have resulted in overall gains in market share within our primary markets.

Business conditions for A&E’s customers in the U.S. textile and apparel industry remain challenging due to the continued rise in imports that has forced many of A&E’s U.S. customers to close their plants or shift their production out of the United States. A&E also continues to face highly competitive pricing in its markets. The future impacts that may result from the expiration of apparel import quotas in 2005 has not yet been determined. A&E remains focused on expanding our foreign operations and optimizing costs and manufacturing capacities globally. In addition, we will continue to manage production schedules and grow our non-apparel thread and yarn business.

Consolidated Results

The following table sets forth the operating profit components by each of the Company’s business segments, and for the holding company (“Corporate”) for the 13 weeks ended January 2, 2005 and December 28, 2003.  The table also sets forth the segment’s sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	January 2, 2005		December 28, 2003

		% to Total		% to Total	% Inc. (Dec.)

Net Sales
Harris Teeter	$655,231	90.1	$624,652	90.2	4.9
American & Efird	71,661	9.9	67,713	9.8	5.8

Total	$726,892	100.0	$692,365	100.0	5.0

		% to Net Sales		% to Net Sales

Gross Profit
Harris Teeter	$191,583	26.36	$179,339	25.90	6.8
American & Efird	17,598	2.42	16,693	2.41	5.4

Total	209,181	28.78	196,032	28.31	6.7
Selling, General & Admin. Expenses
Harris Teeter	162,452	22.35	153,548	22.17	5.8
American & Efird	16,077	2.21	15,355	2.22	4.7
Corporate	1,250	0.17	1,656	0.24	(24.5)

Total	179,779	24.73	170,559	24.63	5.4
Exit & Impairment Charges
American & Efird	—	—	369	0.05	n.a.

Operating Profit (Loss)
Harris Teeter	29,131	4.01	25,791	3.73	12.9
American & Efird	1,521	0.21	969	0.14	56.9
Corporate	(1,250)	(0.17)	(1,656)	(0.24)	24.5

Total	29,402	4.05	25,104	3.63	17.1
Other Expense (Income), net	2,828	0.39	2,998	0.44	(5.7)
Income Tax Expense	9,945	1.37	8,324	1.20	19.5

Net Income	$16,629	2.29	$13,782	1.99	20.7

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s subsidiaries. Harris Teeter’s sales increase resulted primarily from comparable store sales gains. A&E’s sales increase was driven by sales gains in foreign subsidiaries. Foreign sales have become an increasing proportion of total net sales of A&E as a result of the subsidiary’s strategy of pursuing global expansion over the past several years.  Foreign sales for the first quarter of fiscal 2005 represented 5.4% of the consolidated net sales of the Company compared to 5.1% in the same period last year.  Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated gross profit as a percent to sales increased during the first quarter of fiscal 2005 over the prior year period primarily as a result of strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated selling, general & administrative (“SG&A”) expenses as a percent to sales increased over the prior year primarily as a result of increased SG&A expenses at Harris Teeter.  The increase was offset, in part, by a slight decrease in unallocated Corporate expenses.  Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements described above. The increase was also impacted by a reduction in the prior year’s operating profit of $369,000 for exit and impairment charges recorded in fiscal 2004 in connection with the closing of A&E’s spinning plant in Maiden, NC.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and minority interest which were unchanged in all material respects between the comparable periods in fiscal 2005 and 2004.

The effective income tax rate remained relatively constant at 37.4% in the first fiscal quarter of 2005 as compared to 37.7% in the prior year period.

Consolidated net income for the first quarter of fiscal 2005 increased by 20.7% over the prior year period primarily as a result of improved operating profit realized by both of the Company’s subsidiaries.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter subsidiary for the 13 weeks ended January 2, 2005 and December 28, 2003.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	January 2, 2005		December 28, 2003
					%Inc. (Dec.)
		% to Sales		% to Sales

Net Sales	$655,231	100.00	$624,652	100.00	4.9
Cost of Sales	463,648	70.76	445,313	71.29	4.1

Gross Profit	191,583	29.24	179,339	28.71	6.8
Selling, General & Admin. Expenses	162,452	24.79	153,548	24.58	5.8

Operating Profit	$29,131	4.45	$25,791	4.13	12.9

Sales increased by 4.9% in the first quarter of fiscal 2005 as compared to the prior year period primarily as a result of strong comparable store sales.  In addition, sales increased as a net result of sales from new stores offset by sales from closed stores. Since the first quarter of fiscal 2004, Harris Teeter has opened 6 new stores, closed 9 stores and completed the remodeling of 13 stores (5 of which were expanded in size).  Comparable store sales (see definition below) increased 3.78% ($22.9 million) in the first quarter of fiscal 2005 as compared to 1.40% ($8.3 million) in the prior year period. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter.  Additionally, the comparable store sales measurement continues to be negatively impacted by the company’s strategy of opening additional stores in its existing markets that have proximity to several existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow.

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

Gross profit as a percent to sales increased in the first quarter of fiscal 2005 from the prior year period as a result of Harris Teeter’s effective retail pricing and promotional spending programs. Improvements have also been realized from the continued emphasis that the company places on productivity efforts, including waste control.

Selling, general & administrative (SG&A) expense increased as a percent to sales primarily as a result increased medical and benefit costs and expenses associated with closed stores.  Sales increases provided the leverage to offset, in part, some of these increased costs.

The increase in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above.  The company continues to concentrate on its existing markets, which management believes have greater potential for improved returns on investment in the foreseeable future.  The company had 137 stores in operation at January 2, 2005 compared to 140 stores at December 28, 2003.  Harris Teeter currently anticipates opening ten new stores and completing remodels on eleven stores during the remainder of fiscal 2005.  The company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird subsidiary for the 13 weeks ended January 2, 2005 and December 28, 2003.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	January 2, 2005		December 28, 2003
					% Inc. (Dec.)
		% to Sales		% to Sales

Net Sales	$71,661	100.00	$67,713	100.00	5.8
Cost of Sales	54,063	75.44	51,020	75.35	6.0

Gross Profit	17,598	24.56	16,693	24.65	5.4
Selling, General & Admin. Expenses	16,077	22.44	15,355	22.68	4.7
Exit and Impairment Charges	—	—	369	0.54	n.a.

Operating Profit	$1,521	2.12	$969	1.43	56.9

Sales increased 5.8% in the first quarter of fiscal 2005 as compared to the prior year period as a result of an 11.0% increase in foreign sales and a 0.2% increase in U.S. sales.  In the first quarter of fiscal 2005, foreign sales accounted for approximately 55% of total A&E sales compared to 52% in the prior year period.  Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets.  Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales decreased slightly in the first quarter of fiscal 2005 from the prior year period as a result of the continued intense price competition and rising raw materials costs. Management continues to focus on optimizing costs and manufacturing capacities at its domestic and foreign operations.

SG&A expenses as a percent to sales decreased in the first quarter of fiscal 2005 from the prior year period as a result of fixed costs leverage created by sales increases and management’s continued emphasis on cost containment initiatives.

A&E’s operating profit for its U.S. and foreign operations increased in the first quarter of fiscal 2005 as compared to the prior year period as a result of the sales increases.  In addition, exit and impairment charges recorded in the prior year reduced first quarter fiscal 2004 operating profit by $369,000. Foreign operations contributed approximately 59% of A&E’s operating profit in the first quarter of fiscal 2005 as compared to approximately 61% in the prior year period.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E’s industry continue to be challenging.  At Harris Teeter, the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste, implementation of operating efficiencies that will offset the continued rising costs for health care, pensions and credit card fees, and effective merchandising strategies will dictate the pace at which its margins could improve.  Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods.  Further, the intense competitive environment for supermarkets is expected to continue in the foreseeable future.  For A&E, the continued increase of apparel imports in the textile and apparel market continues to negatively impact the domestic market. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales and profit growth in global markets and on managing costs and manufacturing capacities. Ruddick Corporation management remains conservative in its outlook for the remainder of fiscal 2005 given the complex factors currently impacting sales and costs at both subsidiaries and the unknown future impacts that will result from the expiration of apparel import quotas this year.  Further operating improvement will be dependent on the Company’s ability to offset rising health care and benefit costs, including pension costs, with additional operating efficiencies and to effectively execute A&E’s global expansion plans.

Capital Resources and Liquidity

Ruddick Corporation is a holding company which, through its wholly-owned subsidiaries, Harris Teeter, Inc. and American & Efird, Inc., is engaged in the primary businesses of regional supermarket operations and industrial sewing thread manufacturing and distribution, respectively.  Ruddick has no material independent operations, nor material assets other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and investments, and life insurance contracts to support corporate-wide operations and benefit programs. Ruddick provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its subsidiaries.  There are no restrictions on such dividends, which are determined as a percentage of net income of each subsidiary.

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders’ equity.  As of January 2, 2005, this percentage was 22.4%, as compared to 23.0% as of October 3, 2004 and 27.2% as of December 28, 2003.  Long-term debt less cash and temporary investments amounted to $56.1 million as of January 2, 2005 as compared to $59.2 million as of October 3, 2004 and $85.8 million as of December 28, 2003.

The Company’s principal source of liquidity has been cash generated from operating activities.  As of January 2, 2005, the Company had current liquidity (cash, cash equivalents and temporary investments) of $109.9 million compared to $107.1 million as of October 3, 2004 and $106.6 million as of December 28, 2003.  During the 13 weeks ended January 2, 2005, net cash provided by operating activities amounted to $23.6 million, or $9.5 million higher than the comparable period last year.  Cash flow from income (net income adjusted for non-cash items included in net income) was $34.1 million for the 13 weeks ended January 2, 2005, compared to $32.2 million for the 13 weeks of the prior year period. Investing activities required net cash of $21.8 million during the 13 weeks ended January 2, 2005, down $2.2 million from the comparable prior year period.  Financing activities during the 13 weeks ended January 2, 2005 provided net cash of $1.1 million. Collectively, these activities generated a $3.0 million increase in the balances of cash and cash equivalents during the first quarter of fiscal 2005.

During the first quarter of fiscal 2005, capital expenditures totaled $17.4 million.  Harris Teeter capital expenditures were $15.8 million and A&E capital expenditures were $1.6 million during this period.  Harris Teeter currently estimates total capital expenditures for fiscal 2005 of approximately $94 million, compared to capital expenditures of $83.9 million in fiscal 2004. The anticipated capital expenditure total reflects Harris Teeter’s plan to open 10 new stores and remodel 16 stores during fiscal 2005.  In addition to the capital expenditures, during the first quarter of fiscal 2005 Harris Teeter has invested $8.5 million in the development of certain of its new stores.  Such development capital spending is not included in Harris Teeter’s total anticipated fiscal 2005 capital expenditures of approximately $94 million.  Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2005 as well as the foreseeable future.  A&E estimates total capital expenditures for fiscal 2005 of approximately $11 million.  In both operating companies, these expenditures are for modernization and expansion.  Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance such expenditures.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million.  The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks.  The two annual extensions have been granted, which establishes a maturity date of May 14, 2007. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor.  The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement.  The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of January 2, 2005, the

Company was in compliance with all financial covenants.  At January 2, 2005, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future.  In addition, the Company has the ability to borrow up to an aggregate amount of approximately $38 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur.  Management believes that the limit on indebtedness does not significantly restrict the Company’s liquidity and that such liquidity is adequate to meet foreseeable requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.  A table representing the scheduled maturities of the Company’s contractual obligations as of October 3, 2004 was included under the heading “Contractual Obligations and Commercial Commitments” on page 13 of the Company’s 2004 Annual Report on Form 10-K filed with the SEC on December 2, 2004.  There are no significant additional contractual obligations and commercial commitments aside from those disclosed in the table referenced above.

Refer to the Note entitled “Guarantor Obligations” of Item 1 herein for a discussion of other contractual obligations and commitments.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances.  Actual results could differ from those estimates.  Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers’ compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans.  For additional discussion of these critical accounting policies, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s fiscal 2004 Annual Report on Form 10-K.  There have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Standards

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s 2006 fiscal year beginning October 3, 2005. Based on the Company’s initial evaluations, the adoption of the new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard becomes effective at the beginning of the Company’s fourth fiscal quarter on July 4, 2005. The Company currently expects to adopt this standard using the modified version of prospective application and, beginning in the fourth fiscal quarter, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. The additional costs to be recognized will be based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows in the fourth quarter or fiscal 2005.

In December 2004, the FASB issued Statement No. 153, “Exchange of Nonmonetary Assets.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company’s 2006 fiscal year beginning October 3, 2005. Based on the Company’s initial evaluations, the adoption of the new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on December 2, 2004.

ITEM 4. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended January 2, 2005.

The following table summarizes the Company’s purchases of its common stock during the quarter ended January 2, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 4, 2004 to October 31, 2004	- 0 -	n.a.	- 0 -	3,467,069
November 1, 2004 to November 28, 2004	- 0 -	n.a.	- 0 -	3,467,069
November 29, 2004 to January 2, 2005	- 0 -	n.a.	- 0 -	3,467,069
Total	- 0 -	n.a.	- 0 -	3,467,069

(1) In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s stock option plans. The stock purchases are effected from time to time and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period.  As of January 2, 2005, the Company had purchased 1,172,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended January 2, 2005. The stock purchase plan has no set expiration or termination date.

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

RUDDICK CORPORATION

DATE: February 10, 2005	/s/ JOHN B. WOODLIEF

John B. Woodlief VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002