Form 10-Q
period 2005-04-03
RUDDICK CORP
filed 2005-05-12
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of May 3, 2005

Common Stock	47,397,548 shares

RUDDICK CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	April 3, 2005	October 3, 2004

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$58,993	$46,579
Temporary Investments	46,042	60,471
Accounts Receivable, Net	74,375	70,007
Inventories	233,879	230,856
Net Current Deferred Income Tax Benefits	14,079	12,809
Prepaid and Other Current Assets	24,576	25,164

Total Current Assets	451,944	445,886
PROPERTY, NET	546,939	539,111
INVESTMENTS	60,966	58,726
GOODWILL	8,169	8,169
INTANGIBLE ASSETS	7,216	6,234
OTHER LONG-TERM ASSETS	55,518	53,866

Total Assets	$1,130,752	$1,111,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes Payable	$3,565	$2,588
Current Portion of Long-Term Debt	8,527	8,648
Accounts Payable	142,615	148,196
Federal and State Income Taxes	3,197	1,640
Accrued Compensation	38,145	40,832
Other Current Liabilities	58,914	56,011

Total Current Liabilities	254,963	257,915
LONG-TERM DEBT	149,832	157,639
NET LONG-TERM DEFERRED INCOME TAX LIABILITIES	17,813	24,589
PENSION LIABILITIES	51,039	60,028
OTHER LONG-TERM LIABILITIES	61,900	54,300
MINORITY INTEREST	7,985	7,811
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common Stock - shares outstanding: 47,394,536 at April 3, 2005 and 46,730,758 at October 3, 2004	68,297	56,634
Retained Earnings	560,202	535,188
Accumulated Other Comprehensive (Loss) Income	(41,279)	(42,112)

Shareholders’ Equity	587,220	549,710

Total Liabilities and Shareholders’ Equity	$1,130,752	$1,111,992

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 WEEKS ENDED		26 WEEKS ENDED

	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004

NET SALES
Harris Teeter	$655,411	$632,493	$1,310,642	$1,257,145
American & Efird	80,114	68,301	151,775	136,014

Total	735,525	700,794	1,462,417	1,393,159

COST OF SALES
Harris Teeter	456,159	443,002	919,807	888,315
American & Efird	59,801	50,542	113,864	101,562

Total	515,960	493,544	1,033,671	989,877

GROSS PROFIT
Harris Teeter	199,252	189,491	390,835	368,830
American & Efird	20,313	17,759	37,911	34,452

Total	219,565	207,250	428,746	403,282

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Harris Teeter	169,757	163,183	332,209	316,731
American & Efird	17,616	15,547	33,693	30,902
Corporate	2,176	939	3,426	2,595

Total	189,549	179,669	369,328	350,228

EXIT AND IMPAIRMENT CHARGES
American & Efird	—	15	—	384

OPERATING PROFIT (LOSS)
Harris Teeter	29,495	26,308	58,626	52,099
American & Efird	2,697	2,197	4,218	3,166
Corporate	(2,176)	(939)	(3,426)	(2,595)

Total	30,016	27,566	59,418	52,670

OTHER EXPENSE (INCOME)
Interest expense	3,151	3,189	6,425	6,368
Interest income	(829)	(654)	(1,367)	(927)
Net investment (gains) losses	(2,287)	(183)	(2,480)	(432)
Minority interest	289	322	574	663

Total	324	2,674	3,152	5,672

INCOME BEFORE TAXES	29,692	24,892	56,266	46,998
INCOME TAXES	10,916	8,961	20,861	17,285

NET INCOME	$18,776	$15,931	$35,405	$29,713

NET INCOME PER SHARE:
Basic	$0.40	$0.34	$0.75	$0.64
Diluted	$0.39	$0.34	$0.74	$0.64
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUSTANDING:
Basic	47,192	46,381	47,040	46,322
Diluted	47,683	46,761	47,530	46,591
DIVIDENDS DECLARED PER SHARE - Common	$0.11	$0.10	$0.22	$0.20

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares (No Par Value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Income

Balance at September 28, 2003	46,223,233	$47,749	$489,135	$(41,619)	$495,265
Exercise of stock options, including tax benefits	216,617	3,290	—	—	3,290
Net earnings			29,713		29,713	$29,713
Dividends ($0.20 a share)	—	—	(9,271)	—	(9,271)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	992	992	992

Balance at March 28, 2004	46,439,850	$51,039	$509,577	$(40,627)	$519,989	$30,705

Balance at October 3, 2004	46,730,758	$56,634	$535,188	$(42,112)	$549,710
Exercise of stock options, including tax benefits	589,688	11,177	—	—	11,177
Directors’ deferral plan	—	2	—	—	2
Restricted stock awards	74,090	484	—	—	484
Net earnings	—	—	35,405	—	35,405	$35,405
Dividends ($0.22 a share)	—	—	(10,391)	—	(10,391)
Foreign currency translation adjustment (net of tax of $3)				833	833	833

Balance at April 3, 2005	47,394,536	$68,297	$560,202	$(41,279)	$587,220	$36,238

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 WEEKS ENDED

	April 3, 2005	March 28, 2004

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$35,405	$29,713
Non-Cash Items Included in Net Income
Depreciation and Amortization	38,712	37,761
Deferred Taxes	(8,046)	(8,945)
Net Gain on Sale of Property	(757)	(930)
Impairment Losses	2,500	1,959
Other, Net	2,157	506
Increase in Current Assets	(6,804)	(5,093)
(Decrease) Increase in Current Liabilities	(3,807)	25,353
(Decrease) Increase in Certain Long-Term Liabilities	(1,554)	14,725

NET CASH PROVIDED BY OPERATING ACTIVITIES	57,806	95,049

INVESTING ACTIVITIES
Proceeds from Sale of Temporary Investments	60,474	53,634
Purchase of Temporary Investments	(46,045)	(55,751)
Capital Expenditures	(49,382)	(31,389)
Purchase of Other Investments	(10,981)	(18,358)
Proceeds from Sale of Property and Partnership Distributions	9,163	11,972
Company-Owned Life Insurance, Net	(2,134)	(1,039)
Other, Net	556	(194)

NET CASH USED IN INVESTING ACTIVITIES	(38,349)	(41,125)

FINANCING ACTIVITIES
Net Proceeds from Short-Term Borrowings	977	83
Payments on Long-Term Debt	(7,823)	(30,859)
Dividends Paid	(10,391)	(9,271)
Proceeds from Stock Issued	10,053	3,109
Other, Net	141	(180)

NET CASH USED IN FINANCING ACTIVITIES	(7,043)	(37,118)

INCREASE IN CASH AND CASH EQUIVALENTS	12,414	16,806
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,579	63,222

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,993	$80,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$6,523	$6,258
Income Taxes	$26,327	$2,117
Non-Cash Activity:
Capital Leases Incurred	$—	$3,574

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Description of Business
Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) operates a regional chain of supermarkets in six southeastern states and American & Efird, Inc. (“A&E”) manufactures and distributes industrial sewing thread, specialty engineered yarn and consumer thread on a global basis.

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

The Company’s Consolidated Condensed Balance Sheet as of October 3, 2004 has been derived from the audited Consolidated Balance Sheet as of that date.  The results of operations for the 26 weeks ended April 3, 2005 are not necessarily indicative of results for a full year.

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

Earnings Per Share (“EPS”)

Basic EPS is based on the weighted average outstanding common shares.  Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options and stock awards.  There are no other dilutive securities or potential common share equivalents. The following table details the computation of EPS (in thousands except per share data):

	13 WEEKS ENDED		26 WEEKS ENDED

	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004

Basic EPS:
Net income	$18,776	$15,931	$35,405	$29,713

Weighted average common shares outstanding	47,192	46,381	47,040	46,322

Basic EPS	$0.40	$0.34	$0.75	$0.64

Diluted EPS:
Net income	$18,776	$15,931	$35,405	$29,713

Weighted average common shares outstanding	47,192	46,381	47,040	46,322
Potential common share equivalents	491	380	490	269

Diluted average common shares outstanding	47,683	46,761	47,530	46,591

Diluted EPS	$0.39	$0.34	$0.74	$0.64

	13 WEEKS ENDED		26 WEEKS ENDED

	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004

Calculation of potential common share equivalents:
Options to purchase potential common shares	1,805	2,134	1,976	2,005
Weighted shares outstanding -- stock awards	74	—	57	—
Potential common shares assumed purchased	(1,388)	(1,754)	(1,543)	(1,736)

Potential common share equivalents	491	380	490	269

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$29,577	$33,578	$32,400	$31,040
Weighted unamortized expense – stock awards	1,465	—	1,142	—

	$31,042	$33,578	$33,542	$31,040
Common stock price used under the treasury stock method	$22.36	$19.15	$21.74	$17.89
Potential common shares assumed purchased	1,388	1,754	1,543	1,736

For the 13 and 26 weeks ended April 3, 2005, all outstanding restricted shares and stock options were included in the calculation of potential common share equivalents.  For the 13 and 26 weeks ended March 28, 2004, outstanding options to purchase 576,000 and 600,000 shares, respectively, were excluded from the calculation of potential common share equivalents. There were no restricted stock awards outstanding during the 26 weeks ended March 28, 2004.

Exit and Impairment Costs
During the fourth quarter of fiscal 2003, the Company announced the closing of one of A&E’s thread yarn spinning plants in Maiden, NC. In connection with this closing, the Company recorded pre-tax exit charges of $384,000 ($238,000 after tax benefits) during the first half of fiscal 2004 for related severance costs.

During fiscal 2001 the Company recorded charges for exit and impairment costs related to the sale of 26 Harris Teeter stores in certain of its non-core markets.  As of April 3, 2005, the remaining balance of all exit cost reserves, primarily related to lease liabilities, was $49,000 ($139,000 at October 3, 2004).

Employee Benefit Plans
The following tables summarize the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both funded and unfunded supplemental plan) for the 13 and 26 weeks of fiscal 2005 and 2004 (in thousands):

	13 WEEKS ENDED		26 WEEKS ENDED

	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004

Pension Plan:
Service cost	$2,696	$2,330	$5,737	$5,166
Interest cost	3,754	2,868	7,278	6,356
Expected return on plan assets	(3,822)	(2,920)	(7,448)	(6,472)
Amortization of prior service cost	54	37	107	82
Recognized net actuarial loss	2,487	1,360	4,549	3,014

Net periodic benefit cost	$5,169	$3,675	$10,223	$8,146

Supplemental Plan:
Service cost	$176	$121	$351	$241
Interest cost	367	332	735	664
Amortization of prior service cost	34	33	69	66
Recognized net actuarial loss	140	84	279	169

Net periodic benefit cost	$717	$570	$1,434	$1,140

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on December 2, 2004, the Company’s current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions.  The Company contributed $20 million to its pension plan in the second quarter of fiscal 2005.

Since the Company’s supplemental plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year.  The Company has contributed $647,000 in the 26 weeks ended April 3, 2005, and anticipates contributing approximately $650,000 more for expected future benefit payments during the remainder of fiscal 2005.

Stock Awards
In November 2004, the Board of Directors approved 150,100 stock awards to eligible employees in lieu of stock options.  The awards were apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting over a five-year period of continued employment) and 50% as a variable award, based on the attainment of certain performance targets for fiscal 2005. If the performance targets are met, the variable awards will be issued as restricted stock and vest over four years of continued employment. The awards are being expensed over the employees’ five-year service period. In the 13 weeks and 26 weeks ended April 3, 2005, the Company recorded compensation expense of $323,000 and $484,000 respectively related to the awards.

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

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net income and net income per share would have been as follows (in thousands, except for per share data):

	13 WEEKS ENDED		26 WEEKS ENDED

	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004

Net income, as reported	$18,776	$15,931	$35,405	$29,713
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(140)	(282)	(336)	(561)

Pro forma net income	$18,636	$15,649	$35,069	$29,152

Earnings per share:
Basic - as reported	$0.40	$0.34	$0.75	$0.64

Basic - pro forma	$0.39	$0.34	$0.75	$0.63

Diluted - as reported	$0.39	$0.34	$0.74	$0.64

Diluted - pro forma	$0.39	$0.33	$0.74	$0.63

Beginning in fiscal 2005, the Company issued stock awards in lieu of stock options (refer to Stock Awards note above).  For fiscal 2004, no options were granted during the second quarter.  The fair value of options granted during the 26 weeks ended March 28, 2004 was $4.00 per option. This fair value was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: Expected life – 5.4 years; Risk-free interest rate – 3.25%; Volatility – 27.63%; and Dividend yield – 2.33%.

The pro forma effect on net income, as set forth above, is not necessarily representative of the pro forma effect on net income in future periods.

Deferred Rent
The Company recognizes rent holidays, including the period of time the Company has access prior to the store opening, which typically includes construction and fixturing activity, and rent escalations on a straight-line basis over the term of the lease. The deferred rent amount is included in Other Long-Term Liabilities on the Company’s Consolidated Balance Sheet.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse.  These leases expire over the next 17 years, and the future minimum lease payments of approximately $88.6 million, in the aggregate over that future period, have been assumed by these merchants.  In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $4.7 million for the remainder of fiscal 2005 (33 stores), $9.2 million in fiscal 2006 (29 stores), $9.0 million in fiscal 2007 (27 stores), $8.6 million in fiscal 2008 (26 stores), $8.0 million in fiscal 2009 (25 stores), and $49.1 million in the aggregate during all remaining years thereafter.

Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 28 years.  Management expects that such leases will be renewed by exercising options or replaced by leases of other properties.  The future minimum lease obligations under those leases, excluding those assigned as discussed above, are as follows in the aggregate by year: $31.2 million for the remainder of fiscal 2005, $66.5 million in fiscal 2006, $69.5 million in fiscal 2007, $70.0 million in fiscal 2008, $68.8 million in fiscal 2009, and $710.4 million in the aggregate during all remaining years thereafter.  Management expects that the obligations for leases of stores in operation will continue to be met through cash provided by operating activities.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance.  The total of such instruments was $26.4 million as of April 3, 2005.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In accordance with SAB No. 107, this standard becomes effective at the beginning of the Company’s 2006 fiscal year on October 3, 2005. The Company currently expects to adopt this standard using the modified version of prospective application and, beginning in the first quarter of fiscal 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. The additional costs to be recognized will be based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows in the quarter or fiscal 2006.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) – Harris Teeter, and industrial thread (textile primarily) – American & Efird (“A&E”).  Harris Teeter operates a regional chain of supermarkets.  A&E manufactures and distributes industrial sewing thread, specialty engineered yarn and consumer thread on a global basis. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

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

Business conditions for A&E’s customers in the U.S. textile and apparel industry remain challenging due to the continued rise in imports that has forced many of A&E’s U.S. customers to close their plants or shift their production out of the United States. A&E also continues to face highly competitive pricing in its markets. The future impacts that may result from the expiration of apparel import quotas in 2005 have not yet been determined. A&E remains focused on executing our global expansion plans, integrating acquisitions, and optimizing costs and manufacturing capacities globally. Acquiring the businesses of Ludlow Textiles Company, Inc. and Synthetic Thread Company, Inc. enhances our industrial thread business, establishes an entry into the specialty engineered yarn market and provides further opportunities to optimize our domestic operating costs.

Lease Accounting Correction

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for rent holidays required a revision to the Company’s accounting policies. Historically, the Company recognized lease expense when the store opened on a level basis over the term of the lease. The Company now levels the lease expense from the date it takes “possession and control” of the property. The extended period includes the pre-opening construction or fixturing activity period that is considered as the rent holidays. Lease expense incurred during the construction period is capitalized as part of the store construction costs.

As a result of this change, the Company recorded a non-cash cumulative charge of $2.9 million ($1.8 million after tax benefits) in the second quarter of fiscal 2005. The adjustment did not impact historical net cash flows nor the timing of the payments under related leases. The new lease accounting policy is not expected to have a material effect on future diluted earnings per share.  Prior years’ financial statements were not restated since the impact of this issue was immaterial to previously reported financial position, results of operations and cash flows.

For the 13 Weeks Ended April 3, 2005 and March 28, 2004

Consolidated

The following table sets forth the operating profit components by each of the Company’s business segments, and for the holding company (“Corporate”) for the 13 weeks ended April 3, 2005 and March 28, 2004.  The table also sets forth the segment’s sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	April 3, 2005		March 28, 2004

		% to Total		% to Total	% Inc. (Dec.)

Net Sales
Harris Teeter	$655,411	89.1	$632,493	90.3	3.6
American & Efird	80,114	10.9	68,301	9.7	17.3

Total	$735,525	100.0	$700,794	100.0	5.0

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$199,252	27.09	$189,491	27.04	5.2
American & Efird	20,313	2.76	17,759	2.53	14.4

Total	219,565	29.85	207,250	29.57	5.9
Selling, General & Admin. Expenses
Harris Teeter	169,757	23.08	163,183	23.29	4.0
American & Efird	17,616	2.39	15,547	2.22	13.3
Corporate	2,176	0.30	939	0.13	131.6

Total	189,549	25.77	179,669	25.64	5.5
Exit & Impairment Charges
American & Efird	—	—	15	—	n.a.

Operating Profit (Loss)
Harris Teeter	29,495	4.01	26,308	3.75	12.1
American & Efird	2,697	0.37	2,197	0.31	22.8
Corporate	(2,176)	(0.30)	(939)	(0.13)	(131.6)

Total	30,016	4.08	27,566	3.93	8.9
Other Expense (Income), net	324	0.05	2,674	0.38	(87.9)
Income Tax Expense	10,916	1.48	8,961	1.28	21.8

Net Income	$18,776	2.55	$15,931	2.27	17.9

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s subsidiaries. Harris Teeter’s sales increase resulted primarily from comparable store sales gains. A&E’s sales increase was driven by sales gains in both domestic and foreign operations. Foreign sales for the second quarter of fiscal 2005 represented 5.6% of the consolidated net sales of the Company compared to 5.1% in the same period last year.  Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated gross profit as a percent to sales increased during the second quarter of fiscal 2005 over the prior year period primarily as a result of strong gross margin performance at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated selling, general & administrative (“SG&A”) expenses as a percent to sales increased over the prior year primarily as a result of an increase in the SG&A expense margin at Harris Teeter and increased unallocated Corporate SG&A expenses.  The increase was offset, in part, by a decrease in the SG&A expense margin at A&E. The increase in unallocated Corporate SG&A expenses reflects increased benefit costs and an increase in operating costs associated with the corporate aircraft primarily driven by higher fuel costs. In addition, Corporate SG&A expenses for the second quarter of fiscal 2004 was offset by insurance proceeds received during that period. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements described above.

Other Expense (Income), net includes interest expense, interest income, investment gains and minority interest. The fiscal 2005 second quarter includes a $2.1 million investment gain related to the sale of a real estate investment held by Corporate. Net interest and minority interest were unchanged in all material respects between the comparable periods in fiscal 2005 and 2004.

The effective income tax rate increased slightly to 36.8% in the second fiscal quarter of 2005 from 36.0% in the prior year period. The lower rate in the prior year resulted primarily from the impact of tax savings associated with non-taxable life insurance proceeds received in the second quarter of fiscal 2004.

As a result of the items discussed above, consolidated net income for the second quarter of fiscal 2005 increased by 17.9% over the prior year period.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter subsidiary for the 13 weeks ended April 3, 2005 and March 28, 2004.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	April 3, 2005		March 28, 2004

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$655,411	100.00	$632,493	100.00	3.6
Cost of Sales	456,159	69.60	443,002	70.04	3.0

Gross Profit	199,252	30.40	189,491	29.96	5.2
Selling, General & Admin. Expenses	169,757	25.90	163,183	25.80	4.0

Operating Profit	$29,495	4.50	$26,308	4.16	12.1

Sales increased by 3.6% in the second quarter of fiscal 2005 as compared to the prior year period primarily as a result of strong comparable store sales. The increase in sales from new stores exceeded the loss of sales from closed stores by approximately $8 million for the comparable periods. This net increase was offset, in part, by the sale and discontinuation of Harris Teeter’s milk route business in January, 2005 that resulted in a reduction of net sales of approximately $2.5 million for the current period. Since the second quarter of fiscal 2004, Harris Teeter has opened 7 new stores, closed 6 stores and completed the remodeling of 14 stores (5 of which were expanded in size). Comparable store sales (see definition below) increased 3.28% ($20.1 million) in the second quarter of fiscal 2005 as compared to 2.41% ($14.3 million) in the prior year period. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter.  Additionally, the comparable store sales measurement continues to be negatively impacted by the company’s strategy of opening additional stores in its existing markets that have proximity to several existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow.

The Company considers its reporting of comparable store sales growth to be effective in determining core sales growth in times of changes in the number of stores in operation, their locations and their sizes.  While there is no standard industry definition of “comparable store sales,” Harris Teeter has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales.  A closed store is removed from the calculation in the month in which its closure is announced.  A new store opening within an approximate two-mile radius of an existing store with the intention of closing the existing store is included as a replacement store in the comparable store sales measure as if it were the same store, but only if, in fact, the existing store is concurrently closed.  Sales increases from remodeled and expanded existing comparable stores are included in the calculations of comparable store sales.

Gross profit as a percent to sales increased in the second quarter of fiscal 2005 from the prior year period as a result of Harris Teeter’s effective retail pricing and promotional spending programs. Improvements have also been realized from the continued emphasis that the company places on productivity efforts, private label branding, assortment and product mix.

Selling, general & administrative (SG&A) expenses for the second quarter of fiscal 2005, includes a $2.9 million (0.44% to sales) charge for a lease accounting correction related to rent holidays. Refer to “Lease Accounting Correction” above and “Deferred Rent” under the Notes to Consolidated Condensed Financial Statements included in Item 1 hereof for a description of rent holidays. Sales increases provided the leverage to offset, in part, the lease adjustment, increases in bank card fees and new store pre-opening expenses.

The increase in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above.  The company continues to concentrate on its existing markets, which management believes have greater potential for improved returns on investment in the foreseeable future.  The company had 138 stores in operation at April 3, 2005 compared to 137 stores at March 28, 2004.  Harris Teeter currently anticipates opening ten new stores and completing remodels on twelve stores during the remainder of fiscal 2005.  The company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird subsidiary for the 13 weeks ended April 3, 2005 and March 28, 2004.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	April 3, 2005		March 28, 2004

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$80,114	100.00	$68,301	100.00	17.3
Cost of Sales	59,801	74.65	50,542	74.00	18.3

Gross Profit	20,313	25.35	17,759	26.00	14.4
Selling, General & Admin. Expenses	17,616	21.99	15,547	22.76	13.3
Exit and Impairment Charges	—	—	15	0.02	n.a.

Operating Profit	$2,697	3.36	$2,197	3.22	22.8

Sales increased 17.3% in the second quarter of fiscal 2005 as compared to the prior year period as a result of a 17.7% increase in U.S. sales and a 16.9% increase in foreign sales. The increase in U.S. sales was attributable, in part, to additional sales realized from the acquisition of the businesses of Ludlow Textiles Company, Inc. and Synthetic Thread Company, Inc. Foreign sales accounted for approximately 52% of total A&E sales for the second quarter of both fiscal 2005 and 2004. Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets.  Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales decreased in the second quarter of fiscal 2005 from the prior year period as a result of continued price competition and rising raw materials costs. Management continues to focus on optimizing costs and manufacturing capacities at its domestic and foreign operations.

SG&A expenses as a percent to sales decreased in the second quarter of fiscal 2005 from the prior year period as a result of fixed costs leverage created by sales increases and management’s continued emphasis on cost containment initiatives.

A&E’s operating profit improved in the second quarter of fiscal 2005 as compared to the prior year period as a result of the sales and cost elements described above. Foreign operations contributed approximately 32% of A&E’s operating profit in the second quarter of fiscal 2005 as compared to approximately 16% in the prior year period.

For the 26 Weeks Ended April 3, 2005 and March 28, 2004

Consolidated

The following table sets forth the operating profit components by each of the Company’s business segments, and for the holding company (“Corporate”) for the 26 weeks ended April 3, 2005 and March 28, 2004.  The table also sets forth the segment’s sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	April 3, 2005		March 28, 2004

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales
Harris Teeter	$1,310,642	89.6	$1,257,145	90.2	4.3
American & Efird	151,775	10.4	136,014	9.8	11.6

Total	$1,462,417	100.0	$1,393,159	100.0	5.0

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$390,835	26.73	$368,830	26.48	6.0
American & Efird	37,911	2.59	34,452	2.47	10.0

Total	428,746	29.32	403,282	28.95	6.3
Selling, General & Admin. Expenses
Harris Teeter	332,209	22.72	316,731	22.73	4.9
American & Efird	33,693	2.30	30,902	2.22	9.0
Corporate	3,426	0.23	2,595	0.19	32.0

Total	369,328	25.25	350,228	25.14	5.5
Exit & Impairment Charges
American & Efird	—	—	384	0.03	n.a.

Operating Profit (Loss)
Harris Teeter	58,626	4.01	52,099	3.74	12.5
American & Efird	4,218	0.29	3,166	0.23	33.2
Corporate	(3,426)	(0.23)	(2,595)	(0.19)	(32.0)

Total	59,418	4.07	52,670	3.78	12.8
Other Expense (Income), net	3,152	0.22	5,672	0.41	(44.4)
Income Tax Expense	20,861	1.43	17,285	1.24	20.7

Net Income	$35,405	2.42	$29,713	2.13	19.2

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s subsidiaries. Harris Teeter’s sales increase resulted primarily from comparable store sales gains. A&E’s sales increase was driven by sales gains in both domestic and foreign operations. Foreign sales for the 26 weeks ended April 3, 2005,  represented 5.5% of the consolidated net sales of the Company compared to 5.1% in the same period last year.  Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated gross profit as a percent to sales increased during the first 26 weeks of fiscal 2005 over the prior year period as a result of the strong gross margin performance at Harris Teeter.  Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

For the first half of fiscal 2005, consolidated selling, general & administrative (“SG&A”) expenses as a percent to sales increased over the prior year primarily as a result of an increase in the SG&A expense margin at Harris Teeter and increased unallocated Corporate SG&A expenses.  The increase was offset, in part, by a decrease in the SG&A expense margin at A&E. The increase in unallocated Corporate SG&A expenses reflects increased benefit costs and an increase in operating costs associated with the corporate aircraft primarily driven by higher fuel costs. In addition, Corporate SG&A expenses for the prior year period were offset by insurance proceeds received during the first half of fiscal 2004. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements described above.  In addition, consolidated operating profit for the prior year was reduced by $384,000 of exit and impairment charges related to severance costs paid in connection with the closure of A&E’s spinning plant in Maiden, NC.

Other Expense (Income), net includes interest expense, interest income, investment gains and minority interest. The first half of fiscal 2005 includes a $2.1 million investment gain related to the sale of a real estate investment held by Corporate. Net interest and minority interest were unchanged in all material respects between the comparable periods in fiscal 2005 and 2004.

The effective income tax rate for the 26 week period increased slightly to 37.1% in fiscal 2005 from 36.8% in fiscal 2004. The lower rate in the prior year resulted primarily from the impact of tax savings associated with non-taxable life insurance proceeds received during the first half of fiscal 2004.

As a result of the items discussed above, consolidated net income for the first half of fiscal 2005 increased by 19.2% over the prior year period.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter subsidiary for the 26 weeks ended April 3, 2005 and March 28, 2004.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	April 3, 2005		March 28, 2004

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$1,310,642	100.00	$1,257,145	100.00	4.3
Cost of Sales	919,807	70.18	888,315	70.66	3.5

Gross Profit	390,835	29.82	368,830	29.34	6.0
Selling, General & Admin. Expenses	332,209	25.35	316,731	25.20	4.9

Operating Profit	$58,626	4.47	$52,099	4.14	12.5

Sales increased by 4.3% for the first 26 weeks of fiscal 2005 as compared to the prior year period primarily as a result of strong comparable store sales. The increase in sales from new stores exceeded the loss of sales from closed stores by approximately $10 million for the comparable periods. This net increase was offset, in part, by the sale and discontinuation of Harris Teeter’s milk route business in January, 2005 that resulted in a reduction of net sales of approximately $2.5 million for the current period. Since the second quarter of fiscal 2004, Harris Teeter has opened 7 new stores, closed 6 stores and completed the remodeling of 14 stores (5 of which were expanded in size). Comparable store sales, as previously defined, increased 3.53% ($43.0 million) for the 26 weeks ended April 3, 2005 as compared to a comparable store sales increase of 1.91% ($22.6 million) for the 26 weeks ended March 28, 2004. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter.  Additionally, the comparable store sales measurement continues to be negatively impacted by the company’s strategy of opening additional stores in its existing markets that have proximity to several existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow.

Gross profit as a percent to sales increased during the 26 weeks ended March 28, 2004 from the prior year period as a result of Harris Teeter’s effective retail pricing and promotional spending programs. Improvements have also been realized from the continued emphasis that the company places on productivity efforts, private label branding, assortment and product mix.

Selling, general & administrative (SG&A) expenses for the 26 weeks ended April 3, 2005, includes a $2.9 million (0.22% to sales) charge for a lease accounting correction related to rent holidays. Refer to “Lease Accounting Correction” above and “Deferred Rent” under the Notes to Consolidated Condensed Financial Statements included in Item 1 hereof for a description of rent holidays. Sales increases provided the leverage to offset, in part, the lease adjustment, increases in bank card fees and fringe benefit costs.

The increase in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above.  The company continues to concentrate on its existing markets, which management believes have greater potential for improved returns on investment in the foreseeable future.  The company had 138 stores in operation at April 3, 2005 compared to 137 stores at March 28, 2004.  Harris Teeter currently anticipates opening ten new stores and completing remodels on twelve stores during the remainder of fiscal 2005.  The company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird subsidiary for the 26 weeks ended April 3, 2005 and March 28, 2004.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	April 3, 2005		March 28, 2004

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$151,775	100.00	$136,014	100.00	11.6
Cost of Sales	113,864	75.02	101,562	74.67	12.1

Gross Profit	37,911	24.98	34,452	25.33	10.0
Selling, General & Admin. Expenses	33,693	22.20	30,902	22.72	9.0
Exit and Impairment Charges	—	—	384	0.28	n.a.

Operating Profit	$4,218	2.78	$3,166	2.33	33.2

Sales increased 11.6% for the 26 weeks ended April 3, 2005 as compared to the prior year period as a result of a 9.0% increase in U.S. sales and a 14.0% increase in foreign sales. The increase in U.S. sales was attributable, in part, to additional sales realized from the acquisition of the businesses of Ludlow Textiles Company, Inc. and Synthetic Thread Company, Inc. Foreign sales accounted for approximately 53% of total A&E sales for the first half of fiscal 2005, compared to approximately 52% in the prior year period.  Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets.  Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales decreased during the 26 weeks ended April 3, 2005 from the prior year period as a result of continued price competition and rising raw materials costs. Management continues to focus on optimizing costs and manufacturing capacities at its domestic and foreign operations.

SG&A expenses as a percent to sales decreased during the 26 weeks ended April 3, 2005 from the prior year period as a result of fixed costs leverage created by sales increases and management’s continued emphasis on cost containment initiatives.

A&E’s operating profit improved during the 26 weeks ended April 3, 2005 as compared to the prior year period as a result of the sales and cost elements described above. Foreign operations contributed approximately 42% of A&E’s operating profit in the first half of fiscal 2005 as compared to approximately 30% in the prior year period.

Outlook

While the performance of Harris Teeter has been strong, the economic conditions in A&E’s industry continue to be challenging.  At Harris Teeter, the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste, implementation of operating efficiencies that will offset the continued rising costs for health care, pensions and credit card fees, and effective merchandising strategies will dictate the pace at which its margins could improve.  Additionally, promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods.  Further, the intense competitive environment for supermarkets is expected to continue in the foreseeable future.  For A&E, the continued increase of apparel imports in the textile and apparel market continues to negatively impact the domestic market. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales and profit growth in global markets and on managing costs and manufacturing capacities. Ruddick Corporation management remains conservative in its outlook for the remainder of fiscal 2005 given the complex factors currently impacting sales and costs at both subsidiaries and the unknown future impacts that will result from the expiration of apparel import quotas this year.  Further operating improvement will be dependent on the Company’s ability to offset rising health care and benefit costs, including pension costs, with additional operating efficiencies and to effectively execute A&E’s integration and global expansion plans.

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

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders’ equity.  As of April 3, 2005, this percentage was 21.0%, as compared to 23.0% as of October 3, 2004 and 23.4% as of March 28, 2004.  Long-term debt less cash and temporary investments amounted to $53.3 million as of April 3, 2005 as compared to $59.2 million as of October 3, 2004 and $21.2 million as of March 28, 2004.

The Company’s principal source of liquidity has been cash generated from operating activities. As of April 3, 2005, the Company had current liquidity (cash, cash equivalents and temporary investments) of $105.0 million compared to $107.1 million as of October 3, 2004 and $140.5 million as of March 28, 2004.  During the 26 weeks ended April 3, 2005, net cash provided by operating activities amounted to $57.8 million, or $37.2 million lower than the comparable period last year. The reduction in cash provided by operating activities resulted from the acceleration of the Company’s $20 million pension contribution made in the second quarter of fiscal 2005 and increased estimated federal and state tax payments. Cash flow from income (net income adjusted for non-cash items included in net income) was $70.0 million for the 26 weeks ended April 3, 2005, compared to $60.0 million for the 26 weeks of the prior year period. Investing activities required net cash of $38.4 million during the 26 weeks ended April 3, 2005, down $2.8 million from the comparable prior year period.  Financing activities during the 26 weeks ended April 3, 2005 required net cash of $7.0 million (compared to $37.1 million during the comparable prior year period). Collectively, these activities generated a $12.4 million increase in the balances of cash and cash equivalents during the first half of fiscal 2005.

During the 26 weeks ended April 3, 2005, capital expenditures totaled $32.0 million. Harris Teeter capital expenditures were $29.4 million and A&E capital expenditures were $2.6 million during this period. Harris Teeter currently estimates total capital expenditures for fiscal 2005 of approximately $112 million, compared to capital expenditures of $83.9 million in fiscal 2004. The anticipated capital expenditure total reflects Harris Teeter’s plan to open 11 new stores and remodel 18 stores during fiscal 2005.  In addition to the capital expenditures, during the first half of fiscal 2005 Harris Teeter has invested $9.8 million in the development of certain of its new stores.  Such development capital spending is not included in Harris Teeter’s total anticipated fiscal 2005 capital expenditures of approximately $112 million.  Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2005 as well as the foreseeable future.  A&E estimates total capital expenditures for fiscal 2005 of approximately $12 million.  In both operating companies, these expenditures are for modernization and expansion. Management expects that internally generated funds, supplemented by available cash balances if necessary, will be adequate to finance the fiscal 2005 expenditures.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million.  The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks.  The two annual extensions have been granted, which establishes a maturity date of May 14, 2007. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor.  The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement.  The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of April 3, 2005, the Company was in compliance with all financial covenants.  At April 3, 2005, no debt was outstanding under the revolving credit facility, and no borrowings are needed or anticipated for the foreseeable future.  In addition, the Company has the ability to borrow up to an aggregate amount of approximately $38 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In accordance with SAB No. 107, this standard becomes effective at the beginning of the Company’s 2006 fiscal year on October 3, 2005. The Company currently expects to adopt this standard using the modified version of prospective application and, beginning in the first quarter of fiscal 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. The additional costs to be recognized will be based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows in the quarter or fiscal 2006.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended April 3, 2005.

The following table summarizes the Company’s purchases of its common stock during the quarter ended April 3, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 3, 2005 to February 6, 2005	- 0 -	n.a.	- 0 -	3,467,069
February 7, 2005 to March 6, 2005	- 0 -	n.a.	- 0 -	3,467,069
March 7, 2005 to April 3, 2005	- 0 -	n.a.	- 0 -	3,467,069
Total	- 0 -	n.a.	- 0 -	3,467,069

(1) In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s stock option plans. The stock purchases are effected from time to time and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period.  As of April 3, 2005, the Company had purchased 1,172,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended April 3, 2005. The stock purchase plan has no set expiration or termination date.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ruddick Corporation was held on February 17, 2005 (the “Annual Meeting”).  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  The shareholders voted upon the following matters at the Annual Meeting:

Election of Directors: The shareholders elected four directors at the Annual Meeting for three-year terms to expire in 2008. In addition, the following directors are currently serving for terms to expire in 2006 and 2007, as indicated: John R. Belk (2006), Thomas W. Dickson (2006), James E. S. Hynes (2006), Harold C. Stowe (2006), Alan T. Dickson (2007), Anna Spangler Nelson (2007), Bailey W. Patrick (2007) and Robert H. Spilman, Jr. (2007). There was no solicitation in opposition to the nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

Director Elected at Annual Meeting	Shares Voted for Election	Shares Withholding Authority

For a three-year term:
Edwin B. Borden, Jr.	38,575,568	351,549
John P. Derham Cato	37,536,786	1,390,331
R. Stuart Dickson	38,586,478	340,639
Isaiah Tidwell	38,699,459	227,658

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUDDICK CORPORATION

DATE: May 10, 2005	/s/ JOHN B. WOODLIEF

John B. Woodlief
VICE PRESIDENT - FINANCE AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002