Form 10-Q
period 2005-07-03
RUDDICK CORP
filed 2005-08-11
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the  Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of August 8, 2005

Common Stock	47,466,498 shares

RUDDICK CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	July 3, 2005	October 3, 2004

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$28,421	$46,579
Temporary Investments	45,475	60,471
Accounts Receivable, Net	92,129	70,007
Inventories	231,889	230,856
Refundable Income Taxes	4,504	—
Net Current Deferred Income Tax Benefits	9,663	12,809
Prepaid and Other Current Assets	26,418	25,164

Total Current Assets	438,499	445,886
PROPERTY, NET	563,427	539,111
INVESTMENTS	77,842	58,726
GOODWILL	8,169	8,169
INTANGIBLE ASSETS	7,058	6,234
OTHER LONG-TERM ASSETS	55,496	53,866

Total Assets	$1,150,491	$1,111,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes Payable	$2,976	$2,588
Current Portion of Long-Term Debt	8,444	8,648
Accounts Payable	147,184	148,196
Federal and State Income Taxes	—	1,640
Accrued Compensation	34,548	40,832
Other Current Liabilities	60,851	56,011

Total Current Liabilities	254,003	257,915
LONG-TERM DEBT	149,510	157,639
NET LONG-TERM DEFERRED INCOME TAX LIABILITIES	19,800	24,589
PENSION LIABILITIES	56,577	60,028
OTHER LONG-TERM LIABILITIES	62,149	54,300
MINORITY INTEREST	8,275	7,811
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common Stock - shares outstanding: 47,451,356 at July 3, 2005 and 46,730,758 at October 3, 2004	69,759	56,634
Retained Earnings	572,753	535,188
Accumulated Other Comprehensive Income (Loss)	(42,335)	(42,112)

Shareholders’ Equity	600,177	549,710

Total Liabilities and Shareholders’ Equity	$1,150,491	$1,111,992

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	13 WEEKS ENDED		39 WEEKS ENDED

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

NET SALES
Harris Teeter	$663,324	$625,314	$1,973,966	$1,882,459
American & Efird	86,474	77,421	238,249	213,435

Total	749,798	702,735	2,212,215	2,095,894

COST OF SALES
Harris Teeter	465,669	441,904	1,385,476	1,330,219
American & Efird	64,162	54,758	178,026	156,320

Total	529,831	496,662	1,563,502	1,486,539

GROSS PROFIT
Harris Teeter	197,655	183,410	588,490	552,240
American & Efird	22,312	22,663	60,223	57,115

Total	219,967	206,073	648,713	609,355

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Harris Teeter	169,607	159,395	501,816	476,126
American & Efird	18,202	16,236	51,895	47,138
Corporate	2,182	810	5,608	3,405

Total	189,991	176,441	559,319	526,669

EXIT AND IMPAIRMENT CHARGES
American & Efird	—	—	—	384

OPERATING PROFIT (LOSS)
Harris Teeter	28,048	24,015	86,674	76,114
American & Efird	4,110	6,427	8,328	9,593
Corporate	(2,182)	(810)	(5,608)	(3,405)

Total	29,976	29,632	89,394	82,302

OTHER EXPENSE (INCOME)
Interest expense	3,192	3,150	9,617	9,518
Interest income	(552)	(792)	(1,919)	(1,719)
Net investment (gains) losses	(382)	(400)	(2,862)	(832)
Minority interest	290	421	864	1,084

Total	2,548	2,379	5,700	8,051

INCOME BEFORE TAXES	27,428	27,253	83,694	74,251
INCOME TAXES	9,658	10,217	30,519	27,502

NET INCOME	$17,770	$17,036	$53,175	$46,749

NET INCOME PER SHARE:
Basic	$0.38	$0.37	$1.13	$1.01
Diluted	$0.37	$0.36	$1.12	$1.00
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUSTANDING:
Basic	47,345	46,571	47,142	46,405
Diluted	47,858	47,073	47,647	46,750
DIVIDENDS DECLARED PER SHARE - Common	$0.11	$0.10	$0.33	$0.30

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock Shares (No Par Value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance at September 28, 2003	46,223,233	$47,749	$489,135	$(41,619)	$495,265
Exercise of stock options, including tax benefits of $506	457,975	7,884	—	—	7,884
Net earnings			46,749	—	46,749	$46,749
Dividends ($0.30 a share)	—	—	(13,933)	—	(13,933)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	781	781	781

Balance at June 27, 2004	46,681,208	$55,633	$521,951	$(40,838)	$536,746	$47,530

Balance at October 3, 2004	46,730,758	$56,634	$535,188	$(42,112)	$549,710
Exercise of stock options, including tax benefits of $1,296	646,888	12,277	—	—	12,277
Directors’ deferral plan	—	2	—	—	2
Restricted stock awards	73,710	846	—	—	846
Net earnings	—	—	53,175	—	53,175	$53,175
Dividends ($0.33 a share)	—	—	(15,610)	—	(15,610)
Foreign currency translation adjustment (net of tax of $30)	—	—	—	(223)	(223)	(223)

Balance at July 3, 2005	47,451,356	$69,759	$572,753	$(42,335)	$600,177	$52,952

See accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

RUDDICK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 WEEKS ENDED

	July 3, 2005	June 27, 2004

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$53,175	$46,749
Non-Cash Items Included in Net Income
Depreciation and Amortization	57,852	56,762
Deferred Taxes	(1,644)	(8,858)
Net (Gain) Loss on Sale of Property	(935)	1,547
Impairment Losses	2,500	1,959
Other, Net	1,863	(218)
Increase in Current Assets	(23,929)	(12,484)
(Decrease) Increase in Current Liabilities	(8,599)	16,580
Increase (Decrease) in Certain Long-Term Liabilities	4,311	(2,145)

NET CASH PROVIDED BY OPERATING ACTIVITIES	84,594	99,892

INVESTING ACTIVITIES
Proceeds from Sale of Temporary Investments	80,640	83,939
Purchase of Temporary Investments	(65,644)	(86,006)
Capital Expenditures	(88,257)	(57,165)
Purchase of Other Investments	(29,439)	(18,952)
Proceeds from Sale of Property and Partnership Distributions	14,181	12,517
Company-Owned Life Insurance, Net	(2,713)	35
Other, Net	765	3,180

NET CASH USED IN INVESTING ACTIVITIES	(90,467)	(62,452)

FINANCING ACTIVITIES
Net Proceeds from Short-Term Borrowings	388	484
Payments on Long-Term Debt	(8,175)	(31,112)
Dividends Paid	(15,610)	(13,933)
Proceeds from Stock Issued	10,981	7,378
Other, Net	131	(118)

NET CASH USED IN FINANCING ACTIVITIES	(12,285)	(37,301)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,158)	139
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,579	63,222

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,421	$63,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$9,655	$9,390
Income Taxes	$36,819	$20,212
Non-Cash Activity:
Capital Leases Incurred	$—	$6,568

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

The Company’s Consolidated Condensed Balance Sheet as of October 3, 2004 has been derived from the audited Consolidated Balance Sheet as of that date.  The results of operations for the 39 weeks ended July 3, 2005 are not necessarily indicative of results for a full year.

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

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares.  Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options and stock awards.  There are no other dilutive securities or potential common share equivalents. The following table details the computation of EPS (in thousands except per share data):

	13 WEEKS ENDED		39 WEEKS ENDED

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Basic EPS:
Net income	$17,770	$17,036	$53,175	$46,749

Weighted average common shares outstanding	47,345	46,571	47,142	46,405

Basic EPS	$0.38	$0.37	$1.13	$1.01

Diluted EPS:
Net income	$17,770	$17,036	$53,175	$46,749

Weighted average common shares outstanding	47,345	46,571	47,142	46,405
Potential common share equivalents	513	502	505	345

Diluted average common shares outstanding	47,858	47,073	47,647	46,750

Diluted EPS	$0.37	$0.36	$1.12	$1.00

	13 WEEKS ENDED		39 WEEKS ENDED

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Calculation of potential common share equivalents:
Options to purchase potential common shares	1,631	2,519	1,861	2,029
Weighted shares outstanding -- stock awards	74	—	62	—
Potential common shares assumed purchased	(1,192)	(2,017)	(1,418)	(1,684)

Potential common share equivalents	513	502	505	345

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$26,916	$41,826	$30,576	$31,711
Weighted unamortized expense – stock awards	1,303	—	1,188	—

	$28,219	$41,826	$31,764	$31,711
Common stock price used under the treasury stock method	$23.66	$20.74	$22.39	$18.83
Potential common shares assumed purchased	1,192	2,017	1,418	1,684

For the 13 and 39 weeks ended July 3, 2005 and the 13 weeks ended June 27, 2004, all outstanding restricted shares and stock options were included in the calculation of potential common share equivalents.  For the 39 weeks ended June 27, 2004, outstanding options to purchase 554,000 shares were excluded from the calculation of potential common share equivalents since the option price exceeded the average market price during the period. There were no restricted stock awards outstanding during the 39 weeks ended June 27, 2004.

Exit and Impairment Costs
During the fourth quarter of fiscal 2003, the Company announced the closing of one of A&E’s thread yarn spinning plants in Maiden, NC. In connection with this closing, the Company recorded pre-tax exit charges of $384,000 ($238,000 after tax benefits) during the first nine months of fiscal 2004 for related severance costs.

During fiscal 2001 the Company recorded charges for exit and impairment costs related to the sale of 26 Harris Teeter stores in certain of its non-core markets.  As of July 3, 2005, the remaining balance of all exit cost reserves, primarily related to lease liabilities, was $9,000 ($139,000 at October 3, 2004).

Employee Benefit Plans
The following tables summarize the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both funded and unfunded supplemental plan) for the 13 and 39 weeks of fiscal 2005 and 2004 (in thousands):

	13 WEEKS ENDED		39 WEEKS ENDED

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Pension Plan:
Service cost	$2,886	$2,891	8,623	$8,057
Interest cost	3,663	3,403	10,941	9,759
Expected return on plan assets	(3,748)	(3,264)	(11,196)	(9,736)
Amortization of prior service cost	54	76	161	158
Recognized net actuarial loss	2,289	2,179	6,838	5,193

Net periodic benefit cost	$5,144	$5,285	$15,367	$13,431

Supplemental Plan:
Service cost	$176	$120	$527	$361
Interest cost	367	333	1,102	997
Amortization of prior service cost	34	33	103	99
Recognized net actuarial loss	140	84	419	253

Net periodic benefit cost	$717	$570	$2,151	$1,710

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on December 2, 2004, the Company’s current funding policy for its qualified pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions.  The Company contributed $20 million to its pension plan in the second quarter of fiscal 2005.

Since the Company’s supplemental plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year.  The Company has contributed $970,000 in the 39 weeks ended July 3, 2005, and anticipates contributing approximately $320,000 more for expected future benefit payments during the remainder of fiscal 2005.

The Company’s Board of Directors approved changes to the Company’s retirement plans which are in the process of being implemented and communicated to the Company’s employees. Changes include the freezing of participation and benefit accruals under the Company-sponsored defined benefit Plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005. Other changes include the freezing of participation in and the cessation of Company contributions after December 31, 2005 to the Company’s Employee Stock Ownership Plan (“ESOP”). As a result of these changes, participants in the ESOP as of September 30, 2005 will become fully vested in their ESOP account balances. In addition, enhancements will be made to the Company’s defined contribution Plan which is expected to include additional Company contributions to individual employee accounts. The changes are not expected to have a significant reduction in expense or funding requirements in fiscal 2005 or fiscal 2006. The Company believes that the changes will result in better predictability of expenses in future years as well as result in expense reductions compared to what is expected to occur under the existing plans.

Stock Awards
In November 2004, the Board of Directors approved 150,100 stock awards to eligible employees in lieu of stock options.  The awards were apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting over a five-year period of continued employment) and 50% as a variable award, based on the attainment of certain performance targets for fiscal 2005. If the performance targets are met, the variable awards will be issued as restricted stock and vest over four years of continued employment. The awards are being expensed over the employees’ five-year service period. In the 13 weeks and 39 weeks ended July 3, 2005, the Company recorded compensation expense of $362,000 and $846,000 respectively related to the awards.

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

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	13 WEEKS ENDED		39 WEEKS ENDED

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net income, as reported	$17,770	$17,036	$53,175	$46,749
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(158)	(296)	(494)	(857)

Pro forma net income	$17,612	$16,740	$52,681	$45,892

Earnings per share:
Basic - as reported	$0.38	$0.37	$1.13	$1.01

Basic - pro forma	$0.37	$0.36	$1.12	$0.99

Diluted - as reported	$0.37	$0.36	$1.12	$1.00

Diluted - pro forma	$0.37	$0.36	$1.11	$0.98

Beginning in fiscal 2005, the Company issued stock awards in lieu of stock options (refer to Stock Awards note above).  For fiscal 2004, no options were granted during the third quarter.  The fair value of options granted during the 39 weeks ended June 27, 2004 was $4.00 per option. This fair value was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: Expected life – 5.4 years; Risk-free interest rate – 3.25%; Volatility – 27.63%; and Dividend yield – 2.33%.

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

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse.  These leases expire over the next 17 years, and the future minimum lease payments of approximately $86.2 million, in the aggregate over that future period, have been assumed by these merchants.  In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $2.3 million for the remainder of fiscal 2005 (33 stores), $9.2 million in fiscal 2006 (29 stores), $9.0 million in fiscal 2007 (27 stores), $8.6 million in fiscal 2008 (26 stores), $8.0 million in fiscal 2009 (25 stores), and $49.1 million in the aggregate during all remaining years thereafter.

Harris Teeter leases most of its stores in operation (and certain other stores that have been subleased to other companies) under leases that expire during the next 27 years.  Management expects that such leases will be renewed by exercising options or replaced by leases for other properties.  The future minimum lease obligations under operating leases existing and executed as of July 3, 2005, excluding those assigned as discussed above and excluding leases being assumed in connection with the purchase of six stores from Winn-Dixie, are as follows in the aggregate by year: $15.9 million for the remainder of fiscal 2005, $66.5 million in fiscal 2006, $70.7 million in fiscal 2007, $71.8 million in fiscal 2008, $70.7 million in fiscal 2009, and $741.6 million in the aggregate during all remaining years thereafter. Management expects that cash provided by future operations will be sufficient to meet these obligations.

The Company utilizes various standby and trade letters of credit or insurance bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and certain casualty insurance.  As of July 3, 2005, letters of credit amounted to $27.4 million and insurance bonds totaled $4.6 million.

New Accounting Standards
In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s 2006 fiscal year beginning October 3, 2005. The Company continues to evaluate the impact of this new standard. However, based on the Company’s initial evaluations, the adoption of the new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In December 2004, the FASB issued Statement No. 153, “Exchange of Nonmonetary Assets.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company’s 2006 fiscal year beginning October 3, 2005. The Company continues to evaluate the impact of this new standard. However, based on the Company’s initial evaluations, the adoption of the new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

Subsequent Event
On July 14, 2005, the FASB directed the FASB staff to issue a proposed FASB Staff Position (“FSP”) No. FAS-13-b to address the accounting for rental costs associated with operating leases that are incurred during a construction period.  This matter typically relates to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for 6 to 9 months. Under this proposed FSP, rental costs that are incurred during the construction period shall be recognized as rental expense.  The Company’s present policy, consistent with current accounting rules, is to capitalize such costs during the construction period. The Company’s new store plans for future years include a relatively high percentage of these land leases and therefore the impact of the FSP on future years, if adopted, would be significant. The amounts presently estimated for fiscal 2006 which would be required to be imputed as rent holiday and expensed as a non-cash charge is approximately $8.5 million. Although the proposed statement permits retrospective application to prior periods, the Company does not believe it would be significant due to the relatively small percentage of land leases in prior periods. The FSP is currently undergoing a comment period through August 18, 2005. If adopted, the FSP could have a significant impact on the Company’s results of operations, but it is not expected to have a significant impact on the Company’s financial position or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) – Harris Teeter, and industrial thread (textile primarily) – American & Efird (“A&E”).  Harris Teeter operates a regional chain of supermarkets in six southeastern states.  A&E manufactures and distributes industrial sewing thread, specialty engineered yarn and consumer thread on a global basis. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Harris Teeter operates in a highly competitive market environment, characterized by competition from other supermarkets as well as other retail formats such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors.  In response, Harris Teeter continued to differentiate itself with its product assortment and variety, and focus on customer service, while driving customer traffic through the use of its Very Important Customer (“VIC”) loyalty card program. These efforts have resulted in overall gains in market share within our primary markets. In addition, Harris Teeter has increased and plans to continue to increase its new store development. Since the third quarter of fiscal 2004, Harris Teeter has opened 9 new stores, closed 7 stores and completed the remodeling of 13 stores (5 of which were expanded in size). The company had 138 stores in operation at July 3, 2005 compared to 136 stores at June 27, 2004. Harris Teeter will acquire six stores from Winn-Dixie in the fourth quarter of fiscal 2005 and plans to increase store openings during fiscal 2006 in its core markets, including the Northern Virginia market.

Business conditions for A&E’s customers in the U.S. textile and apparel industry remain challenging due to the continued rise in imports that has forced many of A&E’s U.S. customers to close their plants or shift their production out of the United States. A&E also continues to face highly competitive pricing in its markets. A&E remains focused on executing its global expansion plans, integrating acquisitions, and optimizing costs and manufacturing capacities globally. Acquiring the businesses of Ludlow Textiles Company, Inc. in the second quarter of fiscal 2005 and Synthetic Thread Company, Inc. in the fourth quarter of fiscal 2004 enhances A&E’s industrial thread business, establishes an entry into the specialty engineered yarn market and provides further opportunities to optimize its domestic operating costs.

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

As a result of this change, the Company recorded a non-cash cumulative charge of $2.9 million ($1.8 million after tax benefits) in the second quarter of fiscal 2005. The adjustment did not impact historical net cash flows nor the timing of the payments under related leases. The new lease accounting policy is not expected to have a material effect on future diluted earnings per share.  However, accounting requirements under a proposed FASB Staff Position would disallow capitalization of lease expense during the construction period and potentially have a significant impact on the Company’s results of operations in the future (refer to “Subsequent Event” under the Notes to Consolidated Condensed Financial Statements included in Item 1 hereof). Prior years’ financial statements were not restated since the impact of this issue was immaterial to previously reported financial position, results of operations and cash flows.

For the 13 Weeks Ended July 3, 2005 and June 27, 2004

Consolidated
The following table sets forth the operating profit components by each of the Company’s business segments, and for the holding company (“Corporate”) for the 13 weeks ended July 3, 2005 and June 27, 2004.  The table also sets forth each segment’s sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	July 3, 2005		June 27, 2004		% Inc. (Dec.)

		% to Total		% to Total

Net Sales
Harris Teeter	$663,324	88.5	$625,314	89.0	6.1
American & Efird	86,474	11.5	77,421	11.0	11.7

Total	$749,798	100.0	$702,735	100.0	6.7

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$197,655	26.36	$183,410	26.10	7.8
American & Efird	22,312	2.98	22,663	3.22	(1.5)

Total	219,967	29.34	206,073	29.32	6.7
Selling, General & Admin. Expenses
Harris Teeter	169,607	22.62	159,395	22.68	6.4
American & Efird	18,202	2.43	16,236	2.31	12.1
Corporate	2,182	0.29	810	0.12	169.6

Total	189,991	25.34	176,441	25.11	7.7
Operating Profit (Loss)
Harris Teeter	28,048	3.74	24,015	3.42	16.8
American & Efird	4,110	0.55	6,427	0.91	(36.1)
Corporate	(2,182)	(0.29)	(810)	(0.12)	(169.6)

Total	29,976	4.00	29,632	4.21	1.2
Other Expense (Income), net	2,548	0.34	2,379	0.34	7.1
Income Tax Expense	9,658	1.29	10,217	1.45	(5.5)

Net Income	$17,770	2.37	$17,036	2.42	4.3

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s subsidiaries. A&E’s foreign sales for the third quarter of fiscal 2005 represented 6.2% of the consolidated net sales of the Company compared to 6.0% in the same period last year.  Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated gross profit as a percent to sales increased slightly during the third quarter of fiscal 2005 over the prior year period as a result of improved gross margin performance at Harris Teeter. The gross margin improvement at Harris Teeter was offset, in part, by a gross margin decline at A&E during the third quarter of fiscal 2005. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated selling, general & administrative (“SG&A”) expenses as a percent to sales increased over the prior year primarily as a result of slight increases in the SG&A expense margins at Harris Teeter and A&E, and increased Corporate expenses. During the third quarter of fiscal 2004, Corporate expenses were offset by insurance proceeds of approximately $700,000 received during that period. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Other Expense (Income), net includes interest expense, interest income, investment gains and minority interest which were unchanged in all material respects between the comparable periods in fiscal 2005 and 2004.

The effective income tax rate for the third quarter of fiscal 2005 was 35.2% as compared to 37.5% in the prior year period. The lower rate in the current period resulted from adjusting the Company’s current expected annual effective rate to 36.5%.

As a result of the items discussed above, consolidated net income for the third quarter of fiscal 2005 increased by 4.3% over the prior year period.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter subsidiary for the 13 weeks ended July 3, 2005 and June 27, 2004.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	July 3, 2005		June 27, 2004		% Inc. (Dec.)

		% to Sales		% to Sales

Net Sales	$663,324	100.00	$625,314	100.00	6.1
Cost of Sales	465,669	70.20	441,904	70.67	5.4

Gross Profit	197,655	29.80	183,410	29.33	7.8
Selling, General & Admin. Expenses	169,607	25.57	159,395	25.49	6.4

Operating Profit	$28,048	4.23	$24,015	3.84	16.8

Sales increased by 6.1% in the third quarter of fiscal 2005 as compared to the prior year period as a result of new store activity and comparable store sales gains. The increase in sales from new stores exceeded the loss of sales from closed stores by $21.0 million for the comparable periods. This net increase was offset, in part, by the sale and discontinuation of Harris Teeter’s milk route business in January 2005 that resulted in a reduction of net sales of $2.8 million for the current period. Comparable store sales (see definition below) increased 2.89% ($17.4 million) in the third quarter of fiscal 2005 as compared to 3.02% ($17.6 million) in the prior year period. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter.  Additionally, the comparable store sales measurement continues to be negatively impacted by the company’s strategy of opening additional stores in its existing markets that have proximity to existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, will have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow.

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

Gross profit as a percent to sales increased in the third quarter of fiscal 2005 from the prior year period as a result of Harris Teeter’s effective retail pricing and promotional spending programs. Improvements have also been realized from the continued emphasis that the company places on productivity efforts, private label branding, assortment and product mix.

Selling, general & administrative (SG&A) expenses in the prior year included a pre-tax charge of $1.7 million (0.27% to sales) related to leasehold improvements that were written off in the third quarter of fiscal 2004 associated with a lease that was terminated and renegotiated with the landlord. Sales increases provided the leverage to offset, in part, increases in bank card fees, increases in fringe benefit costs and new store pre-opening expenses.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company’s American & Efird subsidiary for the 13 weeks ended July 3, 2005 and June 27, 2004.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	July 3, 2004		June 27, 2004
					% Inc. (Dec.)
		% to Sales		% to Sales

Net Sales	$86,474	100.00	$77,421	100.00	11.7
Cost of Sales	64,162	74.20	54,758	70.73	17.2

Gross Profit	22,312	25.80	22,663	29.27	(1.5)
Selling, General & Admin. Expenses	18,202	21.05	16,236	20.97	12.1

Operating Profit	$4,110	4.75	$6,427	8.30	(36.1)

Sales increased 11.7% in the third quarter of fiscal 2005 as compared to the prior year period as a result of a 14.5% increase in U.S. sales and a 9.4% increase in foreign sales. The increase in U.S. sales was attributable to additional sales realized from the acquisition of the businesses of Ludlow Textiles Company, Inc. and Synthetic Thread Company, Inc. Foreign sales accounted for approximately 54% of total A&E sales for the third quarter of fiscal 2005 compared to approximately 55% in the prior year period. Foreign sales continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets.  Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales decreased in the third quarter of fiscal 2005 from the prior year period as a result of continued price competition, rising raw materials costs and weak manufacturing operating schedules for apparel related thread products. Management continues to focus on optimizing costs and manufacturing capacities at its domestic and foreign operations.

SG&A expenses as a percent to sales increased slightly in the third quarter of fiscal 2005 from the prior year period due to the additional costs associated with integrating the acquired businesses in the U.S. The additional integration costs were offset, in part, by fixed costs leverage created by sales increases and management’s continued emphasis on cost containment initiatives.

Operating profit from foreign operations contributed approximately 63% of A&E’s consolidated operating profit in the third quarter of fiscal 2005 as compared to approximately 30% in the prior year period.

For the 39 Weeks Ended July 3, 2005 and June 27, 2004

Consolidated
The following table sets forth the operating profit components by each of the Company’s business segments, and for the holding company (“Corporate”) for the 39 weeks ended July 3, 2005 and June 27, 2004.  The table also sets forth each segment’s sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	July 3, 2005		June 27, 2004		% Inc. (Dec.)

		% to Total		% to Total

Net Sales
Harris Teeter	$1,973,966	89.2	$1,882,459	89.8	4.9
American & Efird	238,249	10.8	213,435	10.2	11.6

Total	$2,212,215	100.0	$2,095,894	100.0	5.5

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$588,490	26.60	$552,240	26.35	6.6
American & Efird	60,223	2.72	57,115	2.73	5.4

Total	648,713	29.32	609,355	29.08	6.5
Selling, General & Admin. Expenses
Harris Teeter	501,816	22.68	476,126	22.73	5.4
American & Efird	51,895	2.35	47,138	2.25	10.1
Corporate	5,608	0.25	3,405	0.16	64.7

Total	559,319	25.28	526,669	25.14	6.2
Exit & Impairment Charges
American & Efird	—	—	384	0.02	n.a.

Operating Profit (Loss)
Harris Teeter	86,674	3.92	76,114	3.63	13.9
American & Efird	8,328	0.37	9,593	0.45	(13.2)
Corporate	(5,608)	(0.25)	(3,405)	(0.16)	(64.7)

Total	89,394	4.04	82,302	3.92	8.6
Other Expense (Income), net	5,700	0.26	8,051	0.38	(29.2)
Income Tax Expense	30,519	1.38	27,502	1.31	11.0

Net Income	$53,175	2.40	$46,749	2.23	13.7

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s subsidiaries. A&E’s foreign sales for the 39 weeks ended July 3, 2005, represented 5.7% of the consolidated net sales of the Company compared to 5.4% in the same period last year.  Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated gross profit as a percent to sales increased during the first 39 weeks of fiscal 2005 over the prior year period as a result of the strong gross margin performance at Harris Teeter. The gross margin improvement at Harris Teeter was offset, in part, by a gross margin decline at A&E during the 39 weeks ended July 3, 2005. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

For the first nine months of fiscal 2005, consolidated selling, general & administrative (“SG&A”) expenses as a percent to sales increased over the prior year primarily as a result of an increase in the SG&A expense margin at Harris Teeter and increased Corporate expenses. The increase was offset, in part, by a decrease in the SG&A expense margin at A&E. The increase in Corporate expenses reflects increased benefit costs and an increase in operating costs associated with the corporate aircraft primarily driven by higher fuel costs. In addition, Corporate expenses for the prior year period were offset by approximately $1.2 million of insurance proceeds received during the first nine months of fiscal 2004. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the subsidiaries’ operating results.

Consolidated operating profit increased over the prior year period as a result of the sales and cost elements described above.  In addition, consolidated operating profit for the prior year was reduced by $384,000 for exit and impairment charges related to severance costs paid in connection with the closure of A&E’s spinning plant in Maiden, NC.

Other Expense (Income), net includes interest expense, interest income, investment gains and minority interest. The first nine months of fiscal 2005 includes a $2.1 million investment gain related to the sale of a real estate investment held by Corporate. Net interest and minority interest were unchanged in all material respects between the comparable periods in fiscal 2005 and 2004.

The effective income tax rate for the 39 week period was 36.5% in fiscal 2005 as compared to 37.0% in fiscal 2004. The lower rate in the current period represents the Company’s current expected annual effective rate.

As a result of the items discussed above, consolidated net income for the first nine months of fiscal 2005 increased by 13.7% over the prior year period.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter subsidiary for the 39 weeks ended July 3, 2005 and June 27, 2004.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	July 3, 2005		June 27, 2004		% Inc. (Dec.)

		% to Sales		% to Sales

Net Sales	$1,973,966	100.00	$1,882,459	100.00	4.9
Cost of Sales	1,385,476	70.19	1,330,219	70.66	4.2

Gross Profit	588,490	29.81	552,240	29.34	6.6
Selling, General & Admin. Expenses	501,816	25.42	476,126	25.30	5.4

Operating Profit	$86,674	4.39	$76,114	4.04	13.9

Sales increased by 4.9% for the 39 weeks ended July 3, 2005 as compared to the prior year period as a result of new store activity and comparable store sales gains. The increase in sales from new stores exceeded the loss of sales from closed stores by $31.0 million for the comparable periods. This net increase was offset, in part, by the sale and discontinuation of Harris Teeter’s milk route business in January 2005 that resulted in a reduction of net sales of $5.3 million for the current year-to-date period. Comparable store sales, as previously defined, increased 3.32% ($60.4 million) for the 39 weeks ended July 3, 2005 as compared to a comparable store sales increase of 2.27% ($40.2 million) for the 39 weeks ended June 27, 2004. The comparable store sales increase was achieved despite the intensely competitive market facing Harris Teeter.  Additionally, the comparable store sales measurement continues to be negatively impacted by the company’s strategy of opening additional stores in its existing markets that have proximity to existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, will have a strategic benefit of enabling the company to capture sales and expand market share as the markets they serve continue to grow.

Gross profit as a percent to sales increased during the 39 weeks ended July 3, 2005 from the prior year period as a result of Harris Teeter’s effective retail pricing and promotional spending programs. Improvements have also been realized from the continued emphasis that the company places on productivity efforts, private label branding, assortment and product mix.

Selling, general & administrative (SG&A) expenses for the 39 weeks ended July 3, 2005, includes a $2.9 million (0.15% to sales) charge for a lease accounting correction related to rent holidays recorded in the second quarter of fiscal 2005. Refer to “Lease Accounting Correction” above and “Deferred Rent” under the Notes to Consolidated Condensed Financial Statements included in Item 1 hereof for a description of rent holidays. Fiscal 2004 SG&A expense included a pre-tax charge of $1.7 million (0.09% to sales) related to leasehold improvements that were written off in the third quarter of fiscal 2004 associated with a lease that was terminated and renegotiated with the landlord. Sales increases provided the leverage to offset, in part, the lease accounting correction, increases in bank card fees and fringe benefit costs.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company’s American & Efird subsidiary for the 39 weeks ended July 3, 2005 and June 27, 2004.  The table also sets forth the percent to sales and the percentage increase or decrease of such components over the prior year period (in thousands).

	July 3, 2005		June 27, 2004		% Inc. (Dec.)

		% to Sales		% to Sales

Net Sales	$238,249	100.00	$213,435	100.00	11.6
Cost of Sales	178,026	74.72	156,320	73.24	13.9

Gross Profit	60,223	25.28	57,115	26.76	5.4
Selling, General & Admin. Expenses	51,895	21.78	47,138	22.09	10.1
Exit and Impairment Charges	—	—	384	0.18	n.a.

Operating Profit	$8,328	3.50	$9,593	4.49	(13.2)

Sales increased 11.6% for the 39 weeks ended July 3, 2005 as compared to the prior year period as a result of a 10.9% increase in U.S. sales and a 12.3% increase in foreign sales. The increase in U.S. sales was attributable to additional sales realized from the acquisition of the businesses of Ludlow Textiles Company, Inc. and Synthetic Thread Company, Inc. Foreign sales accounted for approximately 53% of total A&E sales for the first nine months of both fiscal 2005 and fiscal 2004.  Foreign sales continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue its global expansion by way of joint ventures and other investments.

Gross profit as a percent to sales decreased during the 39 weeks ended July 3, 2005 from the prior year period as a result of continued price competition, rising raw materials costs and weak manufacturing operating schedules for apparel related thread products. Management continues to focus on optimizing costs and manufacturing capacities at its domestic and foreign operations.

SG&A expenses as a percent to sales decreased during the 39 weeks ended July 3, 2005 from the prior year period as a result of fixed costs leverage created by sales increases and management’s continued emphasis on cost containment initiatives.

Operating profit from foreign operations contributed approximately 52% of A&E’s consolidated operating profit in the first nine months of fiscal 2005 as compared to approximately 30% in the prior year period.

Outlook

Harris Teeter’s improvement in operating performance over the last several years and financial position provides the flexibility to expand its store development program for new stores and the replacement, expansions and remodeling of existing stores. During the remainder of fiscal 2005, Harris Teeter expects to acquire six stores from Winn-Dixie (located in the company’s core markets of North Carolina). Harris Teeter plans to remodel the acquired stores prior to reopening them under the Harris Teeter banner and once reopened, the company anticipates simultaneously closing three of its existing stores which have a smaller footprint and are in close proximity to the larger acquired Winn-Dixie stores. In addition, Harris Teeter plans to open an additional seven new stores and complete the remodeling of nine existing stores during the fourth quarter of fiscal 2005. During fiscal 2006, the company plans to open 16 new stores (including 3 replacement stores) in addition to the 6 stores acquired from Winn-Dixie. These 22 new and acquired stores will drive an approximate 12% increase in retail square footage compared to the 6.2% increase anticipated in fiscal 2005. The company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

New store development in fiscal 2005 includes growth in the Northern Virginia market.  Harris Teeter opened a store in suburban Ashburn, Virginia during the third quarter and plans to open a store in South Riding, Virginia in the fourth quarter, bringing the total Northern Virginia area store base to eight by the end of fiscal 2005. Four additional stores in the Northern Virginia market are anticipated for fiscal 2006 and further development is planned in this market thereafter.

The increased store expansion program at Harris Teeter will be challenging. The acquisition of six Winn-Dixie stores is expected to negatively impact Harris Teeter operating profit in the fourth quarter of fiscal 2005 and overall fiscal 2006 by approximately $500,000 and $2.9 million, respectively as a result of pre-opening costs, remodeling expenses and required reserves associated with the closing of three existing stores. In addition to the increased store expansion program, the consistent execution of productivity initiatives implemented at under-performing stores, controls over waste, implementation of operating efficiencies that will offset the continued rising costs for health care, pensions and bank card fees, and effective merchandising strategies will dictate the pace at which Harris Teeter’s margins could improve. Promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods.  The intense competitive environment for supermarkets is expected to continue in the foreseeable future.

A&E has been able to increase sales and expand its product line offerings in fiscal 2005, in part, due to the acquisitions of the business of Ludlow Textiles Company, Inc. and Synthetic Thread Company, Inc. In an effort to further expand and diversify its operations, A&E is pursuing a number of acquisitions and joint ventures in various markets which may be consummated during the remainder of fiscal 2005. These transactions are in various stages of negotiation and there can be no assurance that any of such transactions will be consummated, or if consummated, the timing and costs of such transactions. Aside from the potential acquisitions and joint ventures, A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on generating sales and profit growth in global markets and on managing costs and manufacturing capacities.

Ruddick Corporation management remains conservative in its outlook for the remainder of fiscal 2005 given the complex factors currently impacting sales and costs at both subsidiaries. In addition, accounting changes proposed by the FASB relating to rental costs associated with operating leases incurred during a construction period could negatively impact future results. Further operating improvement will be dependent on the Company’s ability to offset rising health care and benefit costs, including pension costs, with additional operating efficiencies and to effectively execute Harris Teeter’s increased store development plans and A&E’s integration and global expansion plans.

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

The Company seeks to limit long-term debt so that it constitutes no more than 40% of capital employed, which includes long-term debt, minority interest and shareholders’ equity.  As of July 3, 2005, this percentage was 20.6%, as compared to 23.0% as of October 3, 2004 and 23.2% as of June 27, 2004.  Long-term debt less cash and temporary investments amounted to $84.1 million as of July 3, 2005 as compared to $59.2 million as of October 3, 2004 and $40.6 million as of June 27, 2004.

The Company’s principal source of liquidity has been cash generated from operating activities. As of July 3, 2005, the Company had current liquidity (cash, cash equivalents and temporary investments) of $73.9 million compared to $107.1 million as of October 3, 2004 and $123.8 million as of June 27, 2004.  During the 39 weeks ended July 3, 2005, net cash provided by operating activities amounted to $84.6 million, or $15.3 million lower than the comparable period last year. The reduction in cash provided by operating activities resulted primarily from increased estimated federal and state tax payments. Cash flow from income (net income adjusted for non-cash items included in net income) was $112.8 million for the 39 weeks ended July 3, 2005, compared to $97.9 million for the 39 weeks of the prior year period. Investing activities required net cash of $90.5 million during the 39 weeks ended July 3, 2005, up $28.0 million from the comparable prior year period. The increase in investing activity was driven primarily by increased capital spending and other investment activity related to Harris Teeter’s expansion program. Financing activities during the 39 weeks ended July 3, 2005 required net cash of $12.3 million (compared to $37.3 million during the comparable prior year period). Collectively, these activities generated an $18.2 million decrease in the balances of cash and cash equivalents during the first nine months of fiscal 2005.

During the 39 weeks ended July 3, 2005, capital expenditures totaled $88.3 million. Harris Teeter capital expenditures were $81.9 million and A&E capital expenditures were $6.4 million during this period. Harris Teeter currently estimates total capital expenditures for fiscal 2005 to be approximately $120 million (which does not include $15.9 million for the purchase of six stores from Winn-Dixie), compared to capital expenditures of $83.9 million in fiscal 2004. The anticipated capital expenditure total reflects Harris Teeter’s plan to open 10 new stores and remodel 17 stores during fiscal 2005.  In addition to the capital expenditures, during the first nine months of fiscal 2005 Harris Teeter has invested a net of $19.2 million ($28.2 million of new investments less $9.0 million of return on capital) in the development of certain of its new stores.  Such development capital spending is not included in Harris Teeter’s total anticipated fiscal 2005 capital expenditures of approximately $120 million. A&E is pursuing a number of acquisitions and joint ventures in various markets which may be consummated during the remainder of fiscal 2005. The aggregate cash requirement expected for such transactions is not expected to exceed $29 million during the remainder of fiscal 2005. A&E estimates total capital expenditures for fiscal 2005, excluding these transactions, to be approximately $11 million. For the remainder of fiscal 2005, the cash requirements for current operations, capital expenditures and acquisitions of six Winn-Dixie stores by Harris Teeter and several acquisitions and joint ventures presently anticipated for A&E are expected to be financed by internally generated funds or liquid assets.

Harris Teeter capital expenditures for fiscal 2006 are presently estimated to be approximately $170 million including approximately $24 million to refurbish the six stores acquired from Winn-Dixie. Although real estate development by its nature is both unpredictable and subject to external factors including weather and construction schedules, the fiscal year 2006 projected new store development represents a reasonable estimate of anticipated future growth. The cash requirements for fiscal 2006 capital expenditures are expected to be financed by internally generated funds, liquid assets and short-term borrowings under the Company’s existing revolving credit facility discussed below.

On May 14, 2002, the Company and three banks entered into a revolving credit facility for an aggregate amount of up to $100 million. The credit agreement provided for a maturity of three years, plus two annual extensions of one year each if then granted by the banks. The two annual extensions have been granted, which establishes a maturity date of May 14, 2007. Borrowings and repayments under this revolving credit facility are of the same nature as short-term credit lines. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are dependent on outstanding letters of credit with the banks and a leverage factor. At July 3, 2005, no debt was outstanding under the revolving credit facility and $72.6 million was available for borrowings. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of July 3, 2005, the Company was in compliance with all financial covenants. In the normal course of business, management expects to extend and expand the Company’s revolving line of credit early in fiscal 2006. Other financing alternatives will also be evaluated in the normal course of business. The Company also has the ability to borrow up to an aggregate amount of approximately $38 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur.  Management believes that the limit on indebtedness does not significantly restrict the Company’s liquidity and that such liquidity is adequate to meet foreseeable requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.  A table representing the scheduled maturities of the Company’s contractual obligations as of October 3, 2004 was included under the heading “Contractual Obligations and Commercial Commitments” on page 13 of the Company’s 2004 Annual Report on Form 10-K filed with the SEC on December 2, 2004.  Other than the agreement to purchase six Winn-Dixie stores discussed elsewhere herein, there are no significant additional contractual obligations and commercial commitments aside from those disclosed in the table referenced above. In connection with the acquisition of the Winn-Dixie stores, the Company will assume the related operating leases. The aggregate gross minimum annual payments for all remaining years pursuant to these leases total approximately $24 million.

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

New Accounting Standards

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s 2006 fiscal year beginning October 3, 2005. The Company continues to evaluate the impact of this new standard. However, based on the Company’s initial evaluations, the adoption of the new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In December 2004, the FASB issued Statement No. 153, “Exchange of Nonmonetary Assets.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company’s 2006 fiscal year beginning October 3, 2005. The Company continues to evaluate the impact of this new standard. However, based on the Company’s initial evaluations, the adoption of the new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

Proposed Accounting Standard

On July 14, 2005, the FASB directed the FASB staff to issue a proposed FASB Staff Position (“FSP”) No. FAS-13-b to address the accounting for rental costs associated with operating leases that are incurred during a construction period.  This matter typically relates to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for 6 to 9 months. Under this proposed FSP, rental costs that are incurred during the construction period shall be recognized as rental expense.  The Company’s present policy, consistent with current accounting rules, is to capitalize such costs during the construction period. The Company’s new store plans for future years include a relative high percentage of these land leases and therefore the impact of the FSP on future years, if adopted, would be significant. The amounts presently estimated for fiscal 2006 which would be required to be imputed as rent holiday and expensed as a non-cash charge is approximately $8.5 million. Although the proposed statement permits retrospective application to prior periods, the Company does not believe it would be significant due to the relatively small percentage of land leases in prior periods. The FSP is currently undergoing a comment period through August 18, 2005. If adopted, the FSP could have a significant impact on the Company’s results of operations, but it is not expected to have a significant impact on the Company’s financial position or cash flows.

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

•	Economic or political changes in the countries in which the Company’s subsidiaries operate, adverse trade regulations, restrictions or tariffs or changes in import quotas;

•	Cost and stability of energy sources;

•	Cost and availability of raw materials;

•	Management’s ability to predict accurately the adequacy of the Company’s present liquidity to meet future requirements;

•	The Company’s ability to successfully integrate the operations of acquired businesses;

•	Changes in the Company’s capital expenditures, costs for new store openings or store closings and other business development or expansion costs;

•	Continued solvency of any third parities on leases the Company has guaranteed;

•	Management’s ability to predict the required contributions to the pension and other retirement plans of the Company;

•	Changes in labor and employee benefit costs, such as increased health care and other insurance costs;

•	Ability to recruit, train and retain effective employees and management in both of the Company’s subsidiaries;

•	Uncertainties associated with the purchase of six stores from Winn-Dixie;

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended July 3, 2005.

The following table summarizes the Company’s purchases of its common stock during the quarter ended July 3, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 4, 2005 to May 8, 2005	- 0 -	n.a.	- 0 -	3,467,069
May 9, 2005 to June 5, 2005	- 0 -	n.a.	- 0 -	3,467,069
June 6, 2005 to July 3, 2005	- 0 -	n.a.	- 0 -	3,467,069
Total	- 0 -	n.a.	- 0 -	3,467,069

(1) In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s stock option plans. The stock purchases are effected from time to time and it is not expected that the Company will purchase a material number of shares in any quarterly or annual fiscal period.  As of July 3, 2005, the Company had purchased 1,172,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended July 3, 2005. The stock purchase plan has no set expiration or termination date.

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

RUDDICK CORPORATION

DATE: August 11, 2005	/s/ JOHN B. WOODLIEF

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