Form 10-K
period 2005-10-02
RUDDICK CORP
filed 2005-12-07
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: October 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:     1-6905

RUDDICK CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	56-0905940

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 S. Tryon St., Suite 1800, Charlotte, North Carolina	28202

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (704) 372-5404

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:

Common Stock Rights to Purchase Series A Junior Participating Additional Preferred Stock	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, April 3, 2005, was $800,757,000.  The registrant has no non-voting stock.

          As of November 25, 2005, the registrant had outstanding 47,683,393 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III:  Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders to be held on February 16, 2006, are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 2005

PART I

Item 1.  Business

Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses:  Harris Teeter, Inc. (“Harris Teeter”) operates a regional chain of supermarkets in six southeastern states, and American & Efird, Inc. (“A&E”) manufactures and distributes thread and specialty engineered yarns on a global basis.

At October 2, 2005, the Company and its subsidiaries had total consolidated assets of $1,203,640,000 and had approximately 20,400 employees.  The principal executive office of the Company is located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of A&E and Ruddick Investment Company.  In 1969, the Company acquired Harris Teeter. Ruddick Investment Company is not classified as a separate operating component of the Company due to its limited operations and relative size to the consolidated group. Ruddick Investment Company manages venture capital holdings in a limited number of entities and has investments in various independently managed venture capital investment funds. For information regarding the Company’s investments, see the Note entitled “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

The only foreign operations conducted by the Company are through A&E.  Neither of the two primary businesses would be characterized as seasonal.  The following analysis is based upon the Company’s operating locations for the fiscal periods and year end (in thousands):

	2005	2004	2003

Net Sales for the Fiscal Year:
Domestic United States	$2,796,321	$2,711,164	$2,572,987
Foreign Countries	168,334	157,433	151,752

	$2,964,655	$2,868,597	$2,724,739

Net Long-Lived Assets at Fiscal Year End:
Domestic United States	$599,938	$519,862	$505,102
Foreign Countries	38,866	31,252	32,924

	$638,804	$551,114	$538,026

The Company employs sixteen people at its corporate headquarters, including two executive officers who formulate and implement overall corporate objectives and policies.  The Company’s employees perform functions in a number of areas including finance, accounting, internal audit, risk management, reporting, employee benefits and public and shareholder relations.  The Company assists its subsidiaries in developing long-range goals, in strengthening management personnel and skills and in financing operations.  Management of each subsidiary is responsible for implementing operating policies and reports to management of the Company.

Harris Teeter

As of October 2, 2005, Harris Teeter operated 145 supermarkets located in North Carolina (113), Virginia (17), South Carolina (9), Georgia (1), Tennessee (3) and Florida (2). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, and floral. Several locations also have pharmacies. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk and ice cream produced by the company-owned facility, Harris Teeter purchases most of the products it sells, including its private label brands, from outside suppliers or directly from the manufacturers.  Harris Teeter’s sales constituted 89% of the Company’s consolidated sales in fiscal 2005 (90% in 2004, and 89% in 2003).

The supermarket industry is highly competitive.  Harris Teeter competes with local, regional and national food chains along with independent merchants. In addition to the more traditional food stores, Harris Teeter also competes with discount retailers (including supercenters that carry a full line of food items), many of which are larger in terms of assets and sales. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry which has reduced the number of local food chains and independent merchants.  Additionally, some discount supercenter operators, such as Wal-Mart, are continuing to expand and offer more items typically found in supermarket formats.  As a result, Harris Teeter is likely to compete with more, larger food chains in its markets.  Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety.  No one customer or group of customers has a material effect upon the business of Harris Teeter.

As of October 2, 2005, Harris Teeter employed approximately 8,100 full-time and 8,600 part-time individuals, none of whom were represented by a union.  Harris Teeter considers its employee relations to be good.

American & Efird, Inc.

A&E is a leading manufacturer and distributor of thread and specialty engineered yarns, produced from natural and synthetic fibers, for worldwide industrial and consumer markets.  Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products.  The company sells primarily industrial sewing thread, embroidery thread and specialty engineered yarn through A&E’s employed sales representatives, commissioned agents and distributors. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 11% of the Company’s consolidated sales in fiscal 2005 (10% in 2004 and 11% in 2003).

A majority of A&E’s sales are industrial thread for use in apparel products.  The apparel market is made up of many categories servicing both genders and diverse age groups, including jeanswear, underwear, menswear, womenswear, outerwear, intimate apparel, workwear and childrenswear.  A&E also manufactures industrial thread for use in a wide variety of non-apparel products including home furnishings, automotive, footwear, upholstered furniture, sporting goods, caps and hats, gloves, leather products, medical products and tea bag strings.

Headquartered in Mt. Holly, North Carolina, the company operated eight modern manufacturing facilities in North Carolina, two in Pennsylvania and one in New Jersey as of the fiscal year ended October 2, 2005. The manufacturing facilities have been designed for flexibility and efficiency to accommodate changing customer product demands.  In addition to the manufacturing facilities, A&E operates ten distribution centers in the United States.

A&E also has wholly-owned operations in Canada, China, Colombia, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Italy, Mexico, Malaysia, the Netherlands, Nicaragua, Poland, Portugal, Singapore and Turkey; majority-owned joint ventures in China, Dominican Republic and Haiti; minority interest in ventures with ongoing operations in Bangladesh, Brazil, Mauritius, South Africa and Sri Lanka; and a 50% ownership interest in a joint venture in China. A&E’s consolidated assets in these foreign operations total approximately $131 million.  Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

The domestic order backlog, believed to be firm, as of October 2, 2005 was approximately $13,910,000 versus $9,491,000 at the end of the preceding fiscal year.  The majority of the order backlog was filled within four weeks of the fiscal year end.  The international order backlog as of the end of fiscal year 2005 was approximately $2,642,000 versus $961,000 at the end of the preceding fiscal year. As of October 2, 2005, A&E had approximately 8,300 domestic and 6,200 international active customer accounts.  In fiscal 2005, no single customer accounted for more than 6% of A&E’s total net sales, and the ten largest customers accounted for 18% of A&E’s total net sales.

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

A&E has three patents issued as of the end of fiscal 2005.  There are no material licenses, franchises or concessions held by A&E.  Research and development expenditures were $438,000, $397,000, and $435,000 in fiscal 2005, 2004 and 2003, respectively, none of which were sponsored by customers.  Two full-time employees are currently engaged in this activity.

The industrial sewing thread industry is highly competitive. A&E is one of the world’s largest manufacturers of industrial sewing threads and also manufactures and distributes consumer sewing thread, embroidery thread and specialty engineered yarn. A&E competes globally with Coats plc as well as regional producers and merchants in various markets served by A&E.  The key competitive factors are quality, service and price.  In the consumer thread, embroidery thread and specialty engineered yarn markets, A&E competes with a number of large, well-established companies, including Coats plc.

A&E and its consolidated subsidiaries employed approximately 3,700 individuals worldwide as of October 2, 2005.  None of the domestic employees and an insignificant number of employees of foreign operations are represented by a union. A&E considers its employee relations to be good.

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

Harris Teeter owns its principal offices near Charlotte, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 913,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina.  Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods.  In addition, the Greensboro facility has frozen goods storage and a single pick facility for health and beauty care and other general merchandise.  Harris Teeter operates its retail stores primarily from leased properties. As of October 2, 2005, Harris Teeter held title to the land and buildings of 4% of its supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and operated under a land lease. In addition, Harris Teeter holds interest in properties that are under development for store sites. In future years the proportion of store development and store ownership may increase. Harris Teeter’s supermarkets range in size from approximately 16,000 square feet to 70,000 square feet, with an average size of approximately 43,000 square feet.  The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

	2005	2004	2003

Stores Open at Period End	145	138	140
Average Weekly Net Sales Per Store*	$358,699	$352,392	$334,561
Average Square Footage Per Store at Period End	43,060	41,971	41,328
Average Square Footage Per New Store Opened During Period	50,742	47,594	40,128
Total Square Footage at Period End	6,243,635	5,792,034	5,785,946

*Computed on the basis of aggregate sales of stores open for a full year.

A&E’s principal offices, eight domestic manufacturing plants and one distribution center are all owned by A&E and are all located in North Carolina.  A&E also leases three domestic manufacturing facilities, two in Pennsylvania and one in New Jersey. Domestic manufacturing and related warehouse facilities have an aggregate of 2,027,931 square feet of floor space.  A&E has a domestic dyeing production capacity of approximately 37,400,000 pounds per year.  Capacities are based on 168 hours of operations per week.  In addition, A&E leases nine distribution centers scattered throughout its domestic markets with an aggregate of 250,279 square feet of floor space.

Through consolidated subsidiaries, A&E also owns seven international manufacturing and/or distribution facilities with an aggregate of 774,256 square feet of floor space.  A&E also leases another 25 international manufacturing and/or distribution facilities with an aggregate of 593,585 square feet of floor space.  The foreign consolidated subsidiaries engaged in manufacturing have a dyeing production capacity of approximately 23,595,000 pounds per year.  Capacities are based on 168 hours of operations per week.  In addition to its consolidated subsidiaries, A&E also has minority interests in various joint ventures and a 50% ownership interest in a joint venture in China.

The Company believes its facilities and those of its operating subsidiaries are adequate for its current operations and expected growth for the foreseeable future.

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

Thomas W. Dickson, age 50, is the President and Chief Executive Officer of the Company and has been the President and principal executive officer of the Company since February 1997. Prior to that time, and beginning in February 1996, he served as Executive Vice President of the Company. He also served as A&E’s President from February 1994 to February 1996 and Executive Vice President from 1991 to 1994.

John B. Woodlief, age 55, is the Vice President – Finance and Chief Financial Officer of the Company and has been the Vice President – Finance and principal financial officer of the Company since November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997 to June of 1999. He joined Price Waterhouse in 1972.

Frederick J. Morganthall, II, age 54, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter’s Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

Fred A. Jackson, age 55, has been President of A&E since August 1996. Prior to that time, and beginning in January 1996, he served as Executive Vice President of A&E. He was also A&E’s Senior Vice President - Industrial Thread Sales from October 1993 to January 1996.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information regarding the principal market for the Company’s common stock (the “Common Stock”), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2005 and 2004 is set forth below.  The Common Stock is listed on the New York Stock Exchange.  As of November 25, 2005, there were 5,381 holders of record of Common Stock.

Quarterly Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2005
Dividend Per Share	$0.11	$0.11	$0.11	$0.11
Market Price Per Share
High	22.53	24.25	26.25	28.24
Low	19.25	19.65	21.67	22.08
Fiscal 2004
Dividend Per Share	$0.10	$0.10	$0.10	$0.10
Market Price Per Share
High	17.99	20.48	22.27	22.45
Low	15.50	17.66	19.52	18.56

The Company expects to continue paying dividends on a quarterly basis, at the discretion of the Board of Directors, subject to legal and contractual requirements. Information regarding restrictions on the ability of the Company to pay cash dividends is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” in Item 7 hereof.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the quarter ended October 2, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 4, 2005 to August 7, 2005	- 0 -	n.a.	- 0 -	3,467,069
August 8, 2005 to September 4, 2005	- 0 -	n.a.	- 0 -	3,467,069
September 5, 2005 to October 2, 2005	- 0 -	n.a.	- 0 -	3,467,069
Total	- 0 -	n.a.	- 0 -	3,467,069

(1)

In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization.  As of October 2, 2005, the Company had purchased 1,172,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended October 2, 2005. The stock purchase plan has no set expiration or termination date.

For information regarding the Company’s equity compensation plans see Item 12 hereof.

Item 6.   Selected Financial Data (dollars in thousands, except per share data)

	2005	2004 (1)	2003 (1)	2002 (2)	2001 (3)

Net sales	$2,964,655	$2,868,597	$2,724,739	$2,644,198	$2,743,290
Total operating profit	115,260	112,414	102,112	93,802	48,702
Net income (loss)	68,598	64,659	59,882	51,983	(727)
Net income (loss) per share
Basic	1.45	1.39	1.29	1.12	(0.02)
Diluted	1.44	1.38	1.29	1.12	(0.02)
Dividend per share	0.44	0.40	0.36	0.36	0.36
Total assets	1,203,640	1,109,097	1,065,022	1,039,271	940,064
Long-term debt -- including current portion	163,445	166,287	189,095	185,892	157,113
Shareholders’ equity	608,942	549,710	495,265	457,688	445,353
Book value per share	12.82	11.76	10.71	9.85	9.61

Note:  The Company’s fiscal year ends on the Sunday nearest to September 30.  Fiscal years 2005, 2003, 2002, and 2001 includes the 52 weeks ended October 2, 2005, September 28, 2003, September 29, 2002, and September 30, 2001. Fiscal year 2004 includes the 53 weeks ended October 3, 2004.

(1)

Reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Exit and Impairment Costs” which describes certain exit and impairment costs as follows:

	•	Fiscal 2004 – Net pre-tax charges of $384,000 ($238,000 after tax benefits) related to severance costs paid in connection with the closing of a manufacturing plant.

	•	Fiscal 2003 – Net pre-tax charges of $580,000 ($360,000 after income tax benefits, or $0.01 per diluted share) related to asset impairments.

(2)

During fiscal 2002 the Company recorded net pre-tax charges of $7.1 million ($4.4 million after income tax benefits, or $0.09 per diluted share) related to asset impairments and other exit costs. The net pre-tax charges were comprised of $7.8 million of pre-tax exit and impairment charges related to the consolidation of two industrial thread dyeing and finishing operations at A&E and $710,000 of credits related to favorable experience of actual charges incurred compared to costs originally estimated and recorded in fiscal 2001 for the sale of 26 Harris Teeter stores.

(3)

During fiscal 2001 the Company recorded pre-tax charges of $45.0 million ($27.4 million after tax benefits, or $0.59 per diluted share) for impairment and exit costs related to the sale of 26 Harris Teeter stores. During fiscal 2001, the Company also recorded a pre-tax charge of $2.1 million ($1.3 million after tax benefits, or $0.03 per diluted share) primarily for the impairment of an A&E spinning facility which was closed. Results for fiscal 2001 also included a $20.0 million tax charge ($0.43 per diluted share) reflecting the terms of settlement with the IRS for income tax exposure related to the disallowance of deductions for a corporate owned life insurance program.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) – Harris Teeter, and industrial thread (textile primarily), including specialty engineered yarns and embroidery thread – American & Efird. Harris Teeter operates a regional chain of supermarkets in the southeastern United States.  American & Efird manufactures and distributes sewing thread for the apparel and other markets, specialty engineered yarns and embroidery thread throughout their global operations. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

During fiscal 2005, Harris Teeter’s market environment continued to be highly competitive, characterized by competition from other supermarkets as well as other retailers such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continued to experience new store opening activity and aggressive feature pricing by competitors.  In response, Harris Teeter continued to differentiate itself with its product assortment and variety, and focus on customer service, while driving customer traffic through the use of its Very Important Customer (“VIC”) loyalty card program. These efforts have resulted in overall gains in market share within our primary markets. In addition, Harris Teeter initiated an accelerated store development plan with the acquisition of six stores from Winn-Dixie and the opening of ten new stores during fiscal 2005.

Business conditions for A&E’s customers in the U.S. textile and apparel industry continued to be challenged by the shifting of apparel production out of the United States. Additionally, A&E continues to face highly competitive pricing in its markets. During fiscal 2005, A&E made several strategic acquisitions in order to diversify its product lines and expand its global footprint. In addition, A&E increased its investment in China during fiscal 2005 to support the rapidly growing apparel production in Asia.

Results of Operations

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

As a result of this change, the Company recorded a non-cash cumulative charge of $2.9 million ($1.8 million after tax benefits) in the second quarter of fiscal 2005. The adjustment did not impact historical net cash flows nor the timing of the payments under the related leases. The revised lease accounting policy did not have a material effect on diluted earnings per share.  Prior years’ financial statements were not restated since the impact of this issue was immaterial to the Company’s previously reported financial position, results of operations and cash flows. However, accounting requirements under a recently issued FASB Staff Position will disallow capitalization of lease expense during the construction period and will have a negative impact on the Company’s results of operations in the future (refer to the discussion included under the caption “Outlook” below).

Exit and Impairment Costs

The results of operations for fiscal years 2004 and 2003 included certain exit and impairment charges associated with the Company’s strategic initiatives to improve future operations.  A summary of these events is as follows:

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

Consolidated Overview

The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 52 weeks ended October 2, 2005 (fiscal 2005), 53 weeks ended October 3, 2004 (fiscal 2004), and 52 weeks ended September 28, 2003 (fiscal 2003).  The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2005		Fiscal 2004		Fiscal 2003		% Inc. (Dec.)

		% to Total		% to Total		% to Total	05 vs 04	04 vs 03

Net Sales
Harris Teeter	$2,644,976	89.2	$2,572,367	89.7	$2,431,632	89.2	2.8	5.8
American & Efird	319,679	10.8	296,230	10.3	293,107	10.8	7.9	1.1

Total	$2,964,655	100.0	$2,868,597	100.0	$2,724,739	100.0	3.3	5.3

		% to Net Sales		% to Net Sales		% to Net Sales

Gross Profit
Harris Teeter	$787,847	26.57	$755,921	26.35	$703,178	25.81	4.2	7.5
American & Efird	78,218	2.64	77,580	2.71	73,888	2.71	0.8	5.0

Total	866,065	29.21	833,501	29.06	777,066	28.52	3.9	7.3
SG&A Expenses
Harris Teeter	674,267	22.74	651,515	22.71	609,556	22.37	3.5	6.9
American & Efird	69,208	2.34	64,123	2.24	59,684	2.19	7.9	7.4
Corporate	7,330	0.25	5,065	0.18	5,134	0.19	44.7	(1.3)

Total	750,805	25.33	720,703	25.13	674,374	24.75	4.2	6.9
Exit & Impairment Charges:
American & Efird	—	—	384	0.01	580	0.02	n.a.	n.a.
Operating Profit (Loss)
Harris Teeter	113,580	3.83	104,406	3.64	93,622	3.44	8.8	11.5
American & Efird	9,010	0.30	13,073	0.46	13,624	0.50	(31.1)	(4.0)
Corporate	(7,330)	(0.25)	(5,065)	(0.18)	(5,134)	(0.19)	(44.7)	1.3

Total	115,260	3.88	112,414	3.92	102,112	3.75	2.5	10.1
Other Expense, net	7,702	0.26	11,250	0.39	10,020	0.37	(31.5)	12.3
Income Tax Expense	38,960	1.31	36,505	1.27	32,210	1.18	6.7	13.3

Net Income	$68,598	2.31	$64,659	2.26	$59,882	2.20	6.1	8.0

Consolidated sales increased 3.3% in fiscal 2005 as compared to fiscal 2004 as a result of sales improvements at both operating subsidiaries. The 5.3% increase in consolidated sales in fiscal 2004 as compared to fiscal 2003 resulted primarily from sales increases in the Harris Teeter subsidiary along with an additional week of operations in fiscal 2004. Over the past several years, A&E has pursued a global expansion strategy resulting in increased foreign sales. Foreign sales for fiscal 2005 represented 5.7% of the consolidated sales of the Company, compared to 5.5% for fiscal 2004 and 5.6% for fiscal 2003.  Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to sales increased slightly for fiscal 2005 as a result of improved gross profit margins at Harris Teeter. The gross margin improvement at Harris Teeter was offset, in part, by a gross profit margin decline at A&E from fiscal 2004 to 2005. Gross profit as a percent to sales increased slightly for fiscal 2004 as compared to fiscal 2003 resulting from improved gross profit margins at both subsidiaries. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales in fiscal 2005 increased as a result of increased operating costs at both subsidiaries and Corporate. The SG&A expense margin for Harris Teeter increased slightly from fiscal 2004 to fiscal 2005 while the SG&A expense margin at A&E remained consistent between the two fiscal years. The increase in Corporate expenses reflects increased benefit costs and an increase in operating costs associated with the corporate aircraft primarily driven by higher fuel costs. In addition, Corporate expenses for fiscal 2004 were offset by $1.2 million of insurance proceeds received during fiscal 2004. SG&A expenses as a percent to sales in fiscal 2004 increased from fiscal 2003 as a result of operating costs increases at both subsidiaries. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Consolidated operating profit increased in fiscal 2005 and fiscal 2004 as a result of the sales and cost elements described above and the previously discussed exit and impairment costs recorded in prior years.

Included in Other Expense (Income), net is interest expense, interest income, investment gains and losses, and minority interest. Fiscal 2005 includes a $2.2 million investment gain related to the sale of a real estate investment held by Corporate and fiscal 2003 includes the recognition of $1.5 million of investment gains associated with liquidating proceeds received in fiscal 2003. Net interest expense has declined over the prior two years as a result of additional interest income earned on surplus cash and temporary investments.

The effective income tax rate was 36.2% in fiscal 2005 as compared to 36.1% in fiscal 2004 and 35.0% in fiscal 2003.  The lower rate in fiscal 2003 resulted from a favorable settlement with the IRS of matters relating to prior years and certain tax savings associated with non-taxable life insurance proceeds.

Net income after income taxes in fiscal 2005 was $68.6 million, or $1.44 per diluted share, as compared to $64.7 million, or $1.38 per diluted share in fiscal 2004 and $59.9 million, or $1.29 per diluted share in fiscal 2003. As discussed in the “Exit and Impairment Costs” section above, fiscal 2004 included a pre-tax exit and impairment charge of $384,000 ($238,000 after income tax benefits), and fiscal 2003 included a pre-tax exit and impairment charge of $580,000 ($360,000 after income tax benefits, or $0.01 per diluted share).

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 52 weeks ended October 2, 2005 (fiscal 2005), 53 weeks ended October 3, 2004 (fiscal 2004), and 52 weeks ended September 28, 2003 (fiscal 2003).  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2005		Fiscal 2004		Fiscal 2003		% Inc. (Dec.)

		% to Sales		% to Sales		% to Sales	05 vs 04	04 vs 03

Net Sales	$2,644,976	100.00	$2,572,367	100.00	$2,431,632	100.00	2.8	5.8
Cost of Sales	1,857,129	70.21	1,816,446	70.61	1,728,454	71.08	2.2	5.1

Gross Profit	787,847	29.79	755,921	29.39	703,178	28.92	4.2	7.5
SG&A Expenses	674,267	25.50	651,515	25.33	609,556	25.07	3.5	6.9

Operating Profit	$113,580	4.29	$104,406	4.06	$93,622	3.85	8.8	11.5

Sales increased 2.8% for the 52 weeks of fiscal 2005 when compared to the 53 weeks of fiscal 2004. On a comparable week basis (reducing fiscal 2004 sales for the first week of the annual period), sales increased by 4.7%. The fiscal 2005 sales increase was attributable to new store activity and comparable store sales increases. Sales in fiscal 2004 increased 5.8% when compared to fiscal 2003 as a result of strong comparable store sales increases and one additional week of operations. The additional week in fiscal 2004 accounted for approximately 2.0% of the total fiscal 2004 sales increase. During fiscal 2005 the company opened 10 new stores (7 of which were opened in the fourth quarter), and closed 3 stores. During fiscal 2004 the company opened 7 new stores (two of which were replacements) and closed 9 stores and during fiscal 2003 the company opened 4 new stores and closed 7 stores. In addition, Harris Teeter acquired six stores from Winn-Dixie during the fourth quarter of fiscal 2005. The acquired stores are all in the process of being remodeled and are expected to be opened in fiscal 2006. The company did not open any replacement stores in either 2005 or 2003. The increase in sales from new stores exceeded the loss of sales from closed stores by $55.5 million in fiscal 2005, $15.8 million in fiscal 2004 and $66.2 million in fiscal 2003. This net increase was offset, in part, by the sale and discontinuation of Harris Teeter’s milk route delivery business in January 2005 that resulted in a reduction of net sales of $8.3 million in fiscal 2005. Comparable store sales (see definition below) increased 3.00% ($73.5 million) for fiscal 2005 as compared to increases of 2.97% ($71.3 million) for fiscal 2004 and 0.98% ($22.0 million) for fiscal 2003. Comparable store sales continue to be negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to several existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth in times of changes in the number of stores in operation, their locations and their sizes.  While there is no standard industry definition of “comparable store sales,” Harris Teeter has been consistently applying the following definition.  Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales.  A closed store is removed from the calculation in the month in which its closure is announced.  A new store opening within an approximate two-mile radius of an existing store with the intention of closing the existing store is included as a replacement store in the comparable store sales measurement as if it were the same store, but only if, in fact, the existing store is concurrently closed.  Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales. Comparable store sales for fiscal 2005 was computed on a 52-week basis by subtracting one week of sales from the fiscal 2004 period while comparable store sales for fiscal 2004 was computed on a 53-week basis by adding an additional week of sales to the fiscal 2003 period.

Gross profit as a percent to sales for fiscal 2005 and 2004 continued to improve as a result of Harris Teeter’s effective retail pricing and targeted promotional spending programs and improvements in its private label programs. Additional improvements were realized in fiscal 2005 from volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to sales for fiscal 2005 as compared to fiscal 2004 increased primarily as a result of increased pre-opening store costs (including the lease accounting correction previously discussed), expense associated with the Winn-Dixie store acquisitions, increased fringe benefit costs and higher bank card fees. SG&A expense for fiscal 2005 included a charge of $2.9 million (0.11% to sales) for a lease accounting correction recorded in the second quarter that related to rent holidays and expense of $1.6 million (0.06% to sales) associated with the Winn-Dixie store acquisitions. Refer to “Lease Accounting Correction” above and “Deferred Rent” under the Notes to Consolidated Financial Statements included in Item 8 hereof for a description of rent holidays. SG&A expenses for fiscal 2004 increased from fiscal 2003 and included a $1.7 million charge (0.07% to sales) related to leasehold improvements that were written off in the third quarter associated with a lease that was terminated and renegotiated with the landlord.

The improvements in operating profit as a percent to sales in each of fiscal 2005 and fiscal 2004 resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 145 stores in operation at October 2, 2005, compared to 138 stores at October 3, 2004 and 140 stores at September 28, 2003.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 52 weeks ended October 2, 2005 (fiscal 2005), 53 weeks ended October 3, 2004 (fiscal 2004), and 52 weeks ended September 28, 2003 (fiscal 2003).  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2005		Fiscal 2004		Fiscal 2003		% Inc. (Dec.)

		% to Sales		% to Sales		% to Sales	05 vs 04	04 vs 03

Net Sales	$319,679	100.00	$296,230	100.00	$293,107	100.00	7.9	1.1
Cost of Sales	241,461	75.53	218,650	73.81	219,219	74.79	10.4	(0.3)

Gross Profit	78,218	24.47	77,580	26.19	73,888	25.21	0.8	5.0
SG&A Expenses	69,208	21.65	64,123	21.65	59,684	20.36	7.9	7.4
Exit & Impairment Charges	—	—	384	0.13	580	0.20	n.a.	n.a.

Operating Profit	$9,010	2.82	$13,073	4.41	$13,624	4.65	(31.1)	(4.0)

Sales increased 7.9% for the 52 weeks of fiscal 2005 as compared to the 53 weeks of fiscal 2004 as a result of domestic sales increases of 9.0% and foreign sales increases of 6.9%. On a comparable number of weeks basis (reducing fiscal 2004 sales by the average weekly sales for the fourth quarter of fiscal 2004), domestic sales increased 11.2% and foreign sales increased 9.1%. Domestic sales growth in fiscal 2005 was attributed to the acquisition of the businesses of Robison-Anton Textile Co. in the fourth quarter of fiscal 2005, Ludlow Textiles Company, Inc. in the second quarter of fiscal 2005 and Synthetic Thread Company, Inc. in the fourth quarter of fiscal 2004. The 1.1% sales increase in fiscal 2004 as compared to fiscal 2003 was driven by improved foreign sales and one additional week of operations. For fiscal 2004, U.S. sales declined by 1.8% and foreign sales increased by 3.7% as compared to fiscal 2003.

Foreign sales for fiscal 2005 and fiscal 2004 accounted for approximately 53% of total A&E sales as compared to approximately 52% in fiscal 2003.  Foreign sales have become an increasing proportion of total A&E sales over recent years as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets.  Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue business acquisitions that will diversify its product lines and build upon its global footprint by way of joint ventures and other investments.

Gross profit as a percent to sales decreased in fiscal 2005 when compared to fiscal 2004 primarily as a result of weak manufacturing operating schedules for apparel related thread products in the Americas and rising raw materials costs. The increase in gross profit as a percent to sales in fiscal 2004 when compared to fiscal 2003 resulted primarily from the mix of products sold and production efficiencies gained from prior manufacturing plant closings. The 2004 improvement was offset, in part, by the continued intense price competition and rising raw materials costs. Management continues to focus on optimizing costs and manufacturing capacities through the integration of acquired business in its domestic and foreign operations.

SG&A expenses as a percent to sales in fiscal 2005 remained consistent with fiscal 2004. Incremental costs associated with the integration of acquired businesses were offset by the leverage created through sales gains that apply against fixed costs. The increase in SG&A expenses as a percent to sales in fiscal 2004 from fiscal 2003 resulted from additional costs associated with the company’s global expansion strategies.

A&E’s operating profit in the both the U.S. market and its foreign operations declined in fiscal 2005 as compared to fiscal 2004 primarily as a result of the impact on gross profit discussed above. For fiscal 2004, A&E’s operating profit in the U.S. market improved over fiscal 2003 while the operating profit for its foreign operations declined primarily as a result of the company’s strategic initiatives to consolidate operations in the United States and expand in foreign markets. Foreign operations contributed approximately 52% of A&E’s operating profit in fiscal 2005 as compared to approximately 40% in fiscal 2004 and approximately 45% in fiscal 2003.

Outlook

Harris Teeter’s improvement in operating performance over the last several years and financial position provides the flexibility to expand its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Inclusive of the six stores acquired from Winn-Dixie in the fourth quarter of fiscal 2005 that are currently being remodeled, Harris Teeter plans to open 19 new stores (including 5 replacement stores) in fiscal 2006 for a net store addition of 14 stores representing an approximate 12% increase in retail square footage.  Net retail square footage increased by 7.8% in fiscal year 2005.  The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

New store development in fiscal 2005 includes growth in the Northern Virginia market.  As of October 2, 2005, Harris Teeter operated eight stores in this market area and plans to open three additional stores during fiscal 2006 and further development is planned in this market thereafter. Long-term growth in this market area will be evaluated along with other potential investments in the company’s other core markets.

The fiscal 2005 store expansion program at Harris Teeter included the acquisition of six stores from Winn-Dixie (three of which are expected to replace existing Harris Teeter locations). While management believes the store acquisitions are located in important geographic markets and offer significant opportunities for future growth, the incremental pre-opening costs, remodeling expenses and required reserves associated with the closing of the three existing stores are expected to have a negative impact on fiscal 2006 operating profit of approximately $2.9 million.

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance will require rental costs during the construction period to be recognized as rental expense as opposed to being capitalized (refer to “Recent Accounting Standards” herein). As required by the new guidance, the Company will cease capitalization of construction period rents at the beginning of its second fiscal quarter on January 2, 2006. As a result, it is currently estimated that fiscal 2006 operating profit will be reduced by $5.3 million for construction period rent that will be required to be expensed as a non-cash charge as opposed to being capitalized under the Company’s current policy.

The consistent execution of productivity initiatives implemented at under-performing stores, controls over waste, implementation of operating efficiencies that will offset the continued rising costs for health care, fuel costs and bank card fees, and effective merchandising strategies will dictate the pace at which Harris Teeter’s margins could improve. Promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods.  The intense competitive environment for supermarkets is expected to continue in the foreseeable future.

A&E has been able to increase sales and diversify its customer base, product mix and geographical locations in fiscal 2005, in part, due to the acquisitions of the business of Robison-Anton Textile Co., Ludlow Textiles Company, Inc. and Synthetic Thread Company, Inc. In addition, A&E increased its investment in China to support the rapidly growing apparel production in Asia and entered into a strategic joint venture in Brazil. Aside from the recent acquisitions and increased investments in joint ventures, A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on integrating the operations of acquired businesses, diversifying its product lines and growing these product lines through its global supply chain.

Ruddick Corporation management is cautious in its expectations for fiscal 2006 given the complex factors currently impacting sales and costs at both subsidiaries. Further operating improvement will be dependent on the Company’s ability to offset increased health care and fuel costs, and construction period rents with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned operating subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of retail grocery and the manufacturing and distribution of industrial thread, specialty engineered yarns and embroidery thread, respectively.  The Company has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs.  The Company provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its operating subsidiaries.  There are no restrictions on the subsidiary dividends, which have historically been determined as a percentage of net income of each subsidiary.

The Company’s principal source of liquidity has been cash generated from operating activities.  As of October 2, 2005 the Company had current liquidity (cash, cash equivalents and temporary investments) of $62.1 million compared to $107.1 million at October 3, 2004.  During fiscal 2005, the net cash provided by operating activities was $147.8 million, compared to $135.7 million during fiscal 2004 and $150.4 million during fiscal 2003. Investing activities during fiscal 2005 required net cash of $134.8 million compared to $111.4 million during fiscal 2004 and $149.0 million during fiscal 2003. Increased capital spending and purchases of other investments during fiscal 2005 was offset by the liquidation of $47.5 million of temporary investments. Financing activity includes $20.8 million for the payment of dividends in fiscal 2005 compared to $18.6 million in fiscal 2004 and $16.7 million in fiscal 2003.

During fiscal 2005, consolidated capital expenditures totaled $129.3 million. Harris Teeter capital expenditures were $115.7 million in fiscal 2005 compared to $83.9 million in fiscal 2004 and $64.4 million in fiscal 2003.  In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During fiscal 2005 Harris Teeter invested a net of $25.9 million ($37.2 million additional investments less $11.3 million return of capital) for such investments. A&E’s capital expenditures were $13.6 million during fiscal 2005 compared to $8.1 million in fiscal 2004 and $9.2 million in fiscal 2003. In addition to capital expenditures, A&E invested $24.8 million during fiscal 2005 for certain long-term assets and inventory of acquired businesses and joint ventures. Total capital expenditures for fiscal 2006 are expected to be approximately $190 million, comprised of Harris Teeter’s program of approximately $175 million and A&E’s program of approximately $15 million. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2006 as well as the foreseeable future. A&E expects to target further expansion of global operations.  For both subsidiaries, these expenditures are for modernization and expansion. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving line of credit.

On October 28, 2005, the Company and four banks entered into a revolving line of credit that provides for financing up to $200 million through its termination date on October 28, 2010. This new revolving line of credit replaced a previously existing credit facility that provided for financing up to $100 million and was due to expire on May 14, 2007. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as those terms are defined in the credit agreement. The financial covenants included in the new line of credit agreement are consistent with those of the previous agreement, with the exception of the tangible net worth requirement which was eliminated in the new agreement.

The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of October 2, 2005, the Company was in compliance with all financial covenants of the previous credit agreement and would have been in compliance with the financial covenants under the new credit agreement, had it been in place. At October 2, 2005, no borrowings were outstanding under the pre-existing revolving credit facility. However, issued letters of credit which reduce the amount available for borrowings under the credit agreement amounted to $26.8 million as of October 2, 2005. In addition to the line of credit, the Company has the capacity to borrow up to an aggregate amount of $39.6 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, other financing opportunities are also being evaluated based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur.  Management believes that the limit on indebtedness does not significantly restrict the Company’s ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Management expects that cash provided by operations and other sources of liquidity, such as the Company’s revolving credit facility, will be sufficient to meet these obligations on a short and long-term basis. The following table represents the scheduled maturities of the Company’s contractual obligations as of October 2, 2005 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Debt (1)	$148,123	$8,170	$16,774	$14,952	$108,227
Operating Leases (1) (2)	1,105,321	71,653	153,361	148,515	731,792
Capital Lease Obligations (1) (2)	15,322	155	379	454	14,334
Purchase Obligations – Fixed Assets	40,781	40,781	—	—	—
Purchase Obligations – Inventory	1,621	1,621	—	—	—
Purchase Obligations – Service Contracts/Other	6,297	3,788	2,450	59	—
Other (3)	20,470	1,704	3,117	3,004	12,645

Total Contractual Cash Obligations	$1,337,935	$127,872	$176,081	$166,984	$866,998

(1)	For a more detailed description of the obligations refer to the Notes entitled “Leases” and “Long-Term Debt” of the Notes to Consolidated Financial Statements in Item 8 hereof.

(2)

Represents the minimum rents payable and includes leases associated with closed stores.  The obligations related to the closed store leases are discussed below.  Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)

Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company’s consolidated balance sheets.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse.  These leases expire over the next 16 years, and the future minimum lease payments of approximately $83.9 million, in the aggregate, over that future period have been assumed by these merchants.  In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $9.2 million in fiscal 2006 (29 stores), $9.0 million in fiscal 2007 (27 stores), $8.6 million in fiscal 2008 (26 stores), $8.0 million in fiscal 2009 (25 stores), $7.3 million in fiscal 2010 (21 stores) and $41.8 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $26.8 million at October 2, 2005.

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

Vendor Rebates, Credits and Promotional Allowances

Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements.  Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances.  The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising.  The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company.  The Company applies the authoritative guidance of SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”) – Revenue Recognition in Financial Statements, Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”) – Accounting by a Customer (Including a Reseller) for Certain Considerations Received from a Vendor, and other authoritative guidance as appropriate.  Under SAB No. 101, revenue recognition requires the prerequisite completion of the earnings process and its realization or assurance of realizability.  Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is reasonably assured.

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

Inventory Valuation

The inventories of the Company’s operating subsidiaries are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method.  Foreign inventories and limited categories of domestic inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods.  LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation.  The Company uses the “link chain” method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index.  The Company generates an estimated internal index to “link” current costs to the original costs of the base years in which the company adopted LIFO.  The Company’s determination of the LIFO index is driven by the change in current year costs as well as the change in inventory quantities on hand.  Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM).  Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories.  RIM is an averaging method that has been widely used in the retail industry due to its practicality.  Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities.  These judgments and estimates significantly impact the ending inventory valuation at cost as well as gross margin.  Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

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

Actual U.S. workers compensation claims, and general liability and automotive liability losses, are reported to the Company by third party administrators.  The third party administrators also report initial estimates of related loss reserves.  The open claims and initial loss reserves are subjected to examination by the Company’s risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors.  Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor.  The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period.  This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred.   Management estimates the ultimate cost for claims

incurred based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusts them by development factors from published insurance industry sources. In fiscal 2005, the Company began measuring the liabilities associated with claims for workers compensation, general liability and automotive liability at Harris Teeter through the use of actuarial methods performed by an independent third party to project an estimate of ultimate cost for claims incurred. The estimated cost for claims incurred are discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability. Harris Teeter liabilities represent approximately 93% of the total Company self-insurance reserves for workers compensation, general liability and automotive liability claims. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.  Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued.

The variety of healthcare plans available to employees are primarily self-insured, although some locations have insured health maintenance organization plans.  The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported (IBNR) by applying a development factor to the reported claims amount. The Company engages the assistance from a third-party actuary to determine an appropriate development factor to apply against its reported claims. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation.  These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.  The Company believes that the total healthcare cost accruals are reasonable and adequate to cover future payments on pre-existing claims.

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

Retirement Plans and Post-Retirement Benefit Plans

The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries.  Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. The qualified pension plan is a non-contributory, funded defined benefit plan, while the non-qualified supplemental pension plan for executives is an unfunded, defined benefit plan.  The Company’s current funding policy for its qualified pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

The Company has certain deferred compensation arrangements which allow or allowed in prior years its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time.  These plans are unfunded, except for a directors’ compensation deferral plan and a flexible deferral plan for executives which utilize a rabbi trust to hold assets designated to pay the respective liabilities. For further disclosures regarding the Company’s pension and deferred compensation plans, see the Note entitled “Employee Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

The determination of the Company’s obligation and expense for pension, deferred compensation and other post-retirement benefits is dependent on certain assumptions selected by management and used by the Company and its actuaries in calculating such amounts.  The more significant of those assumptions applicable to the qualified pension plan include the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation and the rates of future employee turnover.  Those assumptions also apply to determinations of the obligations and expense of the following plans, except as noted: (1) supplemental pension – no funded assets to be measured, and (2) deferred compensation arrangement and post-retirement mortality benefit – no funded assets to be measured and no dependency on future rates of compensation or turnover.

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

Recent Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s 2006 fiscal year beginning October 3, 2005. The adoption of this new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In accordance with SAB No. 107, this standard becomes effective at the beginning of the Company’s 2006 fiscal year on October 3, 2005. The Company currently expects to adopt this standard using the modified version of prospective application and, beginning in the first quarter of fiscal 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. The additional costs to be recognized will be based on the grant-date fair value of those awards calculated under FSAB Statement No. 123 for pro forma disclosures and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows in fiscal 2006.

In December 2004, the FASB issued Statement No. 153, “Exchange of Nonmonetary Assets.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company’s 2006 fiscal year beginning October 3, 2005. The adoption of this new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

On October 6, 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for 6 to 9 months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. The Company currently capitalizes such costs during the construction period. As required by the new guidance, the Company will cease capitalization of construction period rents at the beginning of its second fiscal quarter on January 2, 2006. Although the proposed statement permits retrospective application to prior periods, the Company does not intend to restate prior periods due to the relatively small percentage of land leases in those periods. The estimated fiscal 2006 construction period rent required to be expensed as a non-cash charge versus previously being capitalized is approximately $5.3 million. Due to the non-cash nature of this charge, the adoption of this standard is not expected to affect the Company’s future cash flows.

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

•	Economic or political changes in the countries in which the Company’s subsidiaries operate, adverse trade regulations, restrictions or tariffs or changes in import quotas;
•	Cost and stability of energy sources;
•	Cost and availability of raw materials;
•	Management’s ability to predict accurately the adequacy of the Company’s present liquidity to meet future requirements;
•	The Company’s ability to successfully integrate the operations of acquired businesses;
•	Changes in the Company’s expansion plans and their effect on store openings, closings and other investments;
•	Continued solvency of any third parities on leases the Company has guaranteed;
•	Management’s ability to predict the required contributions to the pension plans of the Company;
•	Changes in labor and employee benefit costs, such as increased health care and other insurance costs;
•	Ability to recruit, train and retain effective employees and management in both of the Company’s subsidiaries;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its fixed interest rate debt obligations.  Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise.  As of October 2  2005, the Company had no significant foreign exchange exposure and no significant outstanding derivative transactions.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company’s significant fixed interest rate debt obligations ($142.9 million of Senior Notes due at various dates through 2017):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed rate debt obligations	$7,143	$7,143	$7,143	$7,143	$7,143	$107,142	$142,857	$165,250
Weighted average interest rate	6.48%	6.48%	6.48%	6.48%	6.48%	7.56%	7.29%

For a more detail description of fair value, refer to the Note entitled “Financial Instruments” of the Notes to Consolidated Financial Statements in Item 8 hereof.

Item 8.   Financial Statements and Supplementary Data

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets, October 2, 2005 and October 3, 2004	23

Statements of Consolidated Income for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003	24

Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003	25

Statements of Consolidated Cash Flows for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003	26

Notes to Consolidated Financial Statements	27

Schedule I- Valuation and Qualifying Accounts and Reserves for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited the accompanying consolidated balance sheets of Ruddick Corporation and subsidiaries (the Company) as of October 2, 2005 and October 3, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 2, 2005. Our audits also included the financial statement schedule “valuation and qualifying accounts and reserves” for each of the years in the three-year period ended October 2, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2005 and October 3, 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended October 2, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the three-year period ended October 2, 2005.

As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective September 30, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of  the Company’s internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Charlotte, North Carolina

December 6, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that Ruddick Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruddick Corporation and subsidiaries as of October 2, 2005, and October 3, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 2, 2005, and our report dated December 6, 2005 expressed an unqualified opinion on those consolidated financial statements. We also have audited the financial statement schedule “valuation and qualifying accounts and reserves” for each of the years in the three-year period ended October 2, 2005 and expressed our opinion that the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Charlotte, North Carolina
December 6, 2005

CONSOLIDATED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	October 2, 2005	October 3, 2004

ASSETS
Current Assets
Cash and Cash Equivalents	$49,185	$46,579
Temporary Investments	12,929	60,471
Accounts Receivable, Net of Allowance For Doubtful Accounts of $4,131 and $3,170	78,184	70,007
Inventories	247,397	230,856
Net Current Deferred Income Tax Benefits	11,775	12,809
Prepaid and Other Current Assets	25,860	22,269

Total Current Assets	425,330	442,991

Property
Land	27,025	29,898
Buildings and Improvements	190,733	185,477
Machinery and Equipment	737,057	671,198
Leasehold Improvements	331,543	278,839

Total, at Cost	1,286,358	1,165,412
Accumulated Depreciation and Amortization	688,354	626,301

Property, Net	598,004	539,111

Investments	85,190	58,726
Goodwill	8,169	8,169
Intangible Assets	31,637	8,214
Other Long-Term Assets	55,310	51,886

Total Assets	$1,203,640	$1,109,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes Payable	$10,666	$2,588
Current Portion of Long-Term Debt	8,325	8,648
Accounts Payable	164,989	145,301
Federal and State Income Taxes	5,086	1,640
Accrued Compensation	42,753	40,832
Other Current Liabilities	59,384	56,011

Total Current Liabilities	291,203	255,020

Long-Term Debt	155,120	157,639
Net Long-Term Deferred Income Tax Liabilities	12,201	24,589
Pension Liabilities	66,798	60,028
Other Long-Term Liabilities	63,395	54,300
Minority Interest	5,981	7,811
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock, no par value - Shares Outstanding: 2005 – 47,488,979; 2004 - 46,730,758	70,558	56,634
Retained Earnings	582,953	535,188
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(44,569)	(42,112)

Total Shareholders’ Equity	608,942	549,710

Total Liabilities and Shareholders’ Equity	$1,203,640	$1,109,097

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)

	52 Weeks Ended October 2, 2005	53 Weeks Ended October 3, 2004	52 Weeks Ended September 28, 2003

Net Sales	$2,964,655	$2,868,597	$2,724,739

Cost of Sales	2,098,590	2,035,096	1,947,673
Selling, General and Administrative Expenses	750,805	720,703	674,374
Exit and Impairment Charges	—	384	580

Operating Profit	115,260	112,414	102,112

Interest Expense	12,950	12,938	12,385
Interest Income	(2,812)	(2,271)	(1,417)
Investment (Gains) Losses	(3,388)	(981)	(2,419)
Minority Interest	952	1,564	1,471

Income Before Taxes	107,558	101,164	92,092
Income Tax Expense	38,960	36,505	32,210

Net Income	$68,598	$64,659	$59,882

Net Income Per Share:
Basic	$1.45	$1.39	$1.29
Diluted	$1.44	$1.38	$1.29

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,206	46,489	46,385
Diluted	47,730	46,851	46,463

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)

	Common Stock Shares (No Par Value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income

Balance at September 29, 2002	46,454,188	$51,127	$445,940	$(39,379)	$457,688
Exercise of stock options, including tax benefits of $102	146,845	1,824	—	—	1,824
Shares purchased and retired	(377,800)	(5,202)	—	—	(5,202)
Net earnings	—	—	59,882	—	59,882	$59,882
Dividends ($0.36 a share)	—	—	(16,687)	—	(16,687)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	1,957	1,957	1,957
Minimum pension liability adjustment (net of tax benefit of $2,739)	—	—	—	(4,197)	(4,197)	(4,197)

Balance at September 28, 2003	46,223,233	47,749	489,135	(41,619)	495,265	$57,642

Exercise of stock options, including tax benefits of $643	507,525	8,897	—	—	8,897
Directors’ stock plan	—	(12)	—	—	(12)
Net earnings	—	—	64,659	—	64,659	$64,659
Dividends ($0.40 a share)	—	—	(18,606)	—	(18,606)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	1,301	1,301	1,301
Minimum pension liability adjustment (net of tax benefit of $515)	—	—	—	(1,794)	(1,794)	(1,794)

Balance at October 3, 2004	46,730,758	56,634	535,188	(42,112)	549,710	$64,166

Exercise of stock options, including tax benefits of $1,399	684,911	12,976	—	—	12,976
Directors’ stock plan	—	24	—	—	24
Restricted Stock Awards	73,310	924	—	—	924
Net earnings	—	—	68,598	—	68,598	$68,598
Dividends ($0.44 a share)	—	—	(20,833)	—	(20,833)
Foreign currency translation adjustment (net of tax of $52)	—	—	—	486	486	486
Minimum pension liability adjustment (net of tax benefit of $2,157)	—	—	—	(2,943)	(2,943)	(2,943)

Balance at October 2, 2005	47,488,979	$70,558	$582,953	$(44,569)	$608,942	$66,141

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	52 Weeks Ended October 2, 2005	53 Weeks Ended October 3, 2004	52 Weeks Ended September 28, 2003

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$68,598	$64,659	$59,882
Non-Cash Items Included in Net Income
Depreciation and Amortization	77,856	77,415	77,237
Deferred Taxes	(9,528)	(4,736)	96
(Gain) Loss on Sale of Property	(2,300)	1,009	5,101
Other, Net	2,209	3,345	9,549
Decrease (Increase) in Accounts Receivable	(8,177)	(3,681)	1,973
Decrease (Increase) in Inventories	(16,541)	(16,734)	12,242
Decrease (Increase) in Other Current Assets	(3,591)	(227)	433
Increase (Decrease) in Accounts Payable	19,688	122	(13,400)
Increase (Decrease) in Other Current Liabilities	8,740	6,639	4,129
Increase (Decrease) in Certain Other LT Liabilities	10,880	7,918	(6,882)

Net Cash Provided by Operating Activities	147,834	135,729	150,360

INVESTING ACTIVITIES:
Capital Expenditures	(129,250)	(92,092)	(73,581)
Purchase of Other Investments	(53,532)	(31,416)	(22,669)
Acquired Favorable Leases	(15,340)	—	—
Cash Proceeds from Sale of Property and Partnership Distributions	20,049	12,903	3,679
Proceeds from Sale of Temporary Investments	131,549	119,606	84,547
Purchase of Temporary Investments	(84,007)	(121,735)	(133,370)
COLI, Net	(4,162)	(910)	(2,851)
Other, Net	(68)	2,248	(4,712)

Net Cash Used in Investing Activities	(134,761)	(111,396)	(148,957)

FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	6,892	(79)	967
Proceeds from Long-Term Borrowings	—	449	1,164
Payments on Long-Term Debt	(8,242)	(31,417)	(708)
Dividends Paid	(20,833)	(18,606)	(16,687)
Purchase and Retirement of Common Stock	—	—	(5,202)
Proceeds from Stock Issued	11,577	8,254	1,722
Other, Net	139	423	141

Net Cash Used in Financing Activities	(10,467)	(40,976)	(18,603)

Increase (Decrease) in Cash and Cash Equivalents	2,606	(16,643)	(17,200)
Cash and Cash Equivalents at Beginning of Year	46,579	63,222	80,422

Cash and Cash Equivalents at End of Year	$49,185	$46,579	$63,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$13,078	$12,727	$12,797
Income Taxes	43,580	39,962	29,275
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	4,385	8,383	2,689

See Notes to Consolidated Financial Statements

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

The Company reviews its investments in entities to determine if such entities are deemed to be variable interest entities (VIE’s) as defined by FIN 46 and FIN 46-R. The Company will consolidate those VIE’s in which the Company is the primary beneficiary of the entity. As of the fiscal year ended on October 2, 2005, the Company concluded that it does not have any VIE’s that required consolidation.

Fiscal Year
The Company’s fiscal year ends on the Sunday nearest to September 30.  Fiscal year 2005 includes 52 weeks ended October 2, 2005.  Fiscal year 2004 includes 53 weeks and ended on October 3, 2004.  Fiscal year 2003 includes 52 weeks ended on September 28, 2003.

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

Inventories
The Company’s inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method.  Foreign inventories and limited categories of domestic inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods.  Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM).  Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. LIFO indices are developed approximately one month prior to year end except for inventory held at Harris Teeter’s distribution facilities which are developed at year end. The annual LIFO measurement is achieved by applying the indices to the actual inventory on hand as of year end.

Vendor Rebates, Credits and Promotional Allowances
Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements.  These allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products.  Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is reasonably assured.

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

Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Maintenance and repairs are charged against income when incurred.  Expenditures for major renewals, replacements and betterments are added to property.  The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income.  Property categories include $25,276,000 and $16,911,000 of accumulated costs for construction in progress at October 2, 2005 and October 3, 2004, respectively.

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

Investments
The Company’s Harris Teeter subsidiary invests in certain real estate development projects, with a managing partner or partners, in which Harris Teeter either operates or plans to operate a supermarket.  American & Efird has investments in various non-consolidated foreign entities in which they hold a minority interest and a 50% ownership interest in a joint venture in China.  These investments, depending on the state of development, are accounted for either under the equity method of accounting or at cost. In prior years the Company made equity investments in and loans to a number of emerging growth companies, primarily through investments in certain venture capital funds.  Real estate and other investments are carried at the lower of cost or market and are periodically reviewed for potential impairment in accordance SFAS No. 144 “Impairment of Long-Lived Assets.”

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

Self-Insurance
The Company is self-insured for most U.S. workers compensation claims, healthcare claims, and general liability and automotive liability losses.  The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis.  The Company determines the estimated reserve required for U.S. worker compensation claims, general liability and automotive liability by first analyzing the costs of claims incurred and then adjusts such estimates by development factors from published insurance industry sources.  In fiscal 2005, the Company began measuring the cost associated with workers’ compensation claims, and general liability and automotive liability losses at Harris Teeter based upon a third-party actuary’s projection of the ultimate cost for claims incurred.  The estimated total expected costs of claims includes an estimate for claims incurred but not reported (IBNR) and is discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability.

The Company records an accrual for the estimated amount of self-insured healthcare IBNR claims.  These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Deferred Rent
The Company recognizes rent holidays, including the period of time the Company has access prior to the store opening, which typically includes construction and fixturing activity, and rent escalations on a straight-line basis over the term of the lease. The deferred rent amount is included in Other Long-Term Liabilities on the Company’s Consolidated Balance Sheets.

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

Advertising
Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place.  All other advertising costs are also expensed when incurred.  Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $1,464,000, $1,440,000 and $1,634,000 in fiscal 2005, 2004 and 2003, respectively.  Net advertising expenses of $22,906,000, $22,731,000, and $22,894,000 were included in the Company’s results of operations for fiscal 2005, 2004 and 2003, respectively.

Foreign Currency
Assets and liabilities of foreign operations are translated at the current exchange rates as of the end of the accounting period, and revenues and expenses are translated using average exchange rates.  The resulting translation adjustments are net of income taxes and accumulated as a component of other comprehensive income in shareholders’ equity.

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  Tax credits are recorded as a reduction of income taxes in the years in which they are generated.  Deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Accordingly, income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.  A valuation allowance is established for deferred tax assets for which realization is not reasonably assured.

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares.  Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock equivalents resulting from the operation of the Company’s comprehensive stock option and awards plans.

Stock Options and Stock Awards
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure,” the Company continues to record compensation cost for stock option and award plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost of stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Compensation expense for stock awards are based on the average of the high and low trading price on the grant date or the date performance targets are achieved. Stock awards are expensed ratably over their vesting period, resulting in more expense in the early years. Income tax benefits attributable to stock options exercised are credited to capital stock.

Other Comprehensive Income
Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders’ equity.  The accumulated components of other comprehensive income, net of taxes at October 2, 2005 were additional minimum pension liability of $45,042,000 and foreign currency translation adjustments of $(473,000).

Reclassifications
To conform with classifications adopted in the current year, the financial statements for the prior year reflect certain reclassifications, which have no effect on net income.

New Accounting Standards
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s 2006 fiscal year beginning October 3, 2005. The adoption of this new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In accordance with SAB No. 107, this standard becomes effective at the beginning of the Company’s 2006 fiscal year on October 3, 2005. The Company currently expects to adopt this standard using the modified version of prospective application and, beginning in the first quarter of fiscal 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. The additional costs to be recognized will be based on the grant-date fair value of those awards calculated under FSAB Statement No. 123 for pro forma disclosures and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows in fiscal 2006.

In December 2004, the FASB issued Statement No. 153, “Exchange of Nonmonetary Assets.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company’s 2006 fiscal year beginning October 3, 2005. The adoption of this new standard is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

On October 6, 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for 6 to 9 months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. The Company currently capitalizes such costs during the construction period. As required by the new guidance, the Company will cease capitalization of construction period rents at the beginning of its second fiscal quarter on January 2, 2006. Although the proposed statement permits retrospective application to prior periods, the Company does not intend to restate prior periods due to the relatively small percentage of land leases in those periods. The estimated fiscal 2006 construction period rent required to be expensed as a non-cash charge versus previously being capitalized is approximately $5.3 million. Due to the non-cash nature of this charge, the adoption of this standard is not expected to affect the Company’s future cash flows.

INVENTORIES

Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method.  The LIFO cost of such inventories was $18,267,000 and $15,706,000 less than the first-in, first-out (FIFO) cost method at October 2, 2005 and October 3, 2004, respectively. Foreign inventories and limited categories of domestic inventories, totaling $61,767,000 for fiscal 2005 and $61,782,000 for fiscal 2004, are valued on the weighted average and on the FIFO cost methods.  At October 2, 2005 (October 3, 2004) the value of finished goods inventory was $218,216,000 ($206,521,000), work in progress was $7,251,000 ($5,211,000) and raw materials and supplies were $21,930,000 ($19,124,000).

GOODWILL

Goodwill is recorded by the Company’s American & Efird textile subsidiary.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts an annual review during the first fiscal quarter to determine if there exits any impairment of goodwill. Based on these reviews, there has been no goodwill impairment charge required in the prior three fiscal years.

INTANGIBLE ASSETS

The carrying amount of intangible assets at October 2, 2005 and October 3, 2004 was as follows (in thousands):

	2005	2004

Non-Amortizing Intangibles – Pension related intangible assets
Harris Teeter	$463	$715
American & Efird	55	88
Corporate	2,322	2,515

Total non-amortizing intangibles	2,840	3,318

Amortizing Intangibles :
Acquired favorable operating leases	15,340	—
Customer lists	4,961	1,608
Land use rights – foreign operations	4,042	1,981
Non-compete agreements	3,517	1,093
Trademarks, licenses and other	2,007	550

Total amortizing intangibles	29,867	5,232
Accumulated amortization	(1,070)	(336)

Total amortizing intangibles, net of accumulated amortization	28,797	4,896

Total intangible assets, net of accumulated amortization	$31,637	$8,214

Amortizing intangibles for favorable acquired operating leases are recorded at Harris Teeter.  All other amortizing assets are recorded by American & Efird. Amortization expense for intangibles was $732,000, $216,000 and $133,000 in fiscal years 2005, 2004, and 2003, respectively.  Amortizing intangibles have remaining useful lives from three years to 50 years.  Projected amortization expense for existing intangible assets is: $2,300,000, $2,289,000, $2,268,000, $2,202,000 and $2,012,000 for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.

Acquired favorable operating leases resulted from the acquisition of six Winn-Dixie stores in the fourth quarter of fiscal 2005. The purchase price of the acquired stores has been allocated to the assets acquired based upon estimates of their fair value at the date of acquisition, which are subject to change.

COMPANY OWNED LIFE INSURANCE (COLI)

The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors.  The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company’s consolidated balance sheets.  The cash value of the Company’s life insurance policies were $48,138,000 at October 2, 2005 and $44,115,000 at October 3, 2004, and no policy loans were outstanding at either date.

IMPAIRMENT AND EXIT COSTS

During the first half of fiscal 2004, the Company recorded pre-tax charges of $384,000 ($238,000 after tax benefits) related to severance costs paid in connection with the closing of A&E’s thread yarn spinning plant in Maiden, North Carolina.

During fiscal 2003, the Company recorded a pre-tax charge of $580,000 ($360,000 after income tax benefits) related to the announced closing of A&E’s thread yarn spinning plant in Maiden, North Carolina, which occurred in the first quarter of fiscal 2004. The charge related to the impairment of the manufacturing plant being closed.

LEASES

The Company leases certain equipment under agreements expiring during the next 6 years.  Harris Teeter leases most of its stores under leases that expire during the next 26 years.  It is expected that such leases will be renewed by exercising options or replaced by leases of other properties.  Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 12 years.  Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for the fiscal years was as follows (in thousands):

	2005	2004	2003

Minimum, net of sublease income	$68,907	$64,369	$65,333
Contingent	1,249	1,204	1,215

Total	$70,156	$65,573	$66,548

Future minimum lease commitments (excluding leases assigned - see below) and total minimum sublease rental income to be received under non-cancelable subleases at October 2, 2005 were as follows (in thousands):

	Operating Leases	Subleases	Capital Leases

2006	$71,653	$(2,652)	$2,571
2007	76,371	(2,581)	2,590
2008	76,990	(2,259)	2,604
2009	75,395	(1,998)	2,607
2010	73,120	(1,769)	2,622
Later years	731,792	(6,490)	41,822

Total minimum lease obligations (receivables)	$1,105,321	$(17,749)	54,816

Amount representing interest			(39,494)

Present value of net minimum obligation (included with long-term debt)			$15,322

In connection with the closing of certain store locations, Harris Teeter has assigned leases to other merchants with recourse.  These leases expire over the next 16 years and the future minimum lease payments totaling $83,907,000 over this period have been assumed by these merchants.

LONG-TERM DEBT

Long-term debt at October 2, 2005 and October 3, 2004 was as follows (in thousands):

	2005	2004

6.48% Senior Note due $7,143 annually March, 2005 through 2011	$42,857	$50,000
7.72% Senior Note due April, 2017	50,000	50,000
7.55% Senior Note due July, 2017	50,000	50,000
Capital lease obligations	15,322	11,062
Other obligations	5,266	5,225

Total	163,445	166,287
Less current portion	8,325	8,648

Total long-term debt	$155,120	$157,639

Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2006 - $8,325,000; 2007 - $9,258,000; 2008 - $7,895,000; 2009 - $7,709,000; 2010 - $7,697,000.

As of October 2, 2005, the Company maintained a revolving credit facility with three banks that provided for financing up to $100 million through its termination date of May 14, 2007. Borrowings and repayments under this revolving credit facility are of the same nature as short-term credit lines. There have been no borrowings under this credit facility since its inception in 2002. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio, minimum fixed charge coverage ratio and tangible net worth requirements. As of October 2, 2005, the Company was in compliance with all financial covenants. The Company is charged a variable commitment fee based on the unused balance net of trade and standby letters of credit which were $26,835,000 at October 2, 2005.  The commitment fee rate based on the net unused balance was 0.225%, 0.225% and 0.25% for fiscal 2005, 2004 and 2003, respectively. On October 28, 2005, the Company replaced this revolving credit facility with a new 5-year revolving line of credit that provides for financing up to $200 million. Refer to the “Subsequent Event” note.

As indicated above, various loan agreements provide, among other things, for the maintenance of minimum levels of consolidated tangible net worth, as defined in the respective agreements. The required minimum consolidated net worth, as defined under the most restrictive provision, was approximately $488.0 million as of October 2, 2005. Consolidated tangible net worth, as defined, exceeded this required minimum by approximately $83.9 million as of October 2, 2005. Future required minimum consolidated tangible net worth is subject to annual increases of 40% of consolidated net income for such year.

Total interest expense on debt and capital lease obligations was $12,950,000, $12,938,000 and $12,385,000 for fiscal 2005, 2004 and 2003, respectively.

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

The carrying amounts for certain of the Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities.  The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company’s significant fixed interest debt obligations ($142.9 million of Senior Notes due at various dates through 2017) outstanding as of October 2, 2005 was $165,250,000 as compared to its carrying amount of $142,857,000. This estimated fair value is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities.

CAPITAL STOCK

The capital stock of the Company authorized at October 2, 2005 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock.  No shares of Preference Stock or Additional Preferred Stock were issued or outstanding at October 2, 2005.

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

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s stock option plans.  The stock purchases are effected from time to time pursuant to this authorization. There were no stock purchases during fiscal 2005 or 2004. During fiscal 2003, the Company purchased and retired 377,800 shares at a total cost of $5,202,000, or an average price of $13.77 per share.

STOCK AWARDS

In November 2004, the Board of Directors approved 150,100 stock awards to eligible employees in lieu of stock options.  The awards were apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting over a five-year period of continued employment) and 50% as a variable award, based on the attainment of certain performance targets for fiscal 2005. As a result of the fiscal 2005 performance, 42,873 variable awards were issued as restricted stock and will vest over four years of continued employment. The awards are being expensed ratably over the employees’ five-year service period, resulting in more expense being recognized in the early years. During fiscal 2005, the Company recorded compensation expense of $924,000 related to the awards.  As of October 2, 2005, there were 116,183 shares of restricted stock outstanding with a weighted average value of $22.48 per share. Unamortized expense related to these awards as of October 2, 2005 amounted to $1,687,000 and will be recognized over the next five fiscal years as follows: $771,000, $483,000, $282,000, $134,000 and $ 17,000 for the fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.

STOCK OPTIONS

At October 2, 2005, the Company has 1993, 1995, 1997, 2000 and 2002 stock option plans, which were approved by the Company’s shareholders and authorized options for 5,500,000 shares of common stock. Under the plans, the Company has granted to officers and management personnel incentive stock options which generally become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and which expire seven years from grant date. Under certain stock option plans, the Company has granted incentive stock options to employees or nonqualified stock options to employees and outside directors. Historically and pursuant to the terms of certain plans, the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors at the time of their initial election to the Board. Under each of the stock option plans, the exercise price of each stock option shall be no less than the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). Certain of the plans also allow the Company to grant stock awards such as restricted stock. Under the plans, as of October 2, 2005 the Company may grant additional options or stock awards for the purchase of 1,934,000 shares.

A summary of the status of the Company’s stock option plans as of October 2, 2005, October 3, 2004, and September 28, 2003, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2005		2004		2003

	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,329	$16.23	2,279	$16.07	2,089	$16.15
Granted	—	—	622	16.89	464	14.44
Exercised	(719)	17.19	(530)	16.33	(163)	11.98
Forfeited	(66)	16.25	(42)	16.18	(111)	16.75

Outstanding at end of year	1,544	$15.78	2,329	$16.23	2,279	$16.07

Options exercisable at year end	632	$15.86	972	$17.08	1,138	$17.21

The following table summarizes options outstanding and options exercisable as of October 2, 2005, and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

			Options Outstanding			Options Exercisable

Option Price per Share			Shares Outstanding	Remaining Life	Price	Shares Exercisable	Price

$ 11.50	to	$ 15.58	486	3.8	$13.51	206	$13.08
15.58	to	16.88	843	4.8	16.48	212	16.22
16.88	to	20.28	215	2.4	18.19	214	18.19

$ 11.50	to	$ 20.28	1,544	4.1	15.78	632	15.86

Beginning in fiscal 2005, the Company issued stock awards in lieu of stock options (refer to “Stock Awards” note above). The weighted average fair value at date of grant for options granted during fiscal 2004 and 2003 was $4.00 and $3.50 per option, respectively.  The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003

Expected life (years)	5.4	5.1
Risk-free interest rate	3.25%	3.14%
Volatility	27.63%	29.61%
Dividend yield	2.33%	2.30%

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the stock options granted in fiscal 2004 and prior years.  Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of these statements, the Company’s pro forma net income and basic and diluted net income per share would have been as follows (in thousands, except per share data):

		2005	2004	2003

Net Income - as reported		$68,598	$64,659	$59,882
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of taxes		(647)	(1,136)	(991)

Net Income - proforma		$67,951	$63,523	$58,891

Net Income Per Share -
Basic	- as reported	$1.45	$1.39	$1.29
	- pro forma	1.44	1.37	1.27
Diluted	- as reported	1.44	1.38	1.29
	- pro forma	1.42	1.36	1.27

The pro forma effect on net income for prior years is not necessarily representative of the pro forma effect on net income in future years.

INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	2005	2004	2003

CURRENT
Federal	$40,160	$31,928	$22,845
State and other	8,328	9,313	9,269

	48,488	41,241	32,114

DEFERRED
Federal	(8,618)	(2,609)	1,357
State and other	(910)	(2,127)	(1,261)

	(9,528)	(4,736)	96

Provision for income taxes	$38,960	$36,505	$32,210

Income from foreign operations before income taxes in fiscal 2005, 2004 and 2003 was $3,998,000, $4,724,000 and $4,207,000, respectively.  Income taxes provided for income from foreign operations in fiscal 2005, 2004 and 2003 was $826,000, $1,576,000 and $1,546,000, respectively, including the minority interest in such taxes.

Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2005	2004	2003

Income tax on pre-tax income at the statutory federal rate of 35%	$37,645	$35,407	$32,232
Increase (decrease) attributable to:
State and other income taxes, net of federal income tax benefit	3,105	4,663	3,512
Employee Stock Ownership Plan (ESOP)	(1,211)	(1,404)	(1,065)
COLI	(1,235)	(1,388)	(974)
Other items, net	656	(773)	(1,495)

Income tax expense	$38,960	$36,505	$32,210

The tax effects of temporary differences giving rise to the Company’s consolidated deferred tax assets and liabilities at October 2, 2005 and October 3, 2004 are as follows (in thousands):

	2005	2004

Deferred Tax Assets:
Employee benefits	$27,105	$20,868
Reserves not currently deductible	13,646	13,111
Vendor allowances	5,887	5,795
Rent obligations	13,179	12,198
Other	3,531	3,456

Total deferred tax assets	$63,348	$55,428

Deferred Tax Liabilities:
Property, plant and equipment	$(52,100)	$(57,540)
Undistributed earnings on foreign subsidiaries	(2,658)	(3,915)
Inventories	(6,168)	(3,309)
Other	(2,848)	(2,444)

Total deferred tax liabilities	$(63,774)	$(67,208)

As of October 2, 2005, the Company had approximately $9,564,000 of state and $5,433,000 of foreign cumulative net operating loss carryforwards, respectively. The state net operating losses will begin to expire in fiscal 2019 and the foreign net operating losses will begin to expire in fiscal 2007.  A valuation allowance of $2,361,000 and $1,990,000 is included with net long-term deferred income taxes as of October 2, 2005 and October 3, 2004, respectively. The allowance was developed based upon the uncertainty of the realization of certain state and foreign deferred tax assets related to net operating losses and other foreign tax items.  Although realization is not assured for the remaining deferred tax assets, it is considered more likely than not the deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Undistributed earnings of the Company’s foreign subsidiaries amount to approximately $17.8 million at October 2, 2005. Of those earnings, approximately $10.6 million are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal taxes and withholding taxes payable to the various foreign countries of approximately $3.9 million (less any applicable U.S. foreign tax credits).

Dividends of $6.4 million were distributed during the year to take advantage of the temporary tax benefit of a dividend received deduction on the repatriation of cash dividends from foreign subsidiaries under the American Jobs Creation Act of 2004.  A dividend received deduction of $5.5 million was recognized as part of the current tax provision calculation. Income tax had not been previously provided on the majority of these undistributed foreign earnings paid as dividends since they were considered permanently invested and thus required no tax provision.  The current year net impact of providing tax on the foreign earnings and receiving the dividend received deduction was not significant.

INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two businesses: retail grocery (including the real estate and store development activities of the Company) - Harris Teeter and industrial thread (textile primarily), including specialty engineered yarns and embroidery thread - American & Efird. Harris Teeter operates a regional chain of supermarkets in the southeastern United States.  American & Efird manufactures and distributes sewing thread for the apparel and other markets, specialty engineered yarns and embroidery thread throughout their global operations. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Summarized financial information for fiscal 2005, 2004 and 2003 is as follows (in millions):

	Industrial Thread	Retail Grocery	Corporate (1)	Consolidated

2005
Net Sales	$319.7	$2,645.0		$2,964.7
Gross Profit	78.2	787.9		866.1
Operating Profit (Loss)	9.0	113.6	$(7.3)	115.3
Assets Employed at Year End	286.0	793.8	123.8	1,203.6
Depreciation and Amortization	16.9	59.6	1.4	77.9
Capital Expenditures	13.6	115.7	—	129.3

2004
Net Sales	$296.2	$2,572.4		$2,868.6
Gross Profit	77.6	755.9		833.5
Operating Profit (Loss)	13.1	104.4	$(5.1)	112.4
Assets Employed at Year End	265.1	694.6	149.4	1,109.1
Depreciation and Amortization	17.5	58.5	1.4	77.4
Capital Expenditures	8.1	83.9	0.1	92.1

2003
Net Sales	$293.1	$2,431.6		$2,724.7
Gross Profit	73.9	703.2		777.1
Operating Profit (Loss)	13.6	93.6	$(5.1)	102.1
Assets Employed at Year End	259.1	660.1	148.0	1,067.2
Depreciation and Amortization	17.9	57.8	1.5	77.2
Capital Expenditures	9.2	64.4	—	73.6

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

Geographic information for the Company’s fiscal years is based on the operating locations where the items were produced or distributed as follows (in thousands):

	2005	2004	2003

Net Revenues – Domestic United States	$2,796,321	$2,711,164	$2,572,987
Net Revenues – Foreign	168,334	157,433	151,752

	$2,964,655	$2,868,597	$2,724,739

Net Long-Lived Assets – Domestic United States	$599,938	$519,862	$505,102
Net Long-Lived Assets – Foreign	38,866	31,252	32,924

	$638,804	$551,114	$538,026

EMPLOYEE BENEFIT PLANS

The Company’s Board of Directors approved changes to the Company’s retirement plans which generally became effective on October 1, 2005. Changes included the freezing of participation and benefit accruals under the Company-sponsored defined benefit Plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005. Other changes included the freezing of participation in and the cessation of Company contributions after December 31, 2005 to the Company’s Employee Stock Ownership Plan (“ESOP”). As a result of these changes, participants in the ESOP as of September 30, 2005 became fully vested in their ESOP account balances. In addition, enhancements were made to the Company’s defined contribution Plan which will include additional Company contributions to individual employee accounts. The changes are not expected to have a significant reduction in expense or funding requirements in fiscal 2006. The Company believes that the changes will result in better predictability of expenses in future years as well as result in expense reductions compared to what is expected to occur under the existing plans.

Substantially all domestic full-time employees of the Company and its subsidiaries participated in a non-contributory defined benefit pension plan prior to October 1, 2005, depending upon meeting eligibility criteria.  Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant.  The Company also has an unfunded, non-qualified supplemental executive retirement plan for certain officers.  Employee retirement benefits under the various plans are a function of both the years of service and compensation for a specified period of time before retirement.  The Company’s current funding policy for its qualified pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

The Company uses September 30th as the measurement date for its Company-sponsored defined benefit pension plan. The following table sets forth the change in benefit obligation and plan assets, as well as the defined benefit plans’ funded status and amounts recognized in the Company’s consolidated balance sheets at October 2, 2005 and October 3, 2004 for the pension plan and the supplemental retirement plan (in thousands):

	Pension Plan		Supplemental Plan

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at the beginning of year	$250,671	$220,078	$26,205	$23,402
Service cost	11,473	10,947	703	481
Interest cost	14,557	13,260	1,470	1,329
Plan change	—	—	—	258
Actuarial loss	18,936	14,490	2,729	1,996
Curtailment (gain)/loss	(3,975)	—	—	—
Benefits paid	(9,306)	(8,104)	(1,293)	(1,261)

Pension benefit obligation at end of year	282,356	250,671	29,814	26,205

Change in plan assets:
Fair value of assets at the beginning of year	174,558	148,949	—	—
Actual return on plan assets	18,880	12,838	—	—
Employer contribution	20,000	22,200	1,293	1,261
Benefits paid	(9,306)	(8,104)	(1,293)	(1,261)
Non-investment expenses	(1,531)	(1,325)	—	—

Fair value of assets at end of year	202,601	174,558	—	—

Funded status	(79,755)	(76,113)	(29,814)	(26,205)
Unrecognized net actuarial loss	106,190	102,780	10,592	8,421
Unrecognized prior service cost	828	1,169	2,012	2,149

Prepaid (accrued) benefit cost	$27,263	$27,836	$(17,210)	$(15,635)

	Pension Plan		Supplemental Plan

	2005	2004	2005	2004

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(45,763)	$(40,924)	$(21,035)	$(19,104)
Intangible pension asset	828	1,169	2,012	2,149
Accumulated other comprehensive income	72,198	67,591	1,813	1,320

Net amount recognized	$27,263	$27,836	$(17,210)	$(15,635)

The Company’s pension plans had accumulated benefit obligations in excess of the fair value of plan assets. Selected information concerning these plans is a follows (in thousands):

	Pension Plan		Supplemental Plan

	2005	2004	2005	2004

Projected benefit obligation	$282,356	$250,671	$29,814	$26,505
Accumulated benefit obligation	248,355	215,482	21,035	19,105
Fair value of plan assets	202,601	174,558	—	—

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued pension liabilities.  This adjustment also requires the elimination of any previously recorded pension assets. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as a component of other comprehensive income and included in the Statements of Consolidated Shareholders’ Equity and Comprehensive Income.

Net periodic pension expense for defined benefit plans for fiscal 2005, 2004 and 2003 included the following components (in thousands):

	Pension Plan

	2005	2004	2003

Service cost	$11,473	$10,947	$8,982
Interest cost	14,557	13,260	12,188
Expected return on plan assets	(14,896)	(13,229)	(11,976)
Amortization of prior service cost	215	215	168
Recognized net actuarial loss	9,098	7,056	4,203

Net periodic pension expense	$20,447	$18,249	$13,565

	Supplemental Plan

	2005	2004	2003

Service cost	$703	$481	$552
Interest cost	1,470	1,329	1,327
Amortization of prior service cost	137	133	131
Recognized net actuarial loss	558	337	202

Net periodic pension expense	$2,868	$2,280	$2,212

Net periodic pension expense for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The following table summarizes the assumptions utilized:

	2005	2004	2003

Weighted Average Discount Rate (both Plans)	5.50%	5.75%	6.00%
Rate of Increase in Future Payroll Costs:
Pension Plan	4.0% - 8.0%*	3.5% - 4.0%	3.5% - 4.0%
Supplemental Plan	6.0%	6.0%	6.0%
Assumed Long-Term Rate of Return on Assets (Pension Plan only)	8.25%	8.25%	8.25%

* Rate varies by age, higher rates are associated with lower aged participants.

Discount rates are based on the expected timing and amounts of the expected employer paid benefits and are established by reference to the Moody’s AA Corporate Bond annualized yield with durations similar to the pension liabilities.  Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums.  Based upon the plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term is based.

The supplemental plan is unfunded, with benefit payments being made from the Company’s general assets.  Assets of the pension plan are invested in directed trusts. Assets in the directed trusts as of the fiscal year end were invested as follows:

Asset Class	2005	2004

Fixed income	36.3%	38.6%
Large cap domestic equities	32.8	33.4
Small cap domestic equities	11.0	11.2
International equities	6.3	5.7
Tactical asset allocation fund	11.0	8.7
Guaranteed investment contracts	0.8	0.8
Cash equivalents	1.8	1.6

	100%	100%

Investments in the pension trust are overseen by the Retirement Plan Committee which is made up of officers of the company and directors.  The plan assets are split into two segments: the Strategic Allocation segment over which the Committee retains responsibility for directing and monitoring asset allocation, and the Tactical Allocation segment which is directed by an advisor selected by the Committee.

The Company has developed an Investment Policy Statement based on the need to satisfy the long-term liabilities of the Company’s pension plan.  The Company seeks to maximize return with reasonable and prudent levels of risk.  Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines.  Asset guidelines for the Strategic Allocation segment are as follows:

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

Since the Company’s supplemental plan is unfunded, the contributions to this plan is equal to the benefit payments made during the year. The Company expects to contribute $15.0 million for the pension plan and approximately $1.4 million for the supplemental plan during fiscal 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company’s defined benefit pension plans (in thousands):

	Pension Plan	Supplemental Plan

2006	$9,102	$1,351
2007	9,742	1,339
2008	10,497	1,326
2009	11,222	1,310
2010	11,976	1,292
Years 2011-2015	72,493	8,140

The Company also maintains an Employee Stock Ownership Plan (“ESOP”).  Under the ESOP the Company provides cash contributions, as determined by the Board of Directors, to a trust for the purpose of purchasing shares of the Company’s common stock on the open market.  Such contributions are based on the Company’s net income for the fiscal year as a percentage of average shareholders’ equity. The total amount contributed is comprised of a base contribution of 1.5% of participants’ eligible compensation and an additional contribution of up to 3.5% of eligible compensation. At October 2, 2005, approximately 16% of the Company’s common shares outstanding were owned by employees as participants in the ESOP. In connection with the changes in the retirement plans previously discussed, the Company’s final contribution to this plan was made in December 2005.

The Company also sponsors the Ruddick Retirement and Savings Plan which is a defined contribution retirement plan that was authorized for the purpose of providing retirement benefits for employees of the Company.  The Ruddick Retirement and Savings Plan is a salary deferral plan pursuant to Section 401(k) of the Internal Revenue Code.  The Company provides a matching contribution based on the amount of eligible compensation contributed by the associate.

The Company has certain deferred compensation arrangements which allow, or allowed in prior years, its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time.  These arrangements include (1) a directors’ compensation deferral plan, funded in a rabbi trust, the benefit and payment under such plan being determined by reference to the Company’s common stock, (2) a key management deferral plan, unfunded, the benefit liability under such plan determined on the basis of the performance of selected market investment indices, and (3) other compensation deferral arrangements, unfunded and only available to directors and select key management in prior years, the benefit liability for which is determined based on fixed rates of interest.

The Company’s textile subsidiary maintained a profit sharing plan, the American and Efird, Inc. Employees’ Profit Sharing Plan (the A&E Plan), for most of its domestic employees.  American & Efird provided discretionary cash contributions, as determined by its management and board based on annual profitability measures, to a trust for the benefit of the participants, who may elect to withdraw such benefit at any time. On March 1, 2005, the A&E Plan merged with the Ruddick Retirement and Savings Plan.

Expenses under the ESOP, as well as the profit sharing, deferred compensation and other plans, were as follows (in thousands):

	2005	2004	2003

ESOP	$8,156	$8,717	$7,371
Profit sharing and other	4,454	3,791	3,518

COMPUTATION OF EARNINGS PER SHARE (EPS)

The following table details the computation of EPS for fiscal 2005, 2004 and 2003 (in thousands except per share data):

	2005	2004	2003

Basic EPS:
Net income	$68,598	$64,659	$59,882

Weighted average common shares outstanding	47,206	46,489	46,385

Basic EPS	$1.45	$1.39	$1.29

Diluted EPS:
Net income	$68,598	$64,659	$59,882

Weighted average common shares outstanding	47,206	46,489	46,385
Potential common share equivalents	524	362	78

Weighted average common shares outstanding	47,730	46,851	46,463

Diluted EPS	$1.44	$1.38	$1.29

Calculation of potential common share equivalents:
Options to purchase potential common shares	1,788	2,007	805
Weighted shares outstanding – stock awards	65	—	—
Potential common shares assumed purchased	(1,329)	(1,645)	(727)

Potential common share equivalents	524	362	78

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$29,457	$31,482	$10,585
Weighted unamortized expense – stock awards	1,177	—	—

	$30,634	$31,482	$10,585
Common stock price used under the treasury stock method	$23.05	$19.14	$14.55
Potential common shares assumed purchased	1,329	1,645	727

Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 512,000 shares and 1,511,000 shares for the fiscal 2004 and fiscal 2003, respectively.

COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business.  Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

See “Leases” above in this Item 8 for additional commitments and contingencies.

SUBSEQUENT EVENT

On October 28, 2005, the Company and four banks entered into a revolving line of credit that provides for financing up to $200 million through its termination date on October 28, 2010. This new revolving line of credit replaced a previously existing credit facility that provided for financing up to $100 million and was due to expire on May 14, 2007. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as those terms are defined in the credit agreement. The financial covenants included in the new line of credit agreement are consistent with those of the previous agreement, with the exception of the tangible net worth requirement which was eliminated in the new agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio.

QUARTERLY INFORMATION (UNAUDITED)

The Company’s stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2005 Operating Results
Net Sales	$726.9	$735.5	$749.8	$752.5	$2,964.7
Gross Profit	209.2	219.5	220.0	217.4	866.1
Net Income	16.6	18.8	17.8	15.4	68.6
Net Income Per Share:
Basic	0.35	0.40	0.38	0.33	1.45
Diluted	0.35	0.39	0.37	0.32	1.44
Dividend Per Share	0.11	0.11	0.11	0.11	0.44
Market Price Per Share:
High	22.53	24.25	26.25	28.24	28.24
Low	19.25	19.65	21.67	22.08	19.25
2004 Operating Results
Net Sales	$692.4	$700.8	$702.7	$772.7	$2,868.6
Gross Profit	196.0	207.3	206.1	224.1	833.5
Net Income (1)	13.8	15.9	17.1	17.9	64.7
Net Income Per Share:
Basic	0.30	0.34	0.37	0.38	1.39
Diluted	0.30	0.34	0.36	0.38	1.38
Dividend Per Share	0.10	0.10	0.10	0.10	0.40
Market Price Per Share:
High	17.99	20.48	22.27	22.45	22.45
Low	15.50	17.66	19.52	18.56	15.50

(1)	Includes the effects of pre-tax exit and impairment costs totaling $384,000 ($238,000 after tax benefits) in the first quarter of 2004 as more fully described in the note “Impairment and Exit Costs.”

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  As of October 2, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b)  Management’s annual report on internal control over financial reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of October 2, 2005, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c)  Attestation report of the registered public accounting firm.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 2, 2005, has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which appears in Item 8, Financial Statement and Supplementary Data included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of October 2, 2005.

(d)  Changes in internal control over financial reporting.  During the Company’s fourth fiscal quarter of 2005, there has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information regarding executive officers, refer to “Executive Officers of the Registrant” in Item 4A hereof. Other information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company’s 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”).

Code of Ethics and Code of Business Conduct and Ethics
 The Company has adopted a written Code of Ethics (the “Code of Ethics”) that applies to our President and Chief Executive Officer, Vice President-Finance and Chief Financial Officer and our Vice President and Treasurer.  The Company has also adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company.  Each of our operating subsidiaries maintains a code of ethics tailored to their businesses.  The Code of Ethics and Code of Conduct are available on the Company’s website, www.ruddickcorp.com, under the “Corporate Governance” caption, and print copies are available to any shareholder that requests a copy. Any such requests should be directed to: Ruddick Corporation, 301 South Tryon Street, Suite 1800, Charlotte, North Carolina  28202, Attention: Corporate Secretary. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company’s website promptly following the date of such amendment or waiver.  Information on the Company’s website, however, does not form a part of this Form 10-K.

Corporate Governance Guidelines and Committee Charters
In furtherance of its longstanding goal of providing effective governance of the Company’s business and affairs for the benefit of shareholders, the Board of Directors of the Company has approved Corporate Governance Guidelines. The Guidelines contain general principles regarding the functions of the Company’s Board of Directors. The Guidelines are available on the Company’s website referenced above and print copies are available to any shareholder that requests a copy.  In addition, committee charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are also included on the Company’s website and print copies are available to any shareholder that requests a copy in accordance with the procedures set forth above.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors -Directors’ Fees and Attendance” and “Executive Compensation” in the 2006 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Principal Shareholders,” “Election of Directors-Beneficial Ownership of Company Stock” and “Equity Compensation Plan Information” in the 2006 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Selection of Independent Public Accountants” in the 2006 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	21

		Consolidated Balance Sheets, October 2, 2005 and October 3, 2004	23

		Statements of Consolidated Income for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003	24

		Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003	25

		Statements of Consolidated Cash Flows for the fiscal years ended October 2, 2005, October 3, 2004, and September 28, 2003	26

		Notes to Consolidated Financial Statements	27

	(2)	Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

		Schedule I - Valuation and Qualifying Accounts and Reserves	S-1

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

Exhibit Number	Description of Exhibit

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

4.4*

Credit Agreement for up to an aggregate of $200,000,000 dated October 28, 2005, among Ruddick Corporation, as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank and RBC Centura Bank, as Lenders, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated October 28, 2005 (Commission File No. 1-6905).

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

10.6*

Description of the Ruddick Corporation Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.7*

Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.8*

Rights Agreement dated November 16, 2000 by and between the Company and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

10.9*

Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

Exhibit Number	Description of Exhibit

10.10*

Ruddick Corporation 1995 Comprehensive Stock Option Plan (the “1995 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.11*

Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan (the “1997 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

10.12*

Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.13*

Ruddick Corporation Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.14*

Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan (the “2000 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.15*

Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-6905).**

10.16*

Ruddick Corporation Flexible Deferral Plan, incorporated herein by reference to Exhibit 10.22 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002 (Commission File No. 1-6905).**

10.17*

Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan (the “2002 Plan”), incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905).**

10.18*

Form of Ruddick Corporation Non-Employee Director Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.19*

Form of Ruddick Corporation Incentive Stock Option Award Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.20*

Form of Ruddick Corporation Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.21*

Form of Ruddick Corporation Restricted Stock Award Agreement for use in connection with the 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.22*	Summary of Executive Bonus Plan, incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (Commission File No. 1-6905).**

10.23+	Summary of Non-Employee Director Compensation.

Exhibit Number	Description of Exhibit

21+	List of Subsidiaries of the Company.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**	Indicates management contract or compensatory plan required to be filed as an Exhibit.
+	Indicates exhibits filed herewith and follow the signature pages.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a) (2) above.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: December 6, 2005	By:	/s/ THOMAS W. DICKSON

Thomas W. Dickson,
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ THOMAS W. DICKSON	President and Chief Executive Officer and Director (Principal Executive Officer)	December 6, 2005

Thomas W. Dickson

/s/ JOHN B. WOODLIEF	Vice President – Finance and Chief Financial Officer (Principal Financial Officer)	December 6, 2005

John B. Woodlief

/s/ RONALD H. VOLGER	Vice President and Treasurer (Principal Accounting Officer)	December 6, 2005

Ronald H. Volger

/s/ JOHN R. BELK	Director	December 6, 2005

John R. Belk

/s/ EDWIN B. BORDEN, JR	Director	December 6, 2005

Edwin B. Borden, Jr.

/s/ JOHN P. DERHAM CATO	Director	December 6, 2005

John P. Derham Cato

/s/ ALAN T. DICKSON	Chairman of the Board and Director	December 6, 2005

Alan T. Dickson

/s/ R. STUART DICKSON	Chairman of the Executive Committee and Director	December 6, 2005

R. Stuart Dickson

/s/ JAMES E. S. HYNES	Director	December 6, 2005

James E. S. Hynes

/s/ ANNA S. NELSON	Director	December 6, 2005

Anna S. Nelson

/s/ BAILEY W. PATRICK	Director	December 6, 2005

Bailey W. Patrick

/s/ ROBERT H. SPILMAN, JR	Director	December 6, 2005

Robert H. Spilman, Jr.

/s/ HAROLD C. STOWE	Director	December 6, 2005

Harold C. Stowe

/s/ ISAIAH TIDWELL	Director	December 6, 2005

Isaiah Tidwell

SCHEDULE I

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
September 28, 2003, October 3, 2004
and October 2, 2005
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E

DESCRIPTION	BALANCE AT BEGINNING OF FISCAL YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		BALANCE AT END OF PERIOD

Fiscal Year Ended September 28, 2003:
Reserves deducted from assets to which they apply - Allowance For Doubtful Accounts	$3,486	$1,436	$960	*	$3,962

Reserves For Exit Costs	$812	$—	$444		$368

Fiscal Year Ended October 3, 2004:
Reserves deducted from assets to which they apply - Allowance For Doubtful Accounts	$3,962	$953	$1,745	*	$3,170

Reserves For Exit Costs	$368	$—	$230		$138

Fiscal Year Ended October 2, 2005:
Reserves deducted from assets to which they apply - Allowance For Doubtful Accounts	$3,170	$1,741	$780	*	$4,131

Reserves For Exit Costs	$138	$—	$138		$—

*Represents accounts receivable balances written off as uncollectible, less recoveries.

S-1