Form 10-Q
period 2006-01-01
RUDDICK CORP
filed 2006-02-10
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2006

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer    ☒                    Accelerated filer   ☐                    Non-accelerated filer   ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of February 7, 2006

Common Stock	47,326,184 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.  Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	January 1, 2006	October 2, 2005

	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$18,195	$49,185
Temporary Investments	—	12,929
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,191 and $4,131	94,278	78,184
Inventories	260,463	247,397
Net Current Deferred Income Tax Benefits	12,828	11,775
Prepaid and Other Current Assets	25,015	25,860

Total Current Assets	410,779	425,330

Property, Net	611,690	598,004
Investments	84,656	85,190
Goodwill	8,169	8,169
Intangible Assets	31,101	31,637
Other Long-Term Assets	58,095	55,310

Total Assets	$1,204,490	$1,203,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes Payable	$9,464	$10,666
Current Portion of Long-Term Debt	10,601	8,325
Accounts Payable	168,075	164,989
Federal and State Income Taxes	12,923	5,086
Accrued Compensation	26,080	42,753
Other Current Liabilities	59,437	59,384

Total Current Liabilities	286,580	291,203

Long-Term Debt	154,997	155,120
Net Long-Term Deferred Income Tax Liabilities	8,980	12,201
Pension Liabilities	70,598	66,798
Other Long-Term Liabilities	63,385	63,395
Minority Interest	6,073	5,981
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock, no par value - Shares Outstanding: 47,300,242 at January 1, 2006 and 47,488,979 at October 2, 2005	63,943	70,558
Retained Earnings	594,614	582,953
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(44,680)	(44,569)

Total Shareholders’ Equity	613,877	608,942

Total Liabilities and Shareholders’ Equity	$1,204,490	$1,203,640

See Notes to Consolidated Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)
(unaudited)

	13 Weeks Ended January 1, 2006	13 Weeks Ended January 2, 2005

Net Sales	$796,636	$726,892

Cost of Sales	565,793	517,711
Selling, General and Administrative Expenses	200,616	179,779

Operating Profit	30,227	29,402

Interest Expense	3,514	3,274
Interest Income	(323)	(538)
Investment (Gains) Losses	(151)	(193)
Minority Interest	92	285

Income Before Taxes	27,095	26,574
Income Tax Expense	10,188	9,945

Net Income	$16,907	$16,629

Net Income Per Share:
Basic	$0.36	$0.35
Diluted	$0.36	$0.35

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,249	46,889
Diluted	47,613	47,369

See Notes to Consolidated Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock Shares (No Par Value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income

Balance at October 3, 2004	46,730,758	$56,634	$535,188	$(42,112)	$549,710
Exercise of stock options, including tax benefits of $371	288,297	5,556	—	—	5,556
Restricted Stock Awards	74,690	161	—	—	161
Directors’ stock plan	—	1	—	—	1
Net earnings	—	—	16,629	—	16,629	$16,629
Dividends ($0.11 a share)	—	—	(5,179)	—	(5,179)
Foreign currency translation adjustment (net of tax expense of $67)	—	—	—	1,257	1,257	1,257

Balance at January 2, 2005	47,093,745	$62,352	$546,638	$(40,855)	$568,135	$17,886

Balance at October 2, 2005	47,488,979	$70,558	$582,953	$(44,569)	$608,942
Exercise of stock options, including tax benefits of $54	53,415	852	—	—	852
Directors’ stock plan	—	1	—	—	1
Share-based Payments	156,343	502	—	—	502
Shares effectively purchased and retired for withholding taxes	(3,495)	(71)	—	—	(71)
Shares purchased and retired	(395,000)	(7,899)	—	—	(7,899)
Net earnings	—	—	16,907	—	16,907	$16,907
Dividends ($0.11 a share)	—	—	(5,246)	—	(5,246)
Foreign currency translation adjustment (including tax expense of $9)	—	—	—	(111)	(111)	(111)

Balance at January 1, 2006	47,300,242	$63,943	$594,614	$(44,680)	$613,877	$16,796

See Notes to Consolidated Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	13 Weeks Ended January 1, 2006	13 Weeks Ended January 2, 2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$16,907	$16,629
Non-Cash Items Included in Net Income
Depreciation and Amortization	21,439	18,963
Deferred Taxes	(4,273)	(2,527)
Net Loss (Gain) on Sale of Property	116	(823)
Other, Net	1,569	1,839
Increase in Current Assets	(26,423)	(3,774)
Decrease in Current Liabilities	(5,696)	(12,407)
Increase in Certain Other Long-Term Liabilities	3,597	5,682

Net Cash Provided by Operating Activities	7,236	23,582

INVESTING ACTIVITIES:
Capital Expenditures	(36,619)	(17,437)
Purchase of Other Investments	(9,575)	(8,544)
Cash Proceeds from Sale of Property and Partnership Distributions	8,970	5,676
Proceeds from Sale of Temporary Investments	16,859	22,424
Purchase of Temporary Investments	(3,930)	(22,264)
COLI, Net	(1,928)	(1,545)
Other, Net	(401)	(61)

Net Cash Used in Investing Activities	(26,624)	(21,751)

FINANCING ACTIVITIES:
Net (Payments on) Proceeds from Short-Term Debt Borrowings	(1,203)	1,438
Proceeds from Long-Term Borrowings	2,427	—
Payments on Long-Term Debt	(274)	(258)
Dividends Paid	(5,246)	(5,179)
Purchase and Retirement of Common Stock	(7,899)	—
Proceeds from Stock Issued	798	5,185
Other, Net	(205)	(56)

Net Cash (Used in) Provided by Financing Activities	(11,602)	1,130

(Decrease) Increase in Cash and Cash Equivalents	(30,990)	2,961
Cash and Cash Equivalents at Beginning of Period	49,185	46,579

Cash and Cash Equivalents at End of Period	$18,195	$49,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,380	$3,259
Income Taxes	10,374	1,653

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
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

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements include the accounts of Ruddick Corporation and subsidiaries, including its wholly owned operating companies, Harris Teeter and A&E, collectively referred to herein as the Company. All material intercompany amounts have been eliminated. To the extent that non-affiliated parties held minority equity investments in joint ventures of the Company, such investments are classified as minority interest.

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005.

The Company’s Consolidated Condensed Balance Sheet as of October 2, 2005 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended January 1, 2006 are not necessarily indicative of results for a full year.

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

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates performance of its two businesses utilizing various measures which are based on operating profit. The following table summarizes the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 13 weeks ended January 1, 2006 and January 2, 2005 (in thousands):

	Retail Grocery	Industrial Thread	Corporate	Consolidated

13 Weeks Ended January 1, 2006:
Net Sales	$716,122	$80,514	$—	$796,636
Operating Profit (Loss)	33,332	(1,331)	(1,774)	30,227
13 Weeks Ended January 2, 2005:
Net Sales	$655,231	$71,661	$—	$726,892
Operating Profit (Loss)	29,131	1,521	(1,250)	29,402

Capital Stock
The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. During the 13 weeks ended January 1, 2006, the Company purchased and retired 395,000 shares at a total cost of $7,899,000, or an average price of $20.00 per share pursuant to this plan. There were no stock purchases during the 13 weeks ended January 2, 2005.

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock equivalents resulting from the operation of the Company’s comprehensive stock option and awards plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended

	January 1, 2006	January 2, 2005

Basic EPS:
Net income	$16,907	$16,629

Weighted average common shares outstanding	47,249	46,889

Basic EPS	$0.36	$0.35

Diluted EPS:
Net income	$16,907	$16,629

Weighted average common shares outstanding	47,249	46,889
Potential common share equivalents	364	480

Weighted average common shares outstanding	47,613	47,369

Diluted EPS	$0.36	$0.35

Calculation of potential common share equivalents:
Options to purchase potential common shares	1,504	2,146
Weighted shares outstanding - stock awards	226	8
Potential common shares assumed purchased	(1,366)	(1,674)

Potential common share equivalents	364	480

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$25,004	$35,221
Weighted unamortized expense - stock awards	4,057	160

	$29,061	$35,381
Common stock price used under the treasury stock method	$21.28	$21.13
Potential common shares assumed purchased	1,366	1,674

Restricted shares that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, there were 59,000 and 31,000 (calculated on a weighted average outstanding basis) of such shares excluded from the calculation for the 13 weeks ended January 1, 2006 and January 2, 2005, respectively. All outstanding stock options were included in the calculation of potential common share equivalents for the 13 weeks ended January 1, 2006 and January 2, 2005.

Employee Benefit Plans
The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries. There is a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives which is an unfunded, defined benefit plan. The Company’s Board of Directors approved changes to the Company’s retirement plans which generally became effective on October 1, 2005. Changes included the freezing of participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005. In addition, enhancements were made to the Company’s defined contribution plan which will include additional Company contributions to individual employee accounts.

The following table summarizes the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both funded pension and unfunded supplemental plan) (in thousands):

	13 Weeks Ended

	January 1, 2006	January 2, 2005

Funded Pension Plan:
Service cost	$880	$3,041
Interest cost	3,723	3,524
Expected return on plan assets	(3,961)	(3,625)
Amortization of prior service cost	40	53
Recognized net actuarial loss	2,574	2,061

Net periodic pension expense	$3,256	$5,054

Unfunded Supplemental Executive Pension Plan:
Service cost	$226	$176
Interest cost	413	367
Amortization of prior service cost	36	34
Recognized net actuarial loss	193	140

Net periodic pension expense	$868	$717

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005, the Company’s current funding policy for its qualified pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions. The Company presently anticipates contributing approximately $15 million to its pension plan in the third quarter of fiscal 2006. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Since the Company’s supplemental plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year. The Company has contributed $323,000 during the 13 weeks ended January 1, 2006, and anticipates contributing approximately $970,000 more for expected future benefit payments during the remainder of fiscal 2006.

Stock Options and Stock Awards
The Company has various stock option plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as restricted stock. Beginning in November 2004, the Board of Directors began approving stock awards in lieu of stock options. Historically these awards were apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting over a five-year period of continued employment) and 50% as performance-based awards, based on the attainment of certain performance targets for the ensuing fiscal year. If the fiscal year performance targets are met, the performance-based shares are subsequently issued as fixed restricted shares and vest over four years of continued employment.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) as a replacement to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123.

The Company adopted SFAS 123R as of the beginning of the first quarter of fiscal 2006 utilizing the modified prospective method which requires fair-value accounting for all share-based payments to employees for new awards and previously granted awards that were not vested as of the adoption date. The Company previously measured compensation expense using the intrinsic value method of accounting prescribed under APB 25 as permitted by SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, compensation expense was measured and recorded as the excess, if any, of the market value at the date of grant over the exercise price. Since the exercise price of the stock options were equal to the market price at the date of grant, expense has only been recorded for restricted stock awards in prior years. In accordance with the modified prospective method of transition, results for prior years have not been restated to reflect this change.

In connection with the adoption of SFAS 123R, additional compensation costs of $195,000 was recorded during the 13 weeks ended January 1, 2006 related to stock options that were not fully vested at the beginning of the fiscal year.  The related tax deduction was $76,000, resulting in a net reduction to net income of $119,000. Due to the insignificant impact on net income, the adoption of SFAS 123R had no impact on basic and diluted earnings per share, and there was no significant impact on cash flow from continuing operations, cash flow from financing activities or cash flow from investing activities. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. No new options have been issued in fiscal 2006 or in fiscal 2005.

As previously discussed, no compensation cost was recognized in fiscal year 2005 for the stock options granted in fiscal 2004 and prior years. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s pro forma net income and basic and diluted net income per share would have been as follows (in thousands, except per share data):

		13 Weeks Ended January 2, 2005

Net Income	- as reported	$16,629
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of taxes		(197)

Net Income	- proforma	$16,432

Net Income Per Share -
Basic	- as reported	$0.35
	- pro forma	0.35
Diluted	- as reported	0.35
	- pro forma	0.35

A summary of the status of the Company’s stock awards as of January 1, 2006 and January 2, 2005, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	13 Weeks Ended

Stock Awards	January 1, 2006		January 2, 2005

	Shares	WAGFV	Shares	WAGFV

Non-vested at beginning of period	116	$22.55	—	—
Granted	229	20.18	150	$21.97
Vested	(15)	22.06	—	—
Forfeited	(1)	22.14	(1)	21.97

Non-vested at end of period	329	20.92	149	21.97

The stock awards are being expensed ratably over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $307,000 and $161,000 for the 13 weeks ended January 1, 2006 and January 2, 2005, respectively. Unamortized expense related to these awards as of January 1, 2006 amounted to $5,189,000 and is expected to be recognized as follows: $1,678,000 for the remainder of fiscal 2006, $1,655,000 for fiscal 2007, $1,027,000 for fiscal 2008, $572,000 for fiscal 2009, 233,000 for fiscal 2010 and $24,000 thereafter.

A summary of the status of the Company’s stock option plans as of January 1, 2006, changes during the first quarter of the fiscal year and related weighted average exercise price is presented below (shares in thousands):

	13 Weeks Ended January 1, 2006

Stock Options	Shares	Price

Outstanding at beginning of period	1,544	$15.78
Exercised	(61)	15.58
Forfeited	(19)	19.27

Outstanding at end of period (aggregate intrinsic value of $8.0 million)	1,464	15.75

Options exercisable as of January 1, 2006 (aggregate intrinsic value of $5.1 million)	886	15.54

The total intrinsic value of stock options exercised during the 13 weeks ended January 1, 2006 and January 2, 2005 was $283,000 and $1,208,000, respectively. The total cash received from these exercises for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock option exercises.

The following table summarizes the stock options outstanding and exercisable as of January 1, 2006:

	Options Outstanding			Options Exercisable

Option Price per Share	Shares Outstanding	Remaining Life	Price	Shares Exercisable	Price

$ 11.50 to $ 15.58	455	3.8	$13.50	305	$13.20
15.58 to 16.82	333	3.6	15.88	240	15.90
16.82 to 20.28	676	4.5	17.13	341	17.37

$ 11.50 to $ 20.28	1,464	4.1	15.75	886	15.54

Inventory
At January 1, 2006, inventory consisted of finished goods of $230,249,000, work in progress of $7,109,000 and raw materials and supplies of $23,105,000. As of the beginning of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are abnormal are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Intangible Assets
The carrying amount of intangible assets at January 1, 2006 and October 2, 2005 was as follows (in thousands):

	January 1, 2006	October 2, 2005

Non-Amortizing Intangibles – Pension related intangible assets:
Harris Teeter	$463	$463
American & Efird	55	55
Corporate	2,322	2,322

Total non-amortizing intangibles	2,840	2,840

Amortizing Intangibles:
Acquired favorable operating leases	15,340	15,340
Customer lists	4,961	4,961
Land use rights – foreign operations	4,052	4,042
Non-compete agreements	3,517	3,517
Trademarks, licenses and other	2,007	2,007

Total amortizing intangibles	29,877	29,867
Accumulated amortization	(1,616)	(1,070)

Total amortizing intangibles, net of accumulated amortization	28,261	28,797

Total intangible assets, net of accumulated amortization	$31,101	$31,637

Amortizing intangibles for favorable acquired operating leases are recorded at Harris Teeter. All other amortizing intangibles are recorded by American & Efird. Amortization expense for intangibles was $546,000 and $215,000 for the 13 weeks ended January 1, 2006 and January 2, 2005, respectively. Amortizing intangibles have remaining useful lives from 3 years to 50 years.  Projected amortization expense for existing intangible assets is: $1,753,000 for the remainder of fiscal 2006 and $2,289,000, $2,268,000, $2,202,000 and $2,012,000 for fiscal years 2007, 2008, 2009 and 2010, respectively.

Debt
On October 28, 2005, the Company and four banks entered into a revolving line of credit that provides for financing up to $200 million through its termination date on October 28, 2010. This new revolving line of credit replaced a previously existing credit facility that provided for financing up to $100 million and was due to expire on May 14, 2007. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. The maximum borrowing under this agreement during the 13 weeks ended January 1, 2006 was $7,600,000. There was no balance outstanding as of January 1, 2006.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 16 years, and the future minimum lease payments of approximately $82.8 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $7.1 million for the remainder of fiscal 2006 (31 stores), $9.3 million in fiscal 2007 (29 stores), $8.9 million in fiscal 2008 (28 stores), $8.3 million in fiscal 2009 (27 stores), $7.4 million in fiscal 2010 (22 stores) and $41.8 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $28.2 million at January 1, 2006.

New Accounting Standards
On October 6, 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for six to nine months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period. As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. Although the proposed statement permits retrospective application to prior periods, the Company does not intend to restate prior periods due to the relatively small percentage of land leases in those periods. The estimated fiscal 2006 construction period rent required to be expensed as a non-cash charge versus previously being capitalized is approximately $5.7 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) - Harris Teeter, and industrial thread (textile primarily), including specialty engineered yarns and embroidery thread - American & Efird. Harris Teeter operates a regional chain of supermarkets in the southeastern United States. American & Efird manufactures and distributes sewing thread for the apparel and other markets, specialty engineered yarns and embroidery thread through their global operations. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Harris Teeter’s market environment is highly competitive, characterized by competition from other supermarkets as well as other retailers such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources including its Very Important Customer (“VIC”) loyalty card program and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for our customers. In addition, Harris Teeter differentiates itself from its competitors with its product assortment, variety and focus on customer service. These efforts have resulted in overall gains in market share within our primary markets.

As previously disclosed, Harris Teeter has increased its new store development program. Since the first quarter of fiscal 2005, Harris Teeter has opened eleven new stores, closed three older stores and divested one older store for a net addition of seven stores. The company operated 144 stores at January 1, 2006.

Business conditions for A&E’s customers in the textile and apparel industry remain challenging in the Americas due to weakness in the retail apparel sector and the continued rise in imports that has forced many of A&E’s customers to shift their operations to low cost regions outside the Americas. Additionally, A&E continues to face increased raw material costs and highly competitive pricing in its markets. In response, A&E has been focused on strategic initiatives that diversify its product lines and enhance its global footprint. The integration of the operations of A&E’s recently acquired businesses has progressed well and we expect A&E to be substantially finished with the integration process by the end of calendar 2006. In connection with the migration of apparel production to low cost regions, A&E has effectively shifted a portion of its production capacity from North America to China. Today, A&E has more production capacity in China, including its joint ventures, than in the United States. In addition, A&E is in the process of converting one of its U.S. facilities from apparel thread production to specialty engineered yarns production to support our expanded product lines in the United States.

Consolidated
The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 13 weeks ended January 1, 2006 and January 2, 2005. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	January 1, 2006		January 2, 2005		% Inc. (Dec.)

		% to Total		% to Total

Net Sales
Harris Teeter	$716,122	89.9	$655,231	90.1	9.3
American & Efird	80,514	10.1	71,661	9.9	12.4

Total	$796,636	100.0	$726,892	100.0	9.6

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$214,317	26.90	$191,583	26.36	11.9
American & Efird	16,526	2.08	17,598	2.42	(6.1)

Total	230,843	28.98	209,181	28.78	10.4
Selling, General and Admin. Expenses
Harris Teeter	180,985	22.72	162,452	22.35	11.4
American & Efird	17,857	2.25	16,077	2.21	11.1
Corporate	1,774	0.22	1,250	0.17	42.0

Total	200,616	25.19	179,779	24.73	11.6
Operating Profit (Loss)
Harris Teeter	33,332	4.18	29,131	4.01	14.4
American & Efird	(1,331)	(0.17)	1,521	0.21	n.a.
Corporate	(1,774)	(0.22)	(1,250)	(0.17)	42.0

Total	30,227	3.79	29,402	4.05	2.8
Other Expense, net	3,132	0.39	2,828	0.39	10.8
Income Tax Expense	10,188	1.28	9,945	1.37	2.4

Net Income	$16,907	2.12	$16,629	2.29	1.7

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the first quarter of fiscal 2006 represented 4.9% of the consolidated net sales of the Company compared to 5.4% in the same period last year. The decrease in the percentage from the prior year period resulted from strong year over year sales gains for Harris Teeter and A&E’s domestic business resulting from the recent acquisitions of Robison-Anton Textile Co. and Ludlow Textiles Company, Inc. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to sales increased during the first quarter of fiscal 2006 over the prior year period as a result of strong gross profit performance at Harris Teeter. The gross profit improvement at Harris Teeter was offset, in part, by a gross profit decline at A&E during the first quarter of fiscal 2006 over the prior year period. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales increased as a result of increased operating costs at both subsidiaries and Corporate. The increase in Corporate expenses was due, in part, to increased operating costs associated with the corporate aircraft primarily driven by increased fuel costs. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased over the prior year period by $455,000 as a result of additional interest expense associated with capital lease obligations added in the third quarter of fiscal 2005 and lower interest income due to the decrease in the Company’s temporary investment position.

The effective income tax rate remained relatively constant at 37.6% in the first quarter of fiscal 2006 as compared to 37.4% in the prior year period. The higher rate for the current period represents the Company’s expected annual effective rate for fiscal 2006.

As a result of the items discussed above, consolidated net income for the first quarter of fiscal 2006 increased 1.7% over the prior year period.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 13 weeks ended January 1, 2006 and January 2, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	January 1, 2006		January 2, 2005

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$716,122	100.00	$655,231	100.00	9.3
Cost of Sales	501,805	70.07	463,648	70.76	8.2

Gross Profit	214,317	29.93	191,583	29.24	11.9
SG&A Expenses	180,985	25.28	162,452	24.79	11.4

Operating Profit	$33,332	4.65	$29,131	4.45	14.4

Sales increased by 9.3% in the first quarter of fiscal 2006 as compared to the prior year period. The increase in sales was attributable to comparable store sales gains and new store activity partially offset by store closings and divestitures. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $37.0 million for the comparable periods. This net increase was offset in part, by the sale and discontinuation of Harris Teeter’s milk route business in January 2005 that resulted in a reduction of net sales of $2.8 million for the current period. Comparable store sales (see definition below) increased 4.25% ($27.1 million) in the first quarter of fiscal 2006 as compared to 3.78% ($22.9 million) in the first quarter of fiscal 2005. Comparable store sales are negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to several existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit as a percent to sales increased during the first quarter of fiscal 2006 from the prior year period as a result of Harris Teeter’s effective retail pricing and targeted promotional spending programs. Improvements have also been realized from the continued emphasis the company places on productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to sales increased in the first quarter of fiscal 2006 from the prior year period primarily as a result of incremental costs associated with the company’s new store development program and increased utility and bank card costs. Sales increases provided the leverage to offset, in part, some of these increased operating costs.

The improvement in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 13 weeks ended January 1, 2006 and January 2, 2005. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	January 1, 2006		January 2, 2005

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$80,514	100.00	$71,661	100.00	12.4
Cost of Sales	63,988	79.47	54,063	75.44	18.4

Gross Profit	16,526	20.53	17,598	24.56	(6.1)
SG&A Expenses	17,857	22.18	16,077	22.44	11.1

Operating Profit (Loss)	$(1,331)	(1.65)	$1,521	2.12	n.a.

Sales increased 12.4% in the first quarter of fiscal 2006 as compared to the prior year period as a result of a 27.1% increase in domestic sales and a 0.1% increase in foreign sales. Domestic sales growth for the current year period was attributed to the acquisition of the businesses of Robison-Anton Textile Co. in the fourth quarter of fiscal 2005 and Ludlow Textiles Company, Inc. in the second quarter of fiscal 2005. Foreign sales accounted for approximately 49% of total A&E sales in the first quarter of fiscal 2006 as compared to approximately 55% in the prior year period. Foreign sales will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to sales decreased in the first quarter of fiscal 2006 from the prior year period primarily as a result of weak manufacturing operating schedules for apparel related thread products in the Americas and rising raw materials costs. Management continues to focus on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses as a percent to sales decreased in the first quarter of fiscal 2006 from the prior year period primarily as a result of the fixed costs leverage created by sales increases. Incremental costs associated with the integration of acquired businesses were also offset by the leverage created through sales gains.

The decrease in A&E’s operating profit for the first quarter of fiscal 2006 as compared to the prior year period was driven by an operating loss in the U.S. operations primarily as a result of the gross profit decline discussed above. The operating profit of A&E’s foreign operations for the first quarter of fiscal 2006 declined from the prior year period primarily as a result of weak operating schedules for apparel related thread products.

Outlook
Harris Teeter’s improvement in operating performance over the last several years and financial position provides the flexibility to expand its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Inclusive of the six acquired Winn-Dixie stores that are currently being remodeled, Harris Teeter plans to open 18 new stores (including 5 replacement stores) and complete the remodeling on 6 stores during the remainder of fiscal 2006 for an approximate 12% increase in retail square footage. Net retail square footage increased by 7.8% in fiscal year 2005. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Present construction schedules have been accelerated and real estate construction costs have increased resulting in an increase in Harris Teeter’s planned capital expenditures for fiscal 2006 and 2007. At the present time, Harris Teeter anticipates capital expenditures of approximately $193 million for fiscal 2006 (including $29 million to remodel the six acquired Winn-Dixie stores) and approximately $210 million for fiscal 2007 which include stores in our expanding Northern Virginia market. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures.

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance requires rental costs during the construction period to be recognized as rental expense as opposed to being capitalized (refer to “New Accounting Standards” herein). As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. As a result, it is currently estimated that fiscal 2006 operating profit will be reduced by approximately $5.7 million for construction period rent that will now be required to be expensed as a non-cash charge.

Startup costs associated with opening new stores under Harris Teeter’s store development program can negatively impact operating margins and net income. In the presently intense competitive environment, promotional costs to maintain market share could also negatively impact operating margins and net income in future periods. The continued execution of productivity initiatives implemented throughout all stores, maintaining controls over waste, implementation of operating efficiencies and effective merchandising strategies will dictate the pace at which Harris Teeter’s margins could improve, if at all.

A&E has been able to increase sales and diversify its customer base, product mix and geographical locations as a result of its recent strategic acquisitions. A&E’s strategic initiatives to transform their business through the diversification of its product lines and its customer base and the shifting of production of their premium quality apparel thread to lower cost regions will continue to put pressure on A&E’s operating results for the remainder of fiscal 2006. A&E management remains focused on integrating the operations of acquired businesses, diversifying its product lines and growing these product lines through its global supply chain.

Ruddick Corporation management remains conservative in its expectations for the remainder of fiscal 2006 given the complex factors currently impacting sales and costs at both subsidiaries. On a consolidated basis, earnings before income taxes for the second quarter of fiscal 2006 will be positively impacted by an investment gain of approximately $4.0 million that will be recognized by Corporate for the sale of a real estate investment that occurred in January, 2006. Aside from this gain, any net income improvement will be dependent on the Company’s ability to offset increased operating costs, and construction period rents with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

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

The Company’s principal source of liquidity has been cash generated from operating activities. As of January 1, 2006 the Company had current liquidity (cash, cash equivalents and temporary investments) of $18.2 million compared to $62.1 million at October 2, 2005 and $109.9 million at January 2, 2005. During the 13 weeks ended January 1, 2006, the net cash provided by operating activities was $7.2 million, or $16.4 million lower than the comparable period last year.

The reduction in cash provided by operating activities resulted primarily from the current year holiday impact on credit card receivable collections. Investing activities during the 13 weeks ended January 1, 2006 required net cash of $26.6 million, up $4.9 million from the comparable prior year period. The liquidation of $12.9 million of temporary investments during the 13 weeks ended January 1, 2006 partially offset the $19.2 million period-over-period increase in capital spending. The increased capital spending was driven by Harris Teeter’s store development program. Financing activities during the 13 weeks ended January 1, 2006 required $11.6 million of cash and included $7.9 million for the purchase and retirement of 395,000 shares of the Company’s common stock (at an average price of $20.00 per share) and $5.2 million for the payment of dividends.

During the 13 weeks ended January 1, 2006, consolidated capital expenditures totaled $36.6 million. During this period, Harris Teeter capital expenditures were $33.8 million and A&E’s capital expenditures were $2.8 million. In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During the 13 weeks ended January 1, 2006, Harris Teeter invested a net of $0.7 million ($9.5 million additional investments less $8.8 million received from property investment sales and partnership distributions) for such investments. Fiscal 2006 consolidated capital expenditures are planned to total approximately $205 million, consisting of approximately $193 million for Harris Teeter and approximately $12 million for A&E. For both subsidiaries, these expenditures are for modernization and expansion. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2006 as well as the foreseeable future. A&E expects to target further expansion of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving line of credit.

On October 28, 2005, the Company and four banks entered into a revolving line of credit that provides for financing up to $200 million through its termination date on October 28, 2010. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of January 1, 2006, the Company was in compliance with all financial covenants of the credit agreement and no borrowings were outstanding under this facility. However, issued letters of credit which reduce the amount available for borrowings under the credit agreement amounted to $28.2 million as of January 1, 2006. In addition to the line of credit, the Company has the capacity to borrow up to an aggregate amount of $39.9 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, other financing opportunities continue to be evaluated based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company’s ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of October 2, 2005 was included under the heading “Contractual Obligations and Commercial Commitments” on page 15 of the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005. As a result of Harris Teeter’s accelerated store development program, purchase obligations for fixed assets (which have a scheduled maturity of less than one year) as of January 1, 2006 increased by approximately $47 million from the $41 million disclosed in the table referenced above, for a total of approximately $88 million. In addition, commitments for operating leases increased significantly in the first quarter of fiscal 2006, as depicted in the following table (in thousands):

	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years

Operating Leases – Previously Disclosed	$1,105,321	$71,653	$153,361	$148,515	$731,792
Operating Leases – Revised	1,274,254	72,299	160,073	162,876	879,006

Refer to the Note entitled “Guarantor Obligations” of Item 1 herein for a discussion of other contractual obligations and commitments.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates.  Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers’ compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s fiscal 2005 Annual Report on Form 10-K. There have been no material changes to any of the critical accounting policies contained therein.

New Accounting Standards

On October 6, 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for six to nine months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period. As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. Although the proposed statement permits retrospective application to prior periods, the Company does not intend to restate prior periods due to the relatively small percentage of land leases in those periods. The estimated fiscal 2006 construction period rent required to be expensed as a non-cash charge versus previously being capitalized is approximately $5.7 million.

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

•	Economic or political changes in the regions and countries in which the Company’s subsidiaries operate, adverse trade regulations, restrictions or tariffs or changes in import quotas;
•	Cost and stability of energy sources;
•	Cost and availability of raw materials;
•	Management’s ability to predict accurately the adequacy of the Company’s present liquidity to meet future requirements;
•	The Company’s ability to successfully integrate the operations of acquired businesses;
•	The success of the Company’s expansion plans and their effect on store openings, closings and other investments;
•	Continued solvency of any third parties on leases the Company has guaranteed;
•	Management’s ability to predict the required contributions to the pension plans of the Company;
•	Changes in labor and employee benefit costs, such as increased health care and other insurance costs;
•	Ability to recruit, train and retain effective employees and management in both of the Company’s subsidiaries;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of January 1, 2006, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

 (b) Changes in internal control over financial reporting. During the Company’s first quarter of fiscal 2006, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s business or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended January 1, 2006.

The following table summarizes the Company’s purchases of its common stock during the quarter ended January 1, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 3, 2005 to November 6, 2005	- 0 -	n.a.	- 0 -	3,467,069
November 7, 2005 to December 4, 2005	395,000	$20.00	395,000	3,072,069
December 5, 2005 to January 1, 2006	- 0 -	n.a.	- 0 -	3,072,069
Total	395,000	$20.00	395,000	3,072,069

(1)

In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of January 1, 2006, the Company had purchased 1,567,920 shares under this authorization. During the quarter ended January 1, 2006, 395,000 shares were purchased under this authorization. The stock purchase plan has no set expiration or termination date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

4.4

Credit Agreement dated October 28, 2005, among Ruddick Corporation, as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank and RBC Centura Bank, as Lenders, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated October 28, 2005 (Commission File No. 1-6905).

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

RUDDICK CORPORATION
(Registrant)

Dated: February 10, 2006	By:	/s/ JOHN B. WOODLIEF

John B. Woodlief,
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

4.4

Credit Agreement dated October 28, 2005, among Ruddick Corporation, as  Borrower, Wachovia Bank, National Association, Branch Banking and Trust  Company, Regions Bank and RBC Centura Bank, as Lenders, and Wachovia   Bank, National Association, as administrative agent for the Lenders,   incorporated herein by reference to Exhibit 10.1 of the registrant’s Current  Report on Form 8-K dated October 28, 2005 (Commission File No. 1-6905).

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