Form 10-Q
period 2006-04-02
RUDDICK CORP
filed 2006-05-12
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of May 5, 2006

Common Stock	47,428,835 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.  Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	April 2, 2006	October 2, 2005

ASSETS
Current Assets
Cash and Cash Equivalents	$16,817	$49,185
Temporary Investments	—	12,929
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,673 and $4,131	87,146	78,184
Refundable Income Taxes	3,252	—
Inventories	256,876	247,397
Net Current Deferred Income Tax Benefits	13,364	11,775
Prepaid and Other Current Assets	26,057	25,860

Total Current Assets	403,512	425,330

Property, Net	648,110	598,004
Investments	102,051	85,190
Goodwill	8,169	8,169
Intangible Assets, Net	30,525	31,637
Other Long-Term Assets	57,073	55,310

Total Assets	$1,249,440	$1,203,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes Payable	$11,689	$10,666
Current Portion of Long-Term Debt	9,327	8,325
Accounts Payable	172,132	164,989
Federal and State Income Taxes	—	5,086
Accrued Compensation	42,263	42,753
Other Current Liabilities	63,908	59,384

Total Current Liabilities	299,319	291,203

Long-Term Debt	166,843	155,120
Net Long-Term Deferred Income Tax Liabilities	8,012	12,201
Pension Liabilities	74,105	66,798
Other Long-Term Liabilities	63,187	63,395
Minority Interest	6,255	5,981
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock, no par value - Shares Outstanding: 47,425,335 at April 2, 2006 and 47,488,979 at October 2, 2005	66,942	70,558
Retained Earnings	609,204	582,953
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(44,427)	(44,569)

Total Shareholders’ Equity	631,719	608,942

Total Liabilities and Shareholders’ Equity	$1,249,440	$1,203,640

See Notes to Consolidated Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended

	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Net Sales	$800,708	$735,525	$1,597,344	$1,462,417

Cost of Sales	559,124	515,960	1,124,917	1,033,671
Selling, General and Administrative Expenses	211,784	189,549	412,400	369,328

Operating Profit	29,800	30,016	60,027	59,418

Interest Expense	3,491	3,151	7,005	6,425
Interest Income	(98)	(829)	(421)	(1,367)
Net Investment Gains	(4,883)	(2,287)	(5,034)	(2,480)
Minority Interest	182	289	274	574

Income Before Taxes	31,108	29,692	58,203	56,266
Income Tax Expense	11,347	10,916	21,535	20,861

Net Income	$19,761	$18,776	$36,668	$35,405

Net Income Per Share:
Basic	$0.42	$0.40	$0.78	$0.75
Diluted	$0.42	$0.39	$0.77	$0.74

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,152	47,192	47,201	47,040
Diluted	47,609	47,683	47,618	47,530

See Notes to Consolidated Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock Shares (No Par Value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income

Balance at October 3, 2004	46,730,758	$56,634	$535,188	$(42,112)	$549,710
Exercise of stock options, including tax benefits of $1,124	589,688	11,177	—	—	11,177
Restricted Stock Awards	74,090	484	—	—	484
Directors’ stock plan	—	2	—	—	2
Net earnings	—	—	35,405	—	35,405	$35,405
Dividends ($0.22 per share)	—	—	(10,391)	—	(10,391)
Foreign currency translation adjustment (net of tax expense of $3)	—	—	—	833	833	833

Balance at April 3, 2005	47,394,536	$68,297	$560,202	$(41,279)	$587,220	$36,238

Balance at October 2, 2005	47,488,979	$70,558	$582,953	$(44,569)	$608,942
Exercise of stock options, including tax benefits of $446	176,996	3,011	—	—	3,011
Directors’ stock plan	—	2	—	—	2
Share-based Payments	157,855	1,341	—	—	1,341
Shares effectively purchased and retired for withholding taxes	(3,495)	(71)	—	—	(71)
Shares purchased and retired	(395,000)	(7,899)	—	—	(7,899)
Net earnings	—	—	36,668	—	36,668	$36,668
Dividends ($0.22 per share)	—	—	(10,417)	—	(10,417)
Foreign currency translation adjustment (net of tax expense of $18)	—	—	—	142	142	142

Balance at April 2, 2006	47,425,335	$66,942	$609,204	$(44,427)	$631,719	$36,810

See Notes to Consolidated Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands)
(unaudited)

	26 Weeks Ended

	April 2, 2006	April 3, 2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$36,668	$35,405
Non-Cash Items Included in Net Income
Depreciation and Amortization	43,832	38,712
Deferred Taxes	(5,778)	(8,046)
Net Gain on Sale of Property	(3,403)	(847)
Impairment Losses	2,471	2,500
Stock Based Compensation	1,716	1,608
Other, Net	195	639
Increase in Current Assets	(18,639)	(6,564)
Increase (Decrease) in Current Liabilities	2,838	(4,047)
Increase (Decrease) in Certain Other Long-Term Liabilities	6,897	(1,554)

Net Cash Provided by Operating Activities	66,797	57,806

INVESTING ACTIVITIES:
Capital Expenditures	(96,413)	(49,382)
Purchase of Other Investments	(27,914)	(10,981)
Cash Proceeds from Sale of Property and Partnership Distributions	15,055	9,163
Proceeds from Sale of Temporary Investments	16,859	60,474
Purchase of Temporary Investments	(3,930)	(46,045)
Company-Owned Life Insurance, Net	(734)	(2,134)
Other, Net	(866)	556

Net Cash Used in Investing Activities	(97,943)	(38,349)

FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt Borrowings	1,023	977
Net Proceeds from Revolver Borrowings	19,200	—
Proceeds from Long-Term Borrowings	2,427	—
Payments on Long-Term Debt	(8,899)	(7,823)
Dividends Paid	(10,417)	(10,391)
Proceeds from Stock Issued	2,565	10,053
Purchase and Retirement of Common Stock	(7,899)	—
Other, Net	778	141

Net Cash Used in Financing Activities	(1,222)	(7,043)

(Decrease) Increase in Cash and Cash Equivalents	(32,368)	12,414
Cash and Cash Equivalents at Beginning of Period	49,185	46,579

Cash and Cash Equivalents at End of Period	$16,817	$58,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$7,065	$6,523
Income Taxes	58,342	26,327

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

Description of Business

Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses:  Harris Teeter, Inc. (“Harris Teeter”) operates a regional chain of supermarkets in six southeastern states, and American & Efird, Inc. (“A&E”) manufactures and distributes thread and specialty engineered yarn on a global basis.

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

The Company’s Consolidated Condensed Balance Sheet as of October 2, 2005 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended April 2, 2006 are not necessarily indicative of results for a full year.

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

Industry Segment Information

As discussed above, the Company operates primarily in two businesses and evaluates performance of its two businesses utilizing various measures which are based on operating profit. The following table summarizes net sales and operating profit (loss) by each of the Company’s primary business segments and for the holding company (“Corporate”) for the 13 and 26 weeks ended April 2, 2006 and April 3, 2005 (in thousands):

	13 Weeks Ended		26 Weeks Ended

	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Net Sales
Retail Grocery	$715,071	$655,411	$1,431,193	$1,310,642
Industrial Thread	85,637	80,114	166,151	151,775

Consolidated	$800,708	$735,525	$1,597,344	$1,462,417

	13 Weeks Ended		26 Weeks Ended

	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Operating Profit (Loss)
Retail Grocery	$32,697	$29,495	$66,029	$58,626
Industrial Thread	48	2,697	(1,283)	4,218
Corporate	(2,945)	(2,176)	(4,719)	(3,426)

Consolidated	$29,800	$30,016	$60,027	$59,418

Capital Stock

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. During the 26 weeks ended April 2, 2006, the Company purchased and retired 395,000 shares at a total cost of $7,899,000, or an average price of $20.00 per share pursuant to this plan. There were no stock purchases during the 26 weeks ended April 3, 2005.

Earnings Per Share (“EPS”)

Basic EPS is based on the weighted average outstanding common shares.  Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock equivalents resulting from the operation of the Company’s comprehensive stock option and awards plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended

	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Basic EPS:
Net income	$19,761	$18,776	$36,668	$35,405

Weighted average common shares outstanding	47,152	47,192	47,201	47,040

Basic EPS	$0.42	$0.40	$0.78	$0.75

Diluted EPS:
Net income	$19,761	$18,776	$36,668	$35,405

Weighted average common shares outstanding	47,152	47,192	47,201	47,040
Potential common share equivalents	457	491	417	490

Weighted average common shares outstanding	47,609	47,683	47,618	47,530

Diluted EPS	$0.42	$0.39	$0.77	$0.74

Calculation of potential common share equivalents:
Options to purchase potential common shares	1,388	1,805	1,446	1,976
Weighted shares outstanding – stock awards	218	74	193	57
Potential common shares assumed purchased	(1,149)	(1,388)	(1,222)	(1,543)

Potential common share equivalents	457	491	417	490

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$23,156	$29,577	$24,073	$32,400
Weighted unamortized expense – stock awards	3,574	1,465	3,119	1,142

	$26,730	$31,042	$27,192	$33,542
Common stock price used under the treasury stock method	$23.25	$22.36	$22.27	$21.74
Potential common shares assumed purchased	1,149	1,388	1,222	1,543

Restricted shares that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 114,110 and 74,090 performance shares for the 13 weeks and 26 weeks ended April 2, 2006 and April 3, 2005, respectively, were excluded from the computation of diluted shares. All outstanding stock options were included in the calculation of potential common share equivalents for the 13 and 26 weeks ended April 2, 2006 and April 3, 2005.

Employee Benefit Plans

The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and supplemental retirement benefit plans for certain selected officers of the Company and its subsidiaries. There is a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives which is an unfunded, defined benefit plan. The Company’s Board of Directors approved changes to the Company’s retirement plans which generally became effective on October 1, 2005. Changes included the freezing of participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005. In addition, enhancements were made to the Company’s defined contribution plan which include additional Company contributions to individual employee accounts.

The following table summarizes the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both funded pension and unfunded supplemental plan) (in thousands):

	13 Weeks Ended		26 Weeks Ended

	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Funded Pension Plan:
Service cost	$(98)	$2,696	$782	$5,737
Interest cost	4,042	3,754	7,765	7,278
Expected return on plan assets	(4,062)	(3,822)	(8,023)	(7,448)
Amortization of prior service cost	59	54	99	107
Recognized net actuarial loss	1,591	2,487	4,165	4,549

Net periodic pension expense	$1,532	$5,169	$4,788	$10,223

Unfunded Supplemental Executive Pension Plan:
Service cost	$214	$176	$440	$351
Interest cost	389	367	802	735
Amortization of prior service cost	34	34	70	69
Recognized net actuarial loss	183	140	376	279

Net periodic pension expense	$820	$717	$1,688	$1,434

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

Since the Company’s supplemental plans are unfunded, the contributions to these plans are equal to the benefit payments made during the year. The Company has contributed $643,000 during the 26 weeks ended April 2, 2006, and anticipates contributing approximately $647,000 more for expected future benefit payments during the remainder of fiscal 2006.

In the second quarter of 2006, new Supplemental Executive Retirement Plans were approved by the Company’s Board of Directors for each of Alan T. Dickson and R. Stuart Dickson due to their retirement from their positions as Chairman of the Board and Chairman of the Executive Committee, respectively. The new plans provide each individual with an annual life-time payment in the amount of $98,000, which will be paid in equal monthly installments beginning April 1, 2006. During the second quarter of fiscal 2006, the Company recorded a $1.5 million pre-tax charge representing the net present value of the actuarially determined liability. The plan is unfunded, and the liability is included with Pension Liabilities in the Company’s Consolidated Condensed Balance Sheets.   The anticipated aggregate benefit payments to be made during the remainder of fiscal 2006 are $98,000.

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

The Company adopted SFAS 123R as of the beginning of the first quarter of fiscal 2006 utilizing the modified prospective method which requires fair-value accounting for all share-based payments to employees for new awards and previously granted awards that were not vested as of the adoption date. The Company previously measured compensation expense using the intrinsic value method of accounting prescribed under APB 25 as permitted by SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under the intrinsic value method, compensation expense was measured and recorded as the excess, if any, of the market value at the date of grant over the exercise price. Since the exercise price of the stock options were equal to the market price at the date of grant, expense has only been recorded for restricted stock awards in prior years.  In accordance with the modified prospective method of transition, results for prior years have not been restated to reflect this change.

In connection with the adoption of SFAS 123R, additional compensation costs of $155,000 and $350,000 was recorded during the 13 weeks and 26 weeks, respectively ended April 2, 2006 related to stock options that were not fully vested at the beginning of the fiscal year.  The related tax deduction was $60,000 and $136,000, resulting in a net reduction to net income of $95,000 and $214,000 during the 13 weeks and 26 weeks, respectively.  Due to the insignificant impact on net income, the adoption of SFAS 123R had no impact on basic and diluted earnings per share, and there was no significant impact on cash flow from continuing operations, cash flow from financing activities or cash flow from investing activities. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. No new options were issued in fiscal 2005 and none have been issued in fiscal 2006.

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

	13 Weeks Ended	26 Weeks Ended

	April 3, 2005	April 3, 2005

Net Income - as reported	$18,776	$35,405
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of taxes	(140)	(336)

Net Income - proforma	$18,636	$35,069

Net Income Per Share -
Basic - as reported	$0.40	$0.75
- pro forma	0.39	0.75
Diluted - as reported	0.39	0.74
- pro forma	0.39	0.74

A summary of the status of the Company’s stock awards as of April 2, 2006 and April 3, 2005, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	26 Weeks Ended

Stock Awards	April 2, 2006		April 3, 2005

	Shares	WAGFV	Shares	WAGFV

Non-vested at beginning of period	116	$22.55	—	—
Granted	233	20.21	150	$22.47
Vested	(14)	22.06	—	—
Forfeited	(2)	21.87	(2)	22.47

Non-vested at end of period	333	20.94	148	22.47

The stock awards are being expensed ratably over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $684,000 and $323,000 for the 13 weeks and $991,000 and $484,000 for the 26 weeks ended April 2, 2006 and April 3, 2005, respectively. The remaining unamortized expense as of April 2, 2006 is $5,277,000, with a weighted average recognition period of 2.65 years.

A summary of the status of the Company’s stock option plans as of April 2, 2006, changes during the first half of fiscal 2006 and related weighted average exercise price (Price) and weighted average contractual term (WACT) in years is presented below (shares in thousands):

	26 Weeks Ended

Stock Options	April 2, 2006

	Shares	Price	WACT

Outstanding at beginning of period	1,544	$15.78
Exercised	(198)	15.29
Forfeited	(3)	15.92
Expired	(19)	19.07

Outstanding at end of period (aggregate intrinsic value of $11.1 million)	1,324	15.81	4.0

Ending vested and expected to vest (aggregate intrinsic value of $11.0 million)	1,309	15.80	4.0
Options exercisable as of April 2, 2006 (aggregate intrinsic value of $6.4 million)	750	15.61	3.8

The total intrinsic value of stock options exercised during the 26 weeks ended April 2, 2006 and April 3, 2005 was $1,414,000 and $3,120,000, respectively. The total cash received from these exercises for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock option exercises.

The following table summarizes the stock options outstanding and exercisable as of April 2, 2006:

	Options Outstanding			Options Exercisable

Option Price per Share	Shares Outstanding	Remaining Life	Price	Shares Exercisable	Price

$ 11.50 to $ 15.58	398	3.7	$13.68	249	$13.25
15.58 to 16.82	302	3.5	15.89	210	15.91
16.82 to 20.28	624	4.4	17.14	291	17.43

$ 11.50 to $ 20.28	1,324	4.0	15.81	750	15.61

Intangible Assets

The carrying amount of intangible assets as of April 2, 2006 and October 2, 2005 was as follows (in thousands):

	April 2, 2006	October 2, 2005

Non-Amortizing Intangible Assets – pension related:
Harris Teeter	$463	$463
American & Efird	55	55
Corporate	2,322	2,322

Total Non-Amortizing Intangible Assets	2,840	2,840

Amortizing Intangible Assets:
Acquired favorable operating leases	15,340	15,340
Customer lists	4,961	4,961
Land use rights – foreign operations	4,057	4,042
Non-compete agreements	3,517	3,517
Trademarks, licenses and other	2,007	2,007

Total Amortizing Intangible Assets	29,882	29,867
Accumulated amortization	(2,197)	(1,070)

Total Amortizing Intangible Assets, net of accumulated amortization	27,685	28,797

Total Intangible Assets, net of accumulated amortization	$30,525	$31,637

Amortizing intangible assets for favorable acquired operating leases are recorded at Harris Teeter.  All other amortizing intangible assets are recorded by American & Efird. Amortization expense for intangible assets was $581,000 and $215,000 for the 13 weeks and $1,127,000 and $608,000 for the 26 weeks ended April 2, 2006 and April 3, 2005, respectively.  Amortizing intangible assets have remaining useful lives from 3 years to 50 years.  Projected amortization expense for existing intangible assets is: $1,174,000 for the remainder of fiscal 2006 and $2,289,000, $2,268,000, $2,202,000 and $2,012,000 for fiscal years 2007, 2008, 2009 and 2010, respectively.

Inventory

At April 2, 2006, inventory consisted of finished goods of $228,965,000, work in progress of $6,145,000 and raw materials and supplies of $21,766,000. As of the beginning of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are abnormal are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Debt

On October 28, 2005, the Company and four banks entered into a revolving line of credit that provides for financing up to $200 million through its termination date on October 28, 2010. This new revolving line of credit replaced a previously existing credit facility that provided for financing up to $100 million and was due to expire on May 14, 2007. Borrowings and repayments under the revolving credit facility are of the same nature as short-term credit lines; however, due to the nature and terms of the agreement providing for maturity of the ultimate repayment obligations beyond one year, all borrowings under the facility are classified as long-term debt. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio.  The maximum borrowing outstanding under this agreement during the first half of fiscal 2006 was $19.2 million and $19.2 million remained outstanding as of April 2, 2006.

Guarantor Obligations

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse.  These leases expire over the next 16 years, and the future minimum lease payments of approximately $80.4 million, in the aggregate, over that future period have been assumed by these merchants.  It is highly unlikely, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter; however, in such event, the approximate aggregate amounts due by year would be as follows: $4.7 million for the remainder of fiscal 2006 (31 stores), $9.3 million in fiscal 2007 (29 stores), $8.9 million in fiscal 2008 (28 stores), $8.3 million in fiscal 2009 (27 stores), $7.4 million in fiscal 2010 (22 stores) and $41.8 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $24.7 million at April 2, 2006.

New Accounting Standards

In December 2004, the FASB issued Statement No. 153, “Exchange of Nonmonetary Assets.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement became effective for the Company’s 2006 fiscal year beginning October 3, 2005. The adoption of this new standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

On October 6, 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for six to nine months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period. As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. Although the proposed statement permits retrospective application to prior periods, the Company does not intend to restate prior periods due to the relatively small percentage of land leases in those periods. During the second quarter of fiscal 2006, $1.2 million of construction period rent was required to be expensed as a non-cash charge and it is currently estimated that an additional $3.2 million will be expensed as opposed to being capitalized during the remainder of fiscal 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) – Harris Teeter, and industrial thread (textile primarily), including specialty engineered yarn and embroidery thread – A&E. Harris Teeter operates a regional chain of supermarkets in the southeastern United States.  A&E manufactures and distributes sewing thread for the apparel and other markets, specialty engineered yarn and embroidery thread through their global operations. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Harris Teeter’s market environment is highly competitive, characterized by competition from other supermarkets as well as other retailers such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources including its Very Important Customer (“VIC”) loyalty card program and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for our customers. In addition, Harris Teeter differentiates itself from its competitors with its product assortment, variety and focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets.

As previously disclosed, Harris Teeter has increased its new store development program. Since the second quarter of fiscal 2005, Harris Teeter has opened thirteen new stores, closed four older stores and divested one older store for a net addition of eight stores. The company had 146 stores open as of April 2, 2006.

Business conditions for A&E’s customers in the textile and apparel industry remain challenging in the Americas due to weakness in the retail apparel sector and the continued rise in imports that has forced many of A&E’s customers to shift their operations to low cost regions outside the Americas. Additionally, A&E continues to face increased operating costs and highly competitive pricing in its markets. In response, A&E has been focused on strategic initiatives that enhance its global footprint and diversify its product lines. A&E has continued to make good progress towards the integration of the strategic investments made in late fiscal 2004 and fiscal 2005. A&E also continues to make progress in China by expanding its sales and distribution capabilities to take advantage of the manufacturing capacity that has been acquired over the last few years. Increases in sales of premium apparel and non-apparel threads as well as an expansion of the customer base in China have been particularly encouraging. In support of A&E’s expanded non-apparel product lines in the United States, the company completed the conversion of one of its facilities from apparel thread production to specialty engineered yarn production.

Quarterly Results

Consolidated

The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 13 weeks ended April 2, 2006 and April 3, 2005.  The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	April 2, 2006		April 3, 2005

		% to Total		% to Total	% Inc. (Dec.)

Net Sales
Harris Teeter	$715,071	89.3	$655,411	89.1	9.1
American & Efird	85,637	10.7	80,114	10.9	6.9

Total	$800,708	100.0	$735,525	100.0	8.9

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$223,045	27.85	$199,252	27.09	11.9
American & Efird	18,539	2.32	20,313	2.76	(8.7)

Total	241,584	30.17	219,565	29.85	10.0
Selling, General and Admin. Expenses
Harris Teeter	190,348	23.77	169,757	23.08	12.1
American & Efird	18,491	2.31	17,616	2.39	5.0
Corporate	2,945	0.37	2,176	0.30	35.3

Total	211,784	26.45	189,549	25.77	11.7
Operating Profit (Loss)
Harris Teeter	32,697	4.08	29,495	4.01	10.9
American & Efird	48	0.01	2,697	0.37	(98.3)
Corporate	(2,945)	(0.37)	(2,176)	(0.30)	35.3

Total	29,800	3.72	30,016	4.08	(0.7)
Other (Income) Expense, net	(1,308)	(0.17)	324	0.05	n.a.
Income Tax Expense	11,347	1.42	10,916	1.48	3.9

Net Income	$19,761	2.47	$18,776	2.55	5.2

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the second quarter of fiscal 2006 represented 5.3% of the consolidated net sales of the Company compared to 5.6% in the same period last year. The decrease in the percentage from the prior year period resulted from strong year over year sales gains for Harris Teeter and A&E’s domestic sales increases resulting from the recent acquisitions of Robison-Anton Textile Co. and Ludlow Textiles Company, Inc. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to sales increased during the second quarter of fiscal 2006 over the prior year period as a result of strong gross profit performance at Harris Teeter. The gross profit improvement at Harris Teeter was offset, in part, by a gross profit decline at A&E during the second quarter of fiscal 2006 over the prior year period. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales increased as a result of increased operating costs at both subsidiaries and Corporate. Corporate SG&A expenses for the second quarter of fiscal 2006 included a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans approved by the Company’s Board of Directors in connection with the retirement of Alan T. Dickson and R. Stuart Dickson from their positions of Chairman of the Board of Directors and Chairman of the Executive Committee of the Board of Directors, respectively (refer to the note entitled “Employee Benefit Plans” included in the Notes to Consolidated Condensed Financial Statements in Item 1 hereof). This pre-tax charge was offset, in part, by lower accretion expense related to the Company’s deferred compensation programs as a result of rising interest rates. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other (Income) Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased over the second quarter of the prior year by $1.1 million as a result of additional interest expense associated with capital lease obligations added in the third quarter of fiscal 2005 and increased borrowings under the Company’s credit facility, and lower interest income due to the utilization of the Company’s temporary investment portfolio.  A net investment gain of $4.0 million was recorded in the second quarter of fiscal 2006 and a net investment gain of $2.1 million was recorded in the second quarter of fiscal 2005 resulting from the sale of separate real estate investments.  In addition, a gain of approximately $800,000 was recorded in the second quarter of fiscal 2006 for insurance proceeds associated with death claims under the Company-owned life insurance policies.

The effective income tax rate for the second quarter of fiscal 2006 was 36.5%, as compared to 36.8% in the prior year period. As a result of the items discussed above, consolidated net income for the second quarter of fiscal 2006 increased 5.2% over the prior year period.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 13 weeks ended April 2, 2006 and April 3, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 2, 2006		April 3, 2005

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$715,071	100.00	$655,411	100.00	9.1
Cost of Sales	492,026	68.81	456,159	69.60	7.9

Gross Profit	223,045	31.19	199,252	30.40	11.9
SG&A Expenses	190,348	26.62	169,757	25.90	12.1

Operating Profit	$32,697	4.57	$29,495	4.50	10.9

Sales increased by 9.1% in the second quarter of fiscal 2006 as compared to the prior year period. The increase in sales was attributable to new store activity partially offset by store closings and divestitures and comparable store sales gains. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $40.7 million for the comparable periods. Comparable store sales (see definition below) increased 3.04% ($19.3 million) in the second quarter of fiscal 2006 as compared to 3.28% ($20.1 million) in the second quarter of fiscal 2005. The comparability of quarterly periods was impacted by the timing of the Easter holiday which falls in the third quarter of fiscal 2006, but was included in the second quarter of fiscal 2005. Comparable store sales continue to be negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit as a percent to sales increased during the second quarter of fiscal 2006 from the prior year period as a result of Harris Teeter’s effective retail pricing and targeted promotional spending programs. Improvements have also been realized from the continued emphasis the company places on productivity efforts, private label branding, assortment and product mix, in addition to volume increases.

SG&A expenses as a percent to sales increased in the second quarter of fiscal 2006 from the prior year period primarily as a result of incremental costs associated with the company’s new store development program and increased utility expense, store supplies costs and bank card fees. Sales increases provided the leverage to offset, in part, some of these increased operating costs. SG&A expense for the second quarter periods included additional costs associated with the company’s accounting for leases. Effective at the beginning of the second quarter of fiscal 2006, the company began to expense construction period rent as opposed to capitalizing such costs. Accordingly, $1.2 million (0.17% to sales) of rent expense was included in SG&A expenses for the second quarter of fiscal 2006 that would have previously been capitalized (refer to the note entitled “New Accounting Standards” herein). As previously disclosed, SG&A expenses for the second quarter of fiscal 2005 included a $2.9 million charge (0.44% to sales) for a lease accounting correction related to rent holidays.

The improvement in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 13 weeks ended April 2, 2006 and April 3, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 2, 2006		April 3, 2005

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$85,637	100.00	$80,114	100.00	6.9
Cost of Sales	67,098	78.35	59,801	74.65	12.2

Gross Profit	18,539	21.65	20,313	25.35	(8.7)
SG&A Expenses	18,491	21.59	17,616	21.99	5.0

Operating Profit	$48	0.06	$2,697	3.36	(98.3)

Sales increased 6.9% in the second quarter of fiscal 2006 as compared to the prior year period as a result of an 11.4% increase in domestic sales and a 2.7% increase in foreign sales. Domestic sales growth for the current year period was attributed to the acquisition of the businesses of Robison-Anton Textile Co. in the fourth quarter of fiscal 2005 and Ludlow Textiles Company, Inc. in March 2005. Foreign sales accounted for approximately 50% of total A&E sales in the second quarter of fiscal 2006 as compared to approximately 52% in the prior year period. Foreign sales will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to sales decreased in the second quarter of fiscal 2006 from the prior year period primarily as a result of weak manufacturing operating schedules for apparel related thread products in the Americas and costs incurred to convert a U.S. thread spinning plant to specialty engineered yarn production. Management continues to focus on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses as a percent to sales decreased in the second quarter of fiscal 2006 from the prior year period primarily as a result of the fixed costs leverage created by sales increases. Incremental costs associated with the integration of acquired businesses were also offset by the leverage created through sales gains.

The decrease in A&E’s operating profit for the second quarter of fiscal 2006 as compared to the prior year period was driven by an operating loss in the U.S. operations primarily as a result of the gross profit decline discussed above. The operating profit of A&E’s foreign operations for the second quarter of fiscal 2006 increased from the prior year period.

Year-To-Date Results

Consolidated

The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 26 weeks ended April 2, 2006 and April 3, 2005.  The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	April 2, 2006		April 3, 2005

		% to Total		% to Total	% Inc. (Dec.)

Net Sales
Harris Teeter	$1,431,193	89.6	$1,310,642	89.6	9.2
American & Efird	166,151	10.4	151,775	10.4	9.5

Total	$1,597,344	100.0	$1,462,417	100.0	9.2

		% to Sales		% to Sales

Gross Profit
Harris Teeter	$437,362	27.38	$390,835	26.73	11.9
American & Efird	35,065	2.20	37,911	2.59	(7.5)

Total	472,427	29.58	428,746	29.32	10.2
Selling, General and Admin. Expenses
Harris Teeter	371,333	23.25	332,209	22.72	11.8
American & Efird	36,348	2.28	33,693	2.30	7.9
Corporate	4,719	0.29	3,426	0.23	37.7

Total	412,400	25.82	369,328	25.25	11.7
Operating Profit (Loss)
Harris Teeter	66,029	4.13	58,626	4.01	12.6
American & Efird	(1,283)	(0.08)	4,218	0.29	n.a.
Corporate	(4,719)	(0.29)	(3,426)	(0.23)	37.7

Total	60,027	3.76	59,418	4.07	1.0
Other Expense, net	1,824	0.11	3,152	0.22	(42.1)
Income Tax Expense	21,535	1.35	20,861	1.43	3.2

Net Income	$36,668	2.30	$35,405	2.42	3.6

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the 26 weeks ended April 2, 2006, represented 5.1% of the consolidated net sales of the Company compared to 5.5% in the same period last year. The decrease in the percentage from the prior year period resulted from strong year over year sales gains for Harris Teeter and A&E’s domestic business resulting from the recent acquisitions of Robison-Anton Textile Co. and Ludlow Textiles Company, Inc. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to sales increased during the first 26 weeks of fiscal 2006 over the prior year period as a result of strong gross profit performance at Harris Teeter. The gross profit improvement at Harris Teeter was offset, in part, by a gross profit decline at A&E during the second quarter of fiscal 2006 over the prior year period. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

For the first half of fiscal 2006, consolidated selling, general & administrative (“SG&A”) expenses as a percent to sales increased as a result of increased operating costs at both subsidiaries and Corporate. Corporate SG&A expenses for the 26 weeks ended April 2, 2006 included a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans as previously discussed in the quarterly results. This pre-tax charge was offset, in part, by lower accretion expense related to the Company’s deferred compensation programs as a result of rising interest rates. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) for the 26 week period increased over the prior year period by $1.5 million as a result of additional interest expense associated with capital lease obligations added in the third quarter of fiscal 2005 and increased borrowings under the Company’s credit facility, and lower interest income due to the utilization of the Company’s temporary investment portfolio.  The 26 week period ended April 2, 2006 included a net investment gain of $4.0 million resulting from the sale of a real estate investment and a gain of approximately $800,000 for insurance proceeds associated with death claims under the Company-owned life insurance policies.  The 26 week period ended April 3, 2005 included a net investment gain of $2.1 million resulting from the sale of a real estate investment.

The effective income tax rate for the 26 week period remained relatively constant at 37.0% as compared to 37.1% in the prior year period.  The lower rate for the current period represents the Company’s expected annual effective rate for fiscal 2006.

As a result of the items discussed above, consolidated net income for the second quarter of fiscal 2006 increased 3.6% over the prior year period.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 26 weeks ended April 2, 2006 and April 3, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 2, 2006		April 3, 2005

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$1,431,193	100.00	$1,310,642	100.00	9.2
Cost of Sales	993,831	69.44	919,807	70.18	8.0

Gross Profit	437,362	30.56	390,835	29.82	11.9
SG&A Expenses	371,333	25.95	332,209	25.35	11.8

Operating Profit	$66,029	4.61	$58,626	4.47	12.6

Sales increased by 9.2% for the 26 weeks of fiscal 2006 as compared to the prior year period. The increase in sales was attributable to new store activity partially offset by store closings and divestitures and comparable store sales gains. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $77.7 million for the comparable periods. This net increase was offset in part, by the sale and discontinuation of Harris Teeter’s milk route business in January 2005 that resulted in a reduction of net sales of $2.8 million for the current period. Comparable store sales, as previously defined, increased 3.64% ($46.4 million) for the 26 weeks ended April 2, 2006, as compared to 3.53% ($43.0 million) for the 26 weeks ended April 3, 2005. The comparability of 26-week periods was impacted by the timing of the Easter holiday which falls in the third quarter of fiscal 2006, but was included in the second quarter of fiscal 2005. Comparable store sales are negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to several existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Gross profit as a percent to sales increased during the 26 weeks ended April 2, 2006 from the prior year period as a result of Harris Teeter’s effective retail pricing and targeted promotional spending programs. Improvements have also been realized from the continued emphasis the company places on productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to sales increased in the second quarter of fiscal 2006 from the prior year period primarily as a result of incremental costs associated with the company’s new store development program and increased utility expense, store supplies costs and bank card fees. Sales increases provided the leverage to offset, in part, some of these increased operating costs. SG&A expense for both 26 week periods included additional costs associated with the company’s accounting for leases. Effective at the beginning of the second quarter of fiscal 2006, the company began to expense construction period rent as opposed to capitalizing such costs. Accordingly, $1.2 million (0.08% to sales) of rent expense was included in SG&A expenses for the 26 weeks ended April 2, 2006 that would have previously been capitalized. As previously disclosed, SG&A expenses for the 26 weeks ended April 3, 2005 included a $2.9 million charge (0.22% to sales) for a lease accounting correction related to rent holidays.

The improvement in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 26 weeks ended April 2, 2006 and April 3, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 2, 2006		April 3, 2005

		% to Sales		% to Sales	% Inc. (Dec.)

Net Sales	$166,151	100.00	$151,775	100.00	9.5
Cost of Sales	131,086	78.90	113,864	75.02	15.1

Gross Profit	35,065	21.10	37,911	24.98	(7.5)
SG&A Expenses	36,348	21.87	33,693	22.20	7.9

Operating Profit (Loss)	$(1,283)	(0.77)	$4,218	2.78	n.a.

Sales increased 9.5% for the 26 weeks ended April 2, 2006 as compared to the prior year period as a result of an 18.6% increase in domestic sales and a 1.4% increase in foreign sales. Domestic sales growth for the current year period was attributed to the acquisition of the businesses of Robison-Anton Textile Co. in the fourth quarter of fiscal 2005 and Ludlow Textiles Company, Inc. in March 2005. Foreign sales accounted for approximately 49% of total A&E sales for the first half of fiscal 2006 as compared to approximately 53% in the prior year period. Foreign sales will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to sales decreased during the 26 weeks ended April 2, 2006 from the prior year period primarily as a result of weak manufacturing operating schedules for apparel related thread products in the Americas and costs incurred to convert a U.S. thread spinning plant to specialty engineered yarn production. Management continues to focus on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses as a percent to sales decreased during the 26 weeks ended April 2, 2006 from the prior year period primarily as a result of the fixed costs leverage created by sales increases. Incremental costs associated with the integration of acquired businesses were also offset by the leverage created through sales gains.

The decrease in A&E’s operating profit for the 26 weeks ended April 2, 2006 as compared to the prior year period was driven by an operating loss in the U.S. operations primarily as a result of the gross profit decline discussed above. The operating profit of A&E’s foreign operations for the first half of fiscal 2006 increased from the prior year period.

Outlook

Harris Teeter’s improvement in operating performance over the last several years and financial position provides the flexibility to expand its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. As of April 2, 2006, Harris Teeter completed the remodeling and opened two of the six stores acquired from Winn-Dixie in fiscal 2005. The remaining four stores are currently being remodeled and are included with the 13 new stores the company plans to open during the remainder of fiscal 2006. Two of Harris Teeter’s existing stores are expected to be simultaneously closed with the opening of the remaining former Winn-Dixie stores. As previously disclosed, the opening of the Winn-Dixie stores are expected to negatively impact Harris Teeter operating profit due to pre-opening costs, remodeling expenses amd required reserves associated with the closing of existing Harris Teeter stores. It is currently estimated that Harris Teeter's operating profit will be reduced by approximately $2.5 during the remainder of fiscal 2006 for these related costs. The new store development program for fiscal 2006 is expected to result in an approximate 11% increase in retail square footage for fiscal year 2006 as compared to a 7.8% increase for fiscal year 2005.  In addition to the new store program, Harris Teeter plans to complete the remodeling on 6 stores during the remainder of fiscal 2006. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest underperforming stores.

Harris Teeter’s capital expenditures for fiscal 2006 are presently planned to total approximately $193 million, including $29 million to remodel the six stores acquired from Winn-Dixie. Harris Teeter currently expects to spend approximately $210 million for capital expenditures in fiscal 2007, which include stores in its expanding Northern Virginia market. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures.

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance requires rental costs during the construction period to be recognized as rental expense as opposed to being capitalized (refer to “New Accounting Standards” herein). As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. As a result, during the second quarter of fiscal 2006, $1.2 million of construction period rent was required to be expensed as a non-cash charge and it is currently estimated that an additional $3.2 million will be expensed as opposed to being capitalized during the remainder of fiscal 2006.

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

A&E has been able to increase sales and diversify its customer base, product mix and geographical locations as a result of its recent strategic acquisitions. A&E’s operating profit for the third quarter of fiscal 2006 will be reduced by approximately $900,000 for severance costs associated with a voluntary early retirement program that was offered to certain U.S. associates. A&E management remains focused on integrating the operations of acquired businesses, diversifying its product lines and growing these product lines through its global supply chain.

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

The Company’s principal source of liquidity has been cash generated from operating activities.  As of April 2, 2006 the Company had current liquidity (cash, cash equivalents and temporary investments) of $16.8 million compared to $62.1 million at October 2, 2005 and $105.5 million at April 3, 2005. During the 26 weeks ended April 2, 2006, the net cash provided by operating activities was $66.8 million, or $9.0 million higher than the comparable period last year. Investing activities during the 26 weeks ended April 2, 2006 required net cash of $97.9 million, up $59.6 million from the comparable prior year period. The liquidation of $12.9 million of temporary investments during the 26 weeks ended April 2, 2006 partially offset the $47.0 million period-over-period increase in capital spending. The increased capital spending was driven by Harris Teeter’s store development program. Financing activities during the 26 weeks ended April 2, 2006 required $1.2 million of cash and included $7.9 million for the purchase and retirement of 395,000 shares of the Company’s common stock (at an average price of $20.00 per share), $10.4 million for the payment of dividends and $19.2 million of proceeds from net borrowings under the revolving line of credit.

During the 26 weeks ended April 2, 2006, consolidated capital expenditures totaled $96.4 million. During this period, Harris Teeter capital expenditures were $90.4 million and A&E’s capital expenditures were $5.4 million. In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During the 26 weeks ended April 2, 2006, Harris Teeter invested a net of $14.3 million ($23.1 million additional investments less $8.8 million received from property investment sales and partnership distributions) for such investments. Fiscal 2006 consolidated capital expenditures are planned to total approximately $203 million, consisting of approximately $193 million for Harris Teeter and approximately $10 million for A&E. For both subsidiaries, these expenditures are for modernization and expansion. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2006 as well as the foreseeable future. A&E expects to target further expansion of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving line of credit.

On October 28, 2005, the Company and four banks entered into a revolving line of credit that provides for financing up to $200 million through its termination date on October 28, 2010. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as those terms are defined in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of April 2, 2006, the Company was in compliance with all financial covenants of the credit agreement and $19.2 million of borrowings were outstanding under this facility.  Issued letters of credit reduce the amount available for borrowings under the credit agreement and amounted to $24.7 million as of April 2, 2006. In addition to the $156.1 million of borrowings available under line of credit as of April 2, 2006, the Company has the capacity to borrow up to an aggregate amount of $39.9 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, other financing opportunities continue to be evaluated based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur.  Management believes that the limit on indebtedness does not significantly restrict the Company’s ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.  A table representing the scheduled maturities of the Company’s contractual obligations as of October 2, 2005 was included under the heading “Contractual Obligations and Commercial Commitments” on page 15 of the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005. As a result of Harris Teeter’s accelerated store development program, purchase obligations for fixed assets (which have a scheduled maturity of less than one year) as of April 2, 2006 increased by approximately $49 million from the $41 million disclosed in the table referenced above, for a total of approximately $90 million. In addition, commitments for operating leases have increased significantly from amounts originally disclosed, as depicted in the following table that is based on the Company’s fiscal years (in thousands):

	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years

Operating Leases – Disclosed in Annual Report	$1,105,321	$71,653	$153,361	$148,515	$731,792
Operating Leases – Current	1,344,000	73,372	160,978	168,663	940,987

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

New Accounting Standards

In December 2004, the FASB issued Statement No. 153, “Exchange of Nonmonetary Assets.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement became effective for the Company’s 2006 fiscal year beginning October 3, 2005. The adoption of this new standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

On October 6, 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for six to nine months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period. As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. Although the proposed statement permits retrospective application to prior periods, the Company does not intend to restate prior periods due to the relatively small percentage of land leases in those periods. During the second quarter of fiscal 2006, $1.2 million of construction period rent was required to be expensed as a non-cash charge and it is currently estimated that an additional $3.2 million will be expensed as opposed to being capitalized during the remainder of fiscal 2006.

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

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  As of April 2, 2006, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b)  Changes in internal control over financial reporting.  During the Company’s second quarter of fiscal 2006, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s business or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended April 2, 2006.

The following table summarizes the Company’s purchases of its common stock during the quarter ended April 2, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2, 2006 to February 5, 2006	- 0 -	n.a.	- 0 -	3,072,069
February 6, 2006 to March 5, 2006	- 0 -	n.a.	- 0 -	3,072,069
March 6, 2006 to April 2, 2006	- 0 -	n.a.	- 0 -	3,072,069
Total	- 0 -	n.a.	- 0 -	3,072,069

(1)

In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of April 2, 2006, the Company had purchased 1,567,920 shares under this authorization, including 395,000 shares purchased during the first quarter of fiscal 2006.  No shares were purchased under this authorization during the quarter ended April 2, 2006. The stock purchase plan has no set expiration or termination date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ruddick Corporation was held on February 16, 2006 (the “Annual Meeting”).  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  The shareholders voted upon the following matters at the Annual Meeting:

Election of Directors: The shareholders elected four directors at the Annual Meeting for three-year terms to expire in 2009. In addition, the following directors are currently serving for terms to expire in 2006 and 2007, as indicated: Alan T. Dickson (2007), Anna Spangler Nelson (2007), Bailey W. Patrick (2007), Robert H. Spilman, Jr. (2007) Edwin B. Borden, Jr. (2008), John P. Derham Cato (2008), R. Stuart Dickson (2008) and Isaiah Tidwell (2008). There was no solicitation in opposition to the nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

Director Elected at Annual Meeting	Shares Voted for Election	Shares Withholding Authority

For a three-year term:
John R. Belk	39,420,854	214,354
Thomas W. Dickson	39,178,072	457,136
James E. S. Hynes	39,198,988	436,220
Harold C. Stowe	37,661,393	1,973,815

Approval of the Amended Ruddick Corporation Director Deferral Plan: The shareholders approved the Amended Ruddick Corporation Director Deferral Plan with 33,824,795 shares voting for the approval, 1,375,286 shares voting against the approval, 856,507 shares abstaining and 3,578,620 broker non-votes.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.1	Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 16, 2006 (Commission File No. 1-6905).

10.2

Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of Alan T. Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).

10.3

Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of R. Stuart Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).

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

RUDDICK CORPORATION
(Registrant)

Dated: May 12, 2006	By:	/s/ JOHN B. WOODLIEF

John B. Woodlief,
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1	Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 16, 2006 (Commission File No. 1-6905).

10.2

Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of Alan T. Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).

10.3

Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of R. Stuart Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).

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