Form 10-Q
period 2006-07-02
RUDDICK CORP
filed 2006-08-11
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of August 7, 2006

Common Stock	47,485,973 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.  Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	July 2, 2006	October 2, 2005

ASSETS
Current Assets
Cash and Cash Equivalents	$20,819	$49,185
Temporary Investments	—	12,929
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,955 and $4,131	106,099	78,184
Inventories	252,142	247,397
Net Current Deferred Income Tax Benefits	12,812	11,775
Prepaid and Other Current Assets	21,251	22,544

Total Current Assets	413,123	422,014

Property, Net	680,599	597,754
Investments	107,156	85,190
Goodwill	8,169	8,169
Intangible Assets, Net	29,954	31,637
Other Long-Term Assets	65,397	58,876

Total Assets	$1,304,398	$1,203,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes Payable	$11,538	$10,666
Current Portion of Long-Term Debt	9,160	8,325
Accounts Payable	186,455	164,989
Federal and State Income Taxes	15	5,086
Accrued Compensation	40,164	42,753
Other Current Liabilities	68,671	59,384

Total Current Liabilities	316,003	291,203

Long-Term Debt	203,066	155,120
Net Long-Term Deferred Income Tax Liabilities	3,535	12,201
Pension Liabilities	62,535	66,798
Other Long-Term Liabilities	66,222	63,395
Minority Interest	6,445	5,981
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock, no par value - Shares Outstanding: 47,477,535 at July 2, 2006 and 47,488,979 at October 2, 2005	68,451	70,558
Retained Earnings	621,750	582,953
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(43,609)	(44,569)

Total Shareholders’ Equity	646,592	608,942

Total Liabilities and Shareholders’ Equity	$1,304,398	$1,203,640

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net Sales	$830,213	$749,798	$2,427,557	$2,212,215

Cost of Sales	583,068	529,831	1,707,985	1,563,502
Selling, General and Administrative Expenses	215,675	189,991	628,075	559,319

Operating Profit	31,470	29,976	91,497	89,394

Interest Expense	3,445	3,192	10,450	9,617
Interest Income	(96)	(552)	(517)	(1,919)
Net Investment Gains	(274)	(382)	(5,308)	(2,862)
Minority Interest	191	290	465	864

Income Before Taxes	28,204	27,428	86,407	83,694
Income Tax Expense	10,437	9,658	31,972	30,519

Net Income	$17,767	$17,770	$54,435	$53,175

Net Income Per Share:
Basic	$0.38	$0.38	$1.15	$1.13
Diluted	$0.37	$0.37	$1.14	$1.12

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,233	47,345	47,211	47,142
Diluted	47,689	47,858	47,644	47,647

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock Shares (No Par Value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income

Balance at October 3, 2004	46,730,758	$56,634	$535,188	$(42,112)	$549,710
Exercise of stock options, including tax benefits of $1,296	646,888	12,277	—	—	12,277
Restricted Stock Awards	73,710	846	—	—	846
Directors’ stock plan	—	2	—	—	2
Net earnings	—	—	53,175	—	53,175	$53,175
Dividends ($0.33 per share)	—	—	(15,610)	—	(15,610)
Foreign currency translation adjustment (including tax expense of $30)	—	—	—	(223)	(223)	(223)

Balance at July 3, 2005	47,451,356	$69,759	$572,753	$(42,335)	$600,177	$52,952

Balance at October 2, 2005	47,488,979	$70,558	$582,953	$(44,569)	$608,942
Exercise of stock options, including tax benefits of $565	229,196	3,981	—	—	3,981
Directors’ stock plan	—	1	—	—	1
Share-based Payments	157,855	1,881	—	—	1,881
Shares effectively purchased and retired for withholding taxes	(3,495)	(71)	—	—	(71)
Shares purchased and retired	(395,000)	(7,899)	—	—	(7,899)
Net earnings	—	—	54,435	—	54,435	$54,435
Dividends ($0.33 per share)	—	—	(15,638)	—	(15,638)
Foreign currency translation adjustment (net of tax expense of $105)	—	—	—	960	960	960

Balance at July 2, 2006	47,477,535	$68,451	$621,750	$(43,609)	$646,592	$55,395

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands)
(unaudited)

	39 Weeks Ended

	July 2, 2006	July 3, 2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$54,435	$53,175
Non-Cash Items Included in Net Income
Depreciation and Amortization	66,398	57,852
Deferred Taxes	(9,703)	(1,644)
Net Gain on Sale of Property	(3,277)	(1,034)
Impairment Losses	2,603	2,500
Stock Based Compensation	1,810	846
Other, Net	1,127	(180)
Increase in Current Assets	(31,393)	(21,435)
Increase (Decrease) in Current Liabilities	23,093	(8,737)
Change in Other Long-Term Operating Accounts	(6,620)	1,955
Other, Net	1,000	200

Net Cash Provided by Operating Activities	99,473	83,498

INVESTING ACTIVITIES:
Capital Expenditures	(158,111)	(88,257)
Purchase of Other Investments	(34,988)	(29,439)
Cash Proceeds from Sale of Property and Partnership Distributions	25,478	14,181
Proceeds from Sale of Temporary Investments	16,859	80,640
Purchase of Temporary Investments	(3,930)	(65,644)
Company-Owned Life Insurance, Net	(1,320)	(2,713)
Other, Net	(1,456)	765

Net Cash Used in Investing Activities	(157,468)	(90,467)

FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt Borrowings	872	388
Net Proceeds from Revolver Borrowings	55,500	—
Proceeds from Long-Term Borrowings	2,427	—
Payments on Long-Term Debt	(9,146)	(8,175)
Dividends Paid	(15,638)	(15,610)
Proceeds from Stock Issued	3,416	10,981
Stock Based Compensation Tax Benefits	565	1,296
Purchase and Retirement of Common Stock	(7,899)	—
Other, Net	(468)	(69)

Net Cash Provided by (Used in) Financing Activities	29,629	(11,189)

Decrease in Cash and Cash Equivalents	(28,366)	(18,158)
Cash and Cash Equivalents at Beginning of Period	49,185	46,579

Cash and Cash Equivalents at End of Period	$20,819	$28,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$10,885	$9,655
Income Taxes	46,893	36,819

See Notes to Consolidated Condensed Financial Statements (unaudited)

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

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s fiscal 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005.

The Company’s Consolidated Condensed Balance Sheet as of October 2, 2005 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended July 2, 2006 are not necessarily indicative of results for a full year.

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

Industry Segment Information

As discussed above, the Company operates primarily in two businesses and evaluates performance of its two businesses utilizing various measures which are based on operating profit. The following table summarizes net sales and operating profit (loss) by each of the Company’s primary business segments and for the holding company (“Corporate”) for the 13 and 39 weeks ended July 2, 2006 and July 3, 2005 (in thousands):

	13 Weeks Ended		39 Weeks Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net Sales
Retail Grocery	$740,564	$663,324	$2,171,757	$1,973,966
Industrial Thread	89,649	86,474	255,800	238,249

Consolidated	$830,213	$749,798	$2,427,557	$2,212,215

	13 Weeks Ended		39 Weeks Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Operating Profit (Loss)
Retail Grocery	$31,428	$28,048	$97,457	$86,674
Industrial Thread	1,275	4,110	(8)	8,328
Corporate	(1,233)	(2,182)	(5,952)	(5,608)

Consolidated	$31,470	$29,976	$91,497	$89,394

Capital Stock

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. During the 39 weeks ended July 2, 2006, the Company purchased and retired 395,000 shares at a total cost of $7,899,000, or an average price of $20.00 per share pursuant to this plan. There were no stock purchases during the 39 weeks ended July 3, 2005.

Earnings Per Share (“EPS”)

Basic EPS is based on the weighted average outstanding common shares.  Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock equivalents resulting from the operation of the Company’s comprehensive stock option and awards plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Basic EPS:
Net income	$17,767	$17,770	$54,435	$53,175

Weighted average common shares outstanding	47,233	47,345	47,211	47,142

Basic EPS	$0.38	$0.38	$1.15	$1.13

Diluted EPS:
Net income	$17,767	$17,770	$54,435	$53,175

Weighted average common shares outstanding	47,233	47,345	47,211	47,142
Potential common share equivalents	456	513	433	505

Weighted average common shares outstanding	47,689	47,858	47,644	47,647

Diluted EPS	$0.37	$0.37	$1.14	$1.12

Calculation of potential common share equivalents:
Options to purchase potential common shares	1,299	1,631	1,396	1,861
Weighted shares outstanding – stock awards	217	74	201	62
Potential common shares assumed purchased	(1,060)	(1,192)	(1,164)	(1,418)

Potential common share equivalents	456	513	433	505

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$21,670	$26,916	$23,245	$30,576
Weighted unamortized expense – stock awards	3,035	1,303	3,081	1,188

	$24,705	$28,219	$26,326	$31,764
Common stock price used under the treasury stock method	$23.30	$23.66	$22.61	$22.39
Potential common shares assumed purchased	1,060	1,192	1,164	1,418

Restricted shares that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 114,110 and 73,710 performance shares for the 13 weeks and 39 weeks ended July 2, 2006 and July 3, 2005, respectively, were excluded from the computation of diluted shares. All outstanding stock options were included in the calculation of potential common share equivalents for the 13 and 39 weeks ended July 2, 2006 and July 3, 2005.

Employee Benefit Plans

The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and supplemental retirement benefit plans for certain selected officers of the Company and its subsidiaries. There is a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives which is an unfunded, defined benefit plan. The Company’s Board of Directors approved changes to the Company’s retirement plans which generally became effective on October 1, 2005. Changes included the freezing of participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005. In addition, enhancements were made to the Company’s defined contribution plan that includes additional Company contributions to individual employee accounts.

The following table summarizes the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both funded pension and unfunded supplemental plan) (in thousands):

	13 Weeks Ended		39 Weeks Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Funded Pension Plan:
Service cost	$483	$2,886	$1,265	$8,623
Interest cost	4,792	3,663	12,556	10,941
Expected return on plan assets	(4,952)	(3,748)	(12,975)	(11,196)
Amortization of prior service cost	61	54	160	161
Recognized net actuarial loss	2,571	2,289	6,736	6,838

Net periodic pension expense	$2,955	$5,144	$7,742	$15,367

Unfunded Supplemental Executive Pension Plan:
Service cost	$220	$176	$660	$527
Interest cost	401	367	1,203	1,102
Amortization of prior service cost	35	34	105	103
Recognized net actuarial loss	188	140	564	419

Net periodic pension expense	$844	$717	$2,532	$2,151

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005, the Company’s current funding policy for its qualified pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions. The Company contributed $15 million to its pension plan in the third quarter of fiscal 2006.

Since the Company’s supplemental plans are unfunded, the contributions to these plans are equal to the benefit payments made during the year. The Company has contributed $1,012,000 during the 39 weeks ended July 2, 2006, and anticipates contributing approximately $367,000 more for expected future benefit payments during the remainder of fiscal 2006.

In the second quarter of fiscal 2006, new Supplemental Executive Retirement Plans were approved by the Company’s Board of Directors for each of Alan T. Dickson and R. Stuart Dickson due to their retirement from their positions as Chairman of the Board of Directors and Chairman of the Executive Committee of the Board of Directors, respectively. The new plans provide each individual with an annual life-time payment in the amount of $98,000, which are being paid in equal monthly installments that began on April 1, 2006. During the second quarter of fiscal 2006, the Company recorded a $1.5 million pre-tax charge representing the net present value of the actuarially determined liability. The plan is unfunded, and the liability is included with Pension Liabilities in the Company’s Consolidated Condensed Balance Sheets.  The aggregate benefit payments made during the 39 weeks ended July 2, 2006 was $49,000 and it is anticipated that an additional $49,000 will be made during the remainder of fiscal 2006.

Stock Options and Stock Awards

The Company has various equity compensation plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as restricted stock. Beginning in November 2004, the Board of Directors began approving stock awards in lieu of stock options. Historically these awards were apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting over a five-year period of continued

employment) and 50% as performance-based awards, based on the attainment of certain performance targets for the ensuing fiscal year. If the fiscal year performance targets are met, the performance-based shares are subsequently issued as fixed restricted shares and vest over four years of continued employment.

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

In connection with the adoption of SFAS 123R, additional compensation costs of $149,000 and $499,000 were recorded during the 13 weeks and 39 weeks, respectively ended July 2, 2006 related to stock options that were not fully vested at the beginning of the fiscal year.  The related tax deduction was $58,000 and $195,000, resulting in a net reduction to net income of $91,000 and $304,000 during the 13 weeks and 39 weeks, respectively.  Due to the insignificant impact on net income, the adoption of SFAS 123R had no impact on basic and diluted earnings per share, and there was no significant impact on cash flow from continuing operations, cash flow from financing activities or cash flow from investing activities. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. No new options were issued in fiscal 2005 and none have been issued in fiscal 2006.

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

	13 Weeks Ended July 3, 2005	39 Weeks Ended July 3, 2005

Net Income - as reported	$17,770	$53,175
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of taxes	(158)	(494)

Net Income - proforma	$17,612	$52,681

Net Income Per Share -
Basic - as reported	$0.38	$1.13
- pro forma	0.37	1.12
Diluted - as reported	0.37	1.12
- pro forma	0.37	1.11

A summary of the status of the Company’s stock awards as of July 2, 2006 and July 3, 2005, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	39 Weeks Ended

	July 2, 2006		July 3, 2005

Stock Awards	Shares	WAGFV	Shares	WAGFV

Non-vested at beginning of period	116	$22.55	—	—
Granted	233	20.21	150	$22.47
Vested	(14)	22.06	—	—
Forfeited	(2)	21.87	(3)	22.47

Non-vested at end of period	333	20.94	147	22.47

The stock awards are being expensed ratably over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $392,000 and $362,000 for the 13 weeks and $1,383,000 and $846,000 for the 39 weeks ended July 2, 2006 and July 3, 2005, respectively. The remaining unamortized expense as of July 2, 2006 is $4,657,000, with a weighted average recognition period of 2.40 years.

A summary of the status of the Company’s stock option plans as of July 2, 2006, changes during the 39 weeks of fiscal 2006 and related weighted average exercise price (Price) and weighted average contractual term (WACT) in years is presented below (shares in thousands):

	39 Weeks Ended July 2, 2006

Stock Options	Shares	Price	WACT

Outstanding at beginning of period	1,544	$15.78
Exercised	(250)	15.50
Forfeited	(4)	15.83
Expired	(19)	19.07

Outstanding at end of period (aggregate intrinsic value of $11.2 million)	1,271	15.79	3.8

Ending vested and expected to vest (aggregate intrinsic value of $11.1 million)	1,259	15.78	3.7
Options exercisable as of July 2, 2006 (aggregate intrinsic value of $6.3 million)	700	15.56	3.7

The total intrinsic value of stock options exercised during the 39 weeks ended July 2, 2006 and July 3, 2005 was $1,769,000 and $3,564,000, respectively. The total cash received from these exercises for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock option exercises.

The following table summarizes the stock options outstanding and exercisable as of July 2, 2006 (shares in thousands):

			Options Outstanding			Options Exercisable

Option Price per Share			Shares Outstanding	Remaining Life	Price	Shares Exercisable	Price

$11.50	to	$15.58	389	3.4	$13.69	240	$13.25
15.58	to	16.82	294	3.2	15.89	202	15.92
16.82	to	20.28	589	4.3	17.13	258	17.45

$11.50	to	$20.28	1,272	3.8	15.79	700	15.56

Intangible Assets

The carrying amount of intangible assets as of July 2, 2006 and October 2, 2005 was as follows (in thousands):

	July 2, 2006	October 2, 2005

Non-Amortizing Intangible Assets – pension related:
Harris Teeter	$463	$463
American & Efird	55	55
Corporate	2,322	2,322

Total Non-Amortizing Intangible Assets	2,840	2,840

Amortizing Intangible Assets:
Acquired favorable operating leases	15,340	15,340
Customer lists	4,961	4,961
Land use rights – foreign operations	4,057	4,042
Non-compete agreements	3,517	3,517
Trademarks, licenses and other	2,007	2,007

Total Amortizing Intangible Assets	29,882	29,867
Accumulated amortization	(2,768)	(1,070)

Total Amortizing Intangible Assets, net of accumulated amortization	27,114	28,797

Total Intangible Assets, net of accumulated amortization	$29,954	$31,637

Amortizing intangible assets for favorable acquired operating leases are recorded at Harris Teeter.  All other amortizing intangible assets are recorded by American & Efird. Amortization expense for intangible assets was $571,000 and $78,000 for the 13 weeks and $1,698,000 and $392,000 for the 39 weeks ended July 2, 2006 and July 3, 2005, respectively.  Amortizing intangible assets have remaining useful lives from 3 years to 50 years.  Projected amortization expense for existing intangible assets is: $600,000 for the remainder of fiscal 2006 and $2,289,000, $2,268,000, $2,202,000 and $2,012,000 for fiscal years 2007, 2008, 2009 and 2010, respectively.

Inventory

At July 2, 2006, inventory consisted of finished goods of $222,774,000, work in progress of $6,369,000 and raw materials and supplies of $22,999,000. As of the beginning of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement clarifies that inventory costs that are abnormal are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Debt

On June 7, 2006, the Company and seven banks entered into a revolving line of credit that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011. The new revolving line of credit replaced a previously existing $200 million credit facility dated October 28, 2005 and includes two annual extension options of one year each if granted by the banks.  Due to the nature and terms of the agreement providing for maturity of the ultimate repayment obligations beyond one year, all borrowings under the facility are classified as long-term debt. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio.  The maximum borrowing outstanding under the new or previously existing credit agreement during the 39 weeks of fiscal 2006 was $55.5 million and $55.5 million remained outstanding as of July 2, 2006.

Guarantor Obligations

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse.  These merchants have assumed an aggregate of approximately $78.1 million of future minimum lease payments for these leases expiring over the next 16 years. It is highly unlikely, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by

Harris Teeter; however, in such event, the approximate aggregate amounts due by year would be as follows: $2.4 million for the remainder of fiscal 2006 (31 stores), $9.3 million in fiscal 2007 (29 stores), $8.9 million in fiscal 2008 (28 stores), $8.3 million in fiscal 2009 (27 stores), $7.4 million in fiscal 2010 (22 stores) and $41.8 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s Consolidated Condensed Balance Sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $25.2 million at July 2, 2006.

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

On October 6, 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for six to nine months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period. As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. Although the statement permits retrospective application to prior periods, the Company did not restate prior periods due to the relatively small percentage of land leases in those periods. During the second and third quarters of fiscal 2006, an aggregate of $2.9 million of construction period rent was required to be expensed as a non-cash charge and it is currently estimated that an additional $1.2 million will be expensed as opposed to being capitalized during the remainder of fiscal 2006.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of the Interpretation on its financial statements.

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

Harris Teeter’s market environment is highly competitive, characterized by competition from other supermarkets as well as other retailers such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources including its Very Important Customer (“VIC”) loyalty card program and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product assortment, variety and focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets.

As previously disclosed, Harris Teeter has increased its new store development program. Since the third quarter of fiscal 2005, Harris Teeter has opened eighteen new stores, closed five older stores and divested two stores for a net addition of eleven stores. The company had 149 stores open as of July 2, 2006.

Business conditions for A&E’s customers in the textile and apparel industry remain challenging in the Americas due to the continued shift of apparel sourcing outside the Americas. Additionally, A&E continues to face increased operating costs and highly competitive pricing in its markets. In response, A&E has focused on strategic initiatives that enhance its global footprint and diversify its product lines. A&E has continued to make good progress towards the integration of the strategic investments made in late fiscal 2004 and fiscal 2005. A&E also continues to make progress in China by expanding its sales and distribution capabilities to take advantage of the manufacturing capacity that has been acquired over the last few years. Increases in sales of premium apparel and non-apparel threads as well as an expansion of the customer base in China have been particularly encouraging. In support of A&E’s expanded non-apparel product lines in the United States, the company completed the conversion of one of its facilities from apparel thread production to specialty engineered yarn production.

Quarterly Results

Consolidated

The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 13 weeks ended July 2, 2006 and July 3, 2005.  The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	July 2, 2006		July 3, 2005

	% to Total		% to Total		% Inc. (Dec. )

Net Sales
Harris Teeter	$740,564	89.2	$663,324	88.5	11.6
American & Efird	89,649	10.8	86,474	11.5	3.7

Total	$830,213	100.0	$749,798	100.0	10.7

	% to Sales		% to Sales

Gross Profit
Harris Teeter	$227,561	27.41	$197,655	26.36	15.1
American & Efird	19,584	2.36	22,312	2.98	(12.2)

Total	247,145	29.77	219,967	29.34	12.4
Selling, General and Admin. Expenses
Harris Teeter	196,133	23.62	169,607	22.62	15.6
American & Efird	18,309	2.21	18,202	2.43	0.6
Corporate	1,233	0.15	2,182	0.29	(43.5)

Total	215,675	25.98	189,991	25.34	13.5
Operating Profit (Loss)
Harris Teeter	31,428	3.79	28,048	3.74	12.1
American & Efird	1,275	0.15	4,110	0.55	(69.0)
Corporate	(1,233)	(0.15)	(2,182)	(0.29)	(43.5)

Total	31,470	3.79	29,976	4.00	5.0
Other (Income) Expense, net	3,266	0.39	2,548	0.34	28.2
Income Tax Expense	10,437	1.26	9,658	1.29	8.1

Net Income	$17,767	2.14	$17,770	2.37	N.A.

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the third quarter of fiscal 2006 represented 5.7% of the consolidated net sales of the Company compared to 6.2% in the same period last year. The decrease in the percentage from the prior year period resulted from strong year over year sales gains for Harris Teeter and A&E’s domestic sales increases resulting from the recent acquisition of Robison-Anton Textile Co. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to sales increased during the third quarter of fiscal 2006 over the prior year period as a result of strong gross profit performance at Harris Teeter. The gross profit improvement at Harris Teeter was offset, in part, by a gross profit decline at A&E during the third quarter of fiscal 2006 over the prior year period. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales increased primarily as a result of increased operating costs at Harris Teeter. A decrease in Corporate SG&A expenses for the third quarter of fiscal 2006 resulted from lower accretion expense due to increased discount rates used to value a deferred compensation program. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other (Income) Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased over the third quarter of the prior year by $710,000 as a result of increased borrowings under the Company’s credit facility, and lower interest income due to the utilization of the Company’s temporary investment portfolio.

The effective income tax rate for the third quarter of fiscal 2006 was 37.0%, as compared to 35.2% in the prior year period.  During the third quarter of the prior year, the Company’s effective annual income tax rate was lowered to 36.5%.

As a result of the items discussed above, consolidated net income for the third quarter of fiscal 2006 was substantially unchanged from the prior year period.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 13 weeks ended July 2, 2006 and July 3, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 2, 2006		July 3, 2005

	% to Sales		% to Sales		% Inc. (Dec. )

Net Sales	$740,564	100.00	$663,324	100.00	11.6
Cost of Sales	513,003	69.27	465,669	70.20	10.2

Gross Profit	227,561	30.73	197,655	29.80	15.1
SG&A Expenses	196,133	26.49	169,607	25.57	15.6

Operating Profit	$31,428	4.24	$28,048	4.23	12.1

Sales increased by 11.6% in the third quarter of fiscal 2006 as compared to the prior year period. The increase in sales was attributable to new store activity and comparable store sales increases and was partially offset by store closings and divestitures. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $57.6 million for the comparable periods. Comparable store sales (see definition below) increased 3.16% ($20.3 million) in the third quarter of fiscal 2006 as compared to 2.89% ($17.4 million) in the third quarter of fiscal 2005. The comparability of quarterly periods was impacted by the timing of the Easter holiday which falls in the third quarter of fiscal 2006, but was included in the second quarter of fiscal 2005. Comparable store sales continue to be negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit as a percent to sales increased during the third quarter of fiscal 2006 from the prior year period as a result of Harris Teeter’s effective retail pricing, product differentiation and targeted promotional spending programs. Improvements have also been realized from the continued emphasis the company places on productivity efforts, private label branding, assortment and product mix, in addition to volume increases.

SG&A expenses as a percent to sales increased in the third quarter of fiscal 2006 from the prior year period primarily as a result of incremental costs associated with the company’s new store development program and increased store supply costs due to increased petroleum product costs and bank card fees. Sales increases provided the leverage to offset, in part, some of these increased operating costs. SG&A expense for the third quarter of fiscal 2006 included a $2.3 million charge (0.31% to sales) for required reserves and other costs associated with the closing of two existing Harris Teeter stores upon the opening of two former Winn-Dixie stores. Fiscal 2006 SG&A expense also includes additional costs associated with the company’s accounting for leases. Effective at the beginning of the second quarter of fiscal 2006, the company began to expense construction period rent as opposed to capitalizing such costs. Accordingly, $1.7 million (0.23% to sales) of rent expense was included in SG&A expenses for the third quarter of fiscal 2006 that would have previously been capitalized (refer to the note entitled “New Accounting Standards” herein). New store pre-opening costs included with SG&A expenses amounted to $4.7 million (0.64% to sales) for the third quarter of fiscal 2006 as compared to $0.7 million (0.11% to sales) for the third quarter of fiscal 2005. Pre-opening costs include rent (including the above referenced rent expense), pre-opening labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening.

The improvement in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 13 weeks ended July 2, 2006 and July 3, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 2, 2006		July 3, 2005

	% to Sales		% to Sales		% Inc. (Dec. )

Net Sales	$89,649	100.00	$86,474	100.00	3.7
Cost of Sales	70,065	78.15	64,162	74.20	9.2

Gross Profit	19,584	21.85	22,312	25.80	(12.2)
SG&A Expenses	18,309	20.43	18,202	21.05	0.6

Operating Profit	$1,275	1.42	$4,110	4.75	(69.0)

Sales increased 3.7% in the third quarter of fiscal 2006 as compared to the prior year period as a result of a 5.0% increase in domestic sales and a 2.6% increase in foreign sales. Domestic sales growth for the current year period was attributed to the acquisition of the business of Robison-Anton Textile Co. in the fourth quarter of fiscal 2005. The increase in foreign sales was attributed to the acquisition of Jimei Spinning Company Limited, a company in which A&E acquired an 80% interest in the fourth quarter of fiscal 2005. The acquisitions of Robison-Anton Textile Co. and Jimei Spinning Company Limited represented approximately $7.7 million in sales for the quarter ended July 2, 2006. Foreign sales accounted for approximately 53% of total A&E sales in the third quarter of fiscal 2006 as compared to approximately 54% in the prior year period. Foreign sales will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to sales decreased in the third quarter of fiscal 2006 from the prior year period primarily as a result of weak manufacturing operating schedules for apparel related thread products in the Americas, costs incurred to integrate acquired businesses, and $559,000 of severance costs associated with a voluntary early retirement program that was offered to certain U.S. associates. Management continues to focus on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses as a percent to sales decreased in the third quarter of fiscal 2006 from the prior year period primarily as a result of the fixed costs leverage created by sales increases. SG&A expenses for the third quarter of fiscal 2006 include $294,000 of severance costs associated with a voluntary early retirement program that was offered to certain U.S. associates.

The decrease in A&E’s operating profit for the third quarter of fiscal 2006 as compared to the prior year period was driven by an operating loss in the U.S. operations and a decline in operating profit of the foreign operations, both resulting primarily from the gross profit decline discussed above.

Year-To-Date Results

Consolidated

The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 39 weeks ended July 2, 2006 and July 3, 2005.  The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	July 2, 2006		July 3, 2005

	% to Total		% to Total		% Inc. (Dec. )

Net Sales
Harris Teeter	$2,171,757	89.5	$1,973,966	89.2	10.0
American & Efird	255,800	10.5	238,249	10.8	7.4

Total	$2,427,557	100.0	$2,212,215	100.0	9.7

	% to Sales		% to Sales

Gross Profit
Harris Teeter	$664,923	27.39	$588,490	26.60	13.0
American & Efird	54,649	2.25	60,223	2.72	(9.3)

Total	719,572	29.64	648,713	29.32	10.9
Selling, General and Admin. Expenses
Harris Teeter	567,466	23.38	501,816	22.68	13.1
American & Efird	54,657	2.25	51,895	2.35	5.3
Corporate	5,952	0.24	5,608	0.25	6.1

Total	628,075	25.87	559,319	25.28	12.3
Operating Profit (Loss)
Harris Teeter	97,457	4.01	86,674	3.92	12.4
American & Efird	(8)	(0.00)	8,328	0.37	n.a.
Corporate	(5,952)	(0.24)	(5.608)	(0.25)	6.1

Total	91,497	3.77	89,394	4.04	2.4
Other Expense, net	5,090	0.21	5,700	0.26	(10.7)
Income Tax Expense	31,972	1.32	30,519	1.38	4.8

Net Income	$54,435	2.24	$53,175	2.40	2.4

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the 39 weeks ended July 2, 2006, represented 5.3% of the consolidated net sales of the Company as compared to 5.7% in the same period last year. The decrease in the percentage from the prior year period resulted from strong year over year sales gains for Harris Teeter and A&E’s domestic business resulting from the recent acquisitions of Robison-Anton Textile Co. and Ludlow Textiles Company, Inc. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to sales increased during the first 39 weeks of fiscal 2006 over the prior year period as a result of strong gross profit performance at Harris Teeter. The gross profit improvement at Harris Teeter was offset, in part, by a gross profit decline at A&E during the comparable periods. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

For the 39 weeks of fiscal 2006, consolidated SG&A expenses as a percent to sales increased as a result of increased operating costs at both subsidiaries. Corporate SG&A expenses for the 39 weeks ended July 2, 2006 included a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans approved by the Company’s Board of Directors in connection with the retirement of Alan T. Dickson and R. Stuart Dickson from their positions of Chairman of the Board of Directors and Chairman of the Executive Committee of the Board of Directors, respectively (refer to the note entitled “Employee Benefit Plans” included in the Notes to Consolidated Condensed Financial Statements in Item 1 hereof). This pre-tax charge was offset by lower accretion expense related to the Company’s deferred compensation programs as a result of rising interest rates. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) for the 39 week period increased over the prior year period by $2.2 million as a result of additional interest expense associated with capital lease obligations added in the fourth quarter of fiscal 2005 and increased borrowings under the Company’s credit facility, and lower interest income due to the utilization of the Company’s temporary investment portfolio.  The 39 week period ended July 2, 2006 included a net investment gain of $4.0 million resulting from the sale of a real estate investment and a gain of approximately $800,000 for insurance proceeds associated with death claims under the Company-owned life insurance policies.  The 39 week period ended July 3, 2005 included a net investment gain of $2.1 million resulting from the sale of a real estate investment.

The effective income tax rate for the 39 week period ended July 2, 2006 increased slightly to 37.0% from 36.5% in the prior year period.  The higher rate for the current period represents the Company’s expected annual effective rate for fiscal 2006.

As a result of the items discussed above, consolidated net income for the 39 weeks of fiscal 2006 increased 2.4% over the prior year period.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 39 weeks ended July 2, 2006 and July 3, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 2, 2006		July 3, 2005

	% to Sales		% to Sales		% Inc. (Dec. )

Net Sales	$2,171,757	100.00	$1,973,966	100.00	10.0
Cost of Sales	1,506,834	69.38	1,385,476	70.19	8.8

Gross Profit	664,923	30.62	588,490	29.81	13.0
SG&A Expenses	567,466	26.13	501,816	25.42	13.1

Operating Profit	$97,457	4.49	$86,674	4.39	12.4

Sales increased by 10.0% for the 39 weeks of fiscal 2006 as compared to the prior year period. The increase in sales was attributable to new store activity and comparable store sales gains and was partially offset by store closings and divestitures. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $135.3 million for the comparable periods. This net increase was offset in part, by the sale and discontinuation of Harris Teeter’s milk route business in January 2005 that accounted for net sales of $2.8 million in the prior year 39-week period. Comparable store sales, as previously defined, increased 3.48% ($66.7 million) for the 39 weeks ended July 2, 2006, as compared to 3.32% ($60.4 million) for the 39 weeks ended July 3, 2005. Comparable store sales are negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to several existing stores.  Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Gross profit as a percent to sales increased during the 39 weeks ended July 2, 2006 from the prior year period as a result of Harris Teeter’s effective retail pricing, product differentiation and targeted promotional spending programs. Improvements have also been realized from the continued emphasis the company places on productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to sales increased in the 39 weeks of fiscal 2006 from the prior year period primarily as a result of incremental costs associated with the company’s new store development program and increased utility expense, store supply costs due to increased petroleum product costs and bank card fees. Sales increases provided the leverage to offset, in part, some of these increased operating costs. SG&A expense for the 39-week period of fiscal 2006 included a $2.3 million charge (0.11% to sales) for required reserves and other costs associated with the closing of two existing Harris Teeter stores upon the opening of two former Winn-Dixie stores. SG&A expense for both 39 week periods also included additional costs associated with the company’s accounting for leases. Effective at the beginning of the second quarter of fiscal 2006, the company began to expense construction period rent as opposed to capitalizing such costs. Accordingly, $2.9 million (0.13% to sales) of rent expense was included in SG&A expenses for the 39 weeks ended July 2, 2006 that would have previously been capitalized.

As previously disclosed, SG&A expenses for the 39 weeks ended July 3, 2005 included a $2.9 million charge (0.15% to sales) for a lease accounting correction related to rent holidays. New store pre-opening costs included with SG&A expenses amounted to $9.7 million (0.45% to sales) for the 39 weeks of fiscal 2006 as compared to $3.3 million (0.17% to sales) for the prior year period. Pre-opening costs include rent (including the above referenced rent expense), pre-opening labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening.

The improvement in operating profit as a percent to sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 39 weeks ended July 2, 2006 and July 3, 2005.  The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 2, 2006		July 3, 2005

	% to Sales		% to Sales		% Inc. (Dec.)

Net Sales	$255,800	100.00	$238,249	100.00	7.4
Cost of Sales	201,151	78.64	178,026	74.72	13.0

Gross Profit	54,649	21.36	60,223	25.28	(9.3)
SG&A Expenses	54,657	21.36	51,895	21.78	5.3

Operating Profit (Loss)	$(8)	(0.00)	$8,328	3.50	N.A.

Sales increased 7.4% for the 39 weeks ended July 2, 2006 as compared to the prior year period as a result of a 13.7% increase in domestic sales and a 1.9% increase in foreign sales. Domestic sales growth for the current year period was attributed to the acquisition of the businesses of Robison-Anton Textile Co. in the fourth quarter of fiscal 2005 and Ludlow Textiles Company, Inc. in the second quarter of fiscal 2005. The increase in foreign sales was driven in part, by sales attributed to Jimei Spinning Company Limited, a company in which A&E acquired an 80% interest in the fourth quarter of fiscal 2005. The acquisitions of Robison-Anton Textile Co., Ludlow Textiles Company, Inc. and Jimei Spinning Company Limited represented approximately $33.4 million in sales for the 39 weeks ended July 2, 2006 as compared to $4.7 million in sales for the prior year period. Foreign sales accounted for approximately 51% of total A&E sales for the 39 weeks of fiscal 2006 as compared to approximately 53% in the prior year period. Foreign sales will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to sales decreased during the 39 weeks ended July 2, 2006 from the prior year period primarily as a result of weak manufacturing operating schedules for apparel related thread products in the Americas, costs incurred to integrate acquired businesses, and $559,000 of severance costs associated with a voluntary early retirement program that was offered to certain U.S. associates. Management continues to focus on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses as a percent to sales decreased during the 39 weeks ended July 2, 2006 from the prior year period primarily as a result of the fixed costs leverage created by sales increases. SG&A expenses for the 39 weeks of fiscal 2006 include $294,000 of severance costs associated with a voluntary early retirement program that was offered to certain U.S. associates. This severance charge along with incremental costs associated with the integration of acquired businesses were also offset by the leverage created through sales gains.

The decrease in A&E’s operating profit for the 39 weeks ended July 2, 2006 as compared to the prior year period was driven by an operating loss in the U.S. operations and a decline in operating profit of the foreign operations, both resulting primarily from the gross profit decline discussed above.

Outlook

Harris Teeter’s improvement in operating performance over the last several years and financial position provides the flexibility to expand its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. As of July 2, 2006, Harris Teeter completed the remodeling and opened all six stores acquired from Winn-Dixie in fiscal 2005 and simultaneously closed two of Harris Teeter’s existing stores. Harris Teeter continues to operate one of the stores originally planned to be closed in connection the opening of the former Winn-Dixie stores. Harris Teeter expects to open an additional five new stores during the fourth quarter for a total of sixteen new store openings for fiscal 2006.

The new store development program for fiscal 2006 is expected to result in an approximate 9% increase in retail square footage for fiscal year 2006 as compared to a 7.8% increase for fiscal year 2005. In addition to the new store program, Harris Teeter plans to complete the remodeling on six stores during the remainder of fiscal 2006. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest underperforming stores.

Harris Teeter’s capital expenditures for fiscal 2006 are presently planned to total approximately $200 million for fiscal 2006 and increasing to approximately $208 million for fiscal 2007. Harris Teeter currently plans to open 21 new stores within its existing markets and remodel 9 stores during fiscal 2007. The new store program for fiscal 2007 calls for continued expansion of Harris Teeter’s Northern Virginia market, including the addition of two stores in the District of Columbia and one in each of Delaware and Maryland. The current store development program is expected to result in an approximate 14% increase in retail square footage for fiscal year 2007. The timing of capital expenditures within a given fiscal year does not necessarily correlate with the opening of new stores since the store construction period typically extends for six to nine months. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures.

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance requires rental costs during the construction period to be recognized as rental expense as opposed to being capitalized (refer to “New Accounting Standards” herein). As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. As a result, an aggregate of $2.9 million of construction period rent was required to be expensed as a non-cash charge during the second and third quarters of fiscal 2006, and it is currently estimated that an additional $1.2 million will be expensed as opposed to being capitalized during the fourth quarter of fiscal 2006.

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

A&E has been able to increase sales and diversify its customer base, product mix and geographical locations as a result of its recent strategic acquisitions. A&E management remains focused on integrating the operations of acquired businesses, diversifying its product lines and growing these product lines through its global supply chain. A&E continues to evaluate opportunities to expand its global footprint through acquisitions or additional investments in joint ventures.

Ruddick Corporation management remains cautious in its expectations for the remainder of fiscal 2006 given the complex factors currently impacting sales and costs at both subsidiaries. Any net income improvement will be dependent on the Company’s ability to offset increased operating costs, and construction period rents with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

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

The Company’s principal source of liquidity has been cash generated from operating activities.  As of July 2, 2006 the Company had current liquidity (cash, cash equivalents and temporary investments) of $20.8 million compared to $62.1 million at October 2, 2005 and $73.9 million at July 3, 2005. During the 39 weeks ended July 2, 2006, the net cash provided by operating activities was $99.5 million, or $16.0 million higher than the comparable period last year. Investing activities during the 39 weeks ended July 2, 2006 required net cash of $157.5 million, up $67.0 million from the comparable prior year period. The liquidation of $12.9 million of temporary investments during the 39 weeks ended July 2, 2006 partially offset the $75.4 million period-over-period increase in capital expenditures and purchases of other investments.

The increased capital spending was driven by Harris Teeter’s store development program. Financing activities during the 39 weeks ended July 2, 2006 provided $29.6 million of cash and included $7.9 million for the purchase and retirement of 395,000 shares of the Company’s common stock (at an average price of $20.00 per share), $15.6 million for the payment of dividends and $55.5 million of proceeds from net borrowings under the revolving line of credit.

During the 39 weeks ended July 2, 2006, consolidated capital expenditures totaled $158.1 million. During this period, Harris Teeter capital expenditures were $151.1 million, A&E’s capital expenditures were $6.4 million and Corporate invested $0.6 million. In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During the 39 weeks ended July 2, 2006, Harris Teeter invested a net of $16.3 million ($28.4 million additional investments less $12.1 million received from sales of property investments and partnership distributions) for such investments. Fiscal 2006 consolidated capital expenditures are planned to total approximately $210 million, consisting of $200 million for Harris Teeter, $9 million for A&E and $1 million for Corporate. Harris Teeter anticipates that its capital for new store growth and store remodels will continue to be applied in its existing markets during fiscal 2006 as well as the foreseeable future. A&E expects to target further expansion of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving line of credit.

On June 7, 2006, the Company and seven banks entered into a revolving line of credit that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011.  The new revolving line of credit replaced a previously existing $200 million credit facility dated October 28, 2005 and includes two annual extension options of one year each if granted by the banks. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of July 2, 2006, the Company was in compliance with all financial covenants of the new and previously existing credit agreements and $55.5 million of borrowings were outstanding under this facility.  Issued letters of credit reduce the amount available for borrowings under the credit agreement and amounted to $25.2 million as of July 2, 2006. In addition to the $269.3 million of borrowings available under its line of credit as of July 2, 2006, the Company has the capacity to borrow up to an aggregate amount of $39.9 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur.  Management believes that the limit on indebtedness does not significantly restrict the Company’s ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.  A table representing the scheduled maturities of the Company’s contractual obligations as of October 2, 2005 was included under the heading “Contractual Obligations and Commercial Commitments” on page 13 of the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005.

In connection with the Company’s borrowings under its revolving line of credit facility, long-term debt as of July 2, 2006 increased by $55.5 million from the $148.1 million disclosed in the table referenced above. The ultimate maturity of these borrowings is deemed to be the termination date of the facility agreement, which is more than five years per the referenced table.

Due to Harris Teeter’s accelerated store development program, purchase obligations for fixed assets (which have a scheduled maturity of less than one year) as of July 2, 2006 increased by approximately $43 million from the $41 million disclosed in the table referenced above, for a total of approximately $84 million. Commitments for operating leases have also increased significantly from amounts originally disclosed, as depicted in the following table that is based on the Company’s fiscal years (in thousands):

	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years

Operating Leases – Disclosed in Annual Report	$1,105,321	$71,653	$153,361	$148,515	$731,792
Operating Leases – Current	1,401,153	76,045	161,488	172,975	990,645

Refer to the Note entitled “Guarantor Obligations” of Item 1 herein for a discussion of other contractual obligations and commitments.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances.  Actual results could differ from those estimates.  Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers’ compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans.  For additional discussion of these critical accounting policies, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s fiscal 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005.  There have been no material changes to any of the critical accounting policies contained therein.

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

On October 6, 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The new guidance generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. The construction period typically extends for six to nine months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period. As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006. Although the statement permits retrospective application to prior periods, the Company did not restate prior periods due to the relatively small percentage of land leases in those periods. During the second and third quarters of fiscal 2006, an aggregate of $2.9 million of construction period rent was required to be expensed as a non-cash charge and it is currently estimated that an additional $1.2 million will be expensed as opposed to being capitalized during the remainder of fiscal 2006.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of the Interpretation on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s fiscal 2005 Annual Report on Form 10-K filed with the SEC on December 7, 2005.

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  As of July 2, 2006, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b)

Changes in internal control over financial reporting.  During the Company’s third quarter of fiscal 2006, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s business or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended July 2, 2006.

The following table summarizes the Company’s purchases of its common stock during the quarter ended July 2, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 3, 2006 to May 7, 2006	- 0 -	n.a.	- 0 -	3,072,069
May 8, 2006 to June 4, 2006	- 0 -	n.a.	- 0 -	3,072,069
June 5, 2006 to July 2, 2006	- 0 -	n.a.	- 0 -	3,072,069
Total	- 0 -	n.a.	- 0 -	3,072,069

(1)

In February 1996, the Company announced that it had adopted a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of July 2, 2006, the Company had purchased 1,567,920 shares under this authorization, including 395,000 shares purchased during the first quarter of fiscal 2006.  No shares were purchased under this authorization during the quarter ended July 2, 2006. The stock purchase plan has no set expiration or termination date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.1

Credit Agreement, dated June 7, 2006, among Ruddick Corporation as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank, RBC Centura, Bank of America, N.A., Harris N.A. and JPMorgan Chase Bank, N.A. as Lenders and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated June 7, 2006 (Commission File No. 1-6905).

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

RUDDICK CORPORATION
(Registrant)

Dated: August 10, 2006	By:	/s/ JOHN B. WOODLIEF

John B. Woodlief,
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1

Credit Agreement, dated June 7, 2006, among Ruddick Corporation as Borrower,  Wachovia Bank, National Association, Branch Banking and Trust Company,  Regions Bank, RBC Centura, Bank of America, N.A., Harris N.A. and  JPMorgan Chase Bank, N.A. as Lenders and Wachovia Bank, National  Association, as administrative agent for the Lenders, incorporated herein by  reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated  June 7, 2006 (Commission File No. 1-6905).

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