Form 10-K
period 2006-10-01
RUDDICK CORP
filed 2006-12-06
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

Form 10-K
__________

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: October 1, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 1-6905

RUDDICK CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0905940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 S. Tryon St., Suite 1800, Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 372-5404
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock	New York Stock Exchange, Inc.
Rights to Purchase Series A Junior Participating Additional	New York Stock Exchange, Inc.
Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

     Large accelerated filer ☒                    Accelerated filer ____                    Non-accelerated filer ____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Act. Yes ☐  No ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, April 2, 2006, was $866,826,000. The registrant has no non-voting stock.

     As of November 24, 2006, the registrant had outstanding 47,837,217 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders to be held on February 15, 2007, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 1, 2006

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 4A.	Executive Officers of the Registrant	8

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder
	Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	56

PART III
Item 10.	Directors and Executive Officers of the Registrant	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Shareholder Matters	57
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accountant Fees and Services	58

PART IV
Item 15.	Exhibits and Financial Statement Schedules	59

PART I

Item 1. Business

     Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) currently operates a regional chain of supermarkets in seven southeastern states, and American & Efird, Inc. (“A&E”) manufactures and distributes thread and technical textiles on a global basis.

     At October 1, 2006, the Company and its subsidiaries had total consolidated assets of $1,362,936,000 and had approximately 22,400 employees. The principal executive office of the Company is located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

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

     The only foreign operations conducted by the Company are through A&E. Neither of the two primary businesses would be characterized as seasonal. The following analysis is based upon the Company’s operating locations for the fiscal periods and year end (in thousands):

	2006	2005	2004
Net Sales for the Fiscal Year:
Domestic United States	$3,089,776	$2,796,321	$2,711,164
Foreign Countries	176,080	168,334	157,433
	$3,265,856	$2,964,655	$2,868,597
Net Long-Lived Assets at Fiscal Year End:
Domestic United States	$726,128	$599,688	$519,862
Foreign Countries	42,748	38,866	31,252
	$768,876	$638,554	$551,114

     The Company employs sixteen people at its corporate headquarters, including two executive officers who formulate and implement overall corporate objectives and policies. The Company’s employees perform functions in a number of areas including finance, accounting, internal audit, risk management, reporting, employee benefits and public and shareholder relations. The Company assists its subsidiaries in developing long-range goals, in strengthening management personnel and their operations and financing. Management of each subsidiary is responsible for implementing operating policies and reports to management of the Company.

Harris Teeter

     As of October 1, 2006, Harris Teeter operated 152 supermarkets located in North Carolina (120), Virginia (17), South Carolina (10), Georgia (1), Tennessee (3) and Florida (1). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, and floral. Several locations also have pharmacies. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk and ice cream produced by the company-owned facility, Harris Teeter purchases most of the products it sells, including its private label brands, from outside suppliers or directly from the manufacturers. Harris Teeter’s sales constituted 89% of the Company’s consolidated sales in fiscal 2006 (89% in 2005, and 90% in 2004).

     The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains along with independent merchants. In addition to the more traditional food stores, Harris Teeter also competes with discount retailers (including supercenters that carry a full line of food items), many of which are larger in terms of assets and sales. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry which has reduced the number of local food chains and independent merchants. Additionally, some discount supercenter operators, such as Wal-Mart and Target, are continuing to expand and offer more items typically found in supermarket formats. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of customers has a material effect upon the business of Harris Teeter.

     As of October 1, 2006, Harris Teeter employed approximately 9,000 full-time and 9,600 part-time individuals, none of whom were represented by a union. Harris Teeter considers its employee relations to be good.

American & Efird, Inc.

     A&E is a leading manufacturer and distributor of thread and technical textiles, produced from natural and synthetic fibers, for worldwide industrial and consumer markets. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. A&E’s primary products are industrial sewing thread, embroidery thread and technical textiles sold through its employed sales representatives, commissioned agents and distributors. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 11% of the Company’s consolidated sales in fiscal 2006 (11% in 2005 and 10% in 2004).

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

     Headquartered in Mt. Holly, North Carolina, the company operated eight modern manufacturing facilities in North Carolina and two in Pennsylvania as of the fiscal year ended October 1, 2006. The manufacturing facilities have been designed for flexibility and efficiency to accommodate changing customer product demands. In addition to the manufacturing facilities, A&E operated seven distribution centers in the United States as of October 1, 2006.

     A&E also has wholly-owned operations in Canada, China, Colombia, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Nicaragua, Italy, Mexico, Malaysia, The Netherlands, Turkey, Poland, Portugal and Slovenia; majority-owned joint ventures in China (two), Dominican Republic, Haiti and South Africa; minority interest in ventures with ongoing operations in Bangladesh, Brazil and Sri Lanka; and a 50% ownership interest in a joint venture in China. A&E’s consolidated assets in these foreign operations total approximately $152 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

     The domestic order backlog, believed to be firm, as of October 1, 2006 was approximately $12,925,000 versus $13,910,000 at the end of the preceding fiscal year. The majority of the order backlog was filled within six weeks of the fiscal year end. The international order backlog as of the end of fiscal year 2006 was approximately $1,271,000 versus $2,642,000 at the end of the preceding fiscal year. As of October 1, 2006, A&E had approximately 8,100 domestic and 7,700 international active customer accounts. In fiscal 2006, no single customer accounted for more than 6% of A&E’s total net sales, and the ten largest customers accounted for 17% of A&E’s total net sales.

     A&E purchases cotton from farmers and domestic cotton merchants. There is presently a sufficient supply of cotton worldwide and in the domestic market. Synthetic fibers are bought from the principal American synthetic fiber producers for domestic operations and from the principal Asian and American synthetic fiber producers for operations in China. There is currently an adequate supply of synthetic fiber for A&E’s global operations.

     A&E has two patents issued. There are no material licenses, franchises or concessions held by A&E. Research and development expenditures were $445,000, $438,000, and $397,000 in fiscal 2006, 2005 and 2004, respectively, none of which were sponsored by customers. Two full-time employees are currently engaged in this activity.

     The industrial sewing thread industry is highly competitive. A&E is one of the world’s largest manufacturers of industrial sewing threads and also manufactures and distributes consumer sewing thread, embroidery thread and technical textiles. A&E competes globally with Coats plc as well as regional producers and merchants in various markets served by A&E. The key competitive factors are quality, service and price. A&E competes with a number of large, well-established companies, including Coats plc, in the industrial thread, embroidery thread and technical textile markets.

     A&E and its consolidated subsidiaries employed approximately 3,800 individuals worldwide as of October 1, 2006. None of the domestic employees and an insignificant number of employees of foreign operations are represented by a union. A&E considers its employee relations to be good.

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

Item 1A. Risk Factors

      This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

     All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which Harris Teeter and A&E operate. The following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. In addition to the factors discussed below, other factors that might cause our future financial performance to vary from that described in our forward-looking statements include: (i) changes in federal, state or local laws or regulations; (ii) cost and stability of energy sources; (iii) cost and availability of raw materials; (iv) management’s ability to predict accurately the adequacy of the Company’s present liquidity to meet future requirements; (v) continued solvency of any third parities on leases the Company has guaranteed; (vi) management’s ability to predict the required contributions to the pension plans of the Company; (vii) changes in labor and employee benefit costs, such as increased health care and other insurance costs; (viii) ability to recruit, train and retain effective employees and management in both of the Company’s subsidiaries; (ix) the extent and speed of successful execution of strategic initiatives; and (x) unexpected outcomes of any legal proceedings arising in the normal course of business of the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider the above list of factors and the following discussion to be a complete set of all potential risks or uncertainties.

Risks Related to Harris Teeter

The Supermarket Industry is Highly Competitive

     The supermarket industry is characterized by narrow profit margins and competes on price, location and service. Harris Teeter faces increased competitive pressure in all of its markets from existing competitors and from the threatened entry by one or more major new competitors. The number and type of competitors faced by Harris Teeter vary by location and include: traditional grocery retailers (both national and regional), non-traditional competitors such as “supercenters” and “club stores,” specialty supermarkets, drug stores, dollar stores, convenience stores and restaurants. In addition, certain Harris Teeter supermarkets also compete with local video stores, florists, book stores and pharmacies. Aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation have further contributed to an increasingly competitive marketplace.

     Additionally, increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, Harris Teeter’s competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to achieve consistent sales gains. Some of Harris Teeter’s competitors have greater financial resources and could use these resources to take measures which could adversely affect Harris Teeter’s competitive position. Accordingly, Harris Teeter’s business, financial condition or results of operations could be adversely affected by competitive factors, including product mix and pricing changes which may be made in response to competition from existing or new competitors.

Harris Teeter’s Expansion Plans Are Subject to Risk

     Harris Teeter has spent, and intends to continue to spend, significant capital and management resources on the development and implementation of expansion and renovation plans. For example, Harris Teeter’s new store program for fiscal 2007 calls for 22 new store openings, including expanding the company’s Northern Virginia market. The successful implementation of Harris Teeter’s renovation and expansion plans are subject to several factors including: the availability of new, suitable locations on reasonable commercial terms, or at all; the success of new stores, including those in new markets; management’s ability to manage expansion, including the effect on sales at existing stores when a new store is opened nearby; the ability to secure any necessary financing; change in regional and national economic conditions; and increasing competition or changes in the competitive environment in Harris Teeter’s markets.

     Harris Teeter’s new stores may initially operate at a loss, depending on factors such as prevailing competition and market position in the surrounding communities and the level of sales and profit margins in existing stores may not be duplicated in new stores. Pursuing a strategy of growth, renovation and expansion in light of current highly competitive industry conditions could lead to a near-term decline in earnings as a result of opening and operating a substantial number of new stores, particularly with respect to stores in markets where Harris Teeter does not have a significant presence. If Harris Teeter’s expansion and renovation plans are unsuccessful, it could adversely affect Harris Teeter’s cash flow, business and financial condition due to the significant amount of capital and management resources invested.

Food Safety Issues Could Result in a Loss of Consumer Confidence and Product Liability Claims

     Harris Teeter could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. These concerns could cause shoppers to avoid purchasing certain products from Harris Teeter, or to seek alternative sources of supply for their food needs, even if the basis for the concern is not valid and/or is outside of the company’s control. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying our products and any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food items sold by Harris Teeter, regardless of the cause, could have a substantial and adverse effect on the company’s operations.

Harris Teeter’s Geographic Concentration May Expose it to Regional or Localized Downturns

     Harris Teeter operates in the Southeastern United States, with a strong concentration in North Carolina, Virginia and South Carolina. As a result, Harris Teeter’s business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population. Although the Southeast region has experienced economic and demographic growth over the past several years, a significant economic downturn in the region could have a material adverse effect on Harris Teeter’s business, financial condition or results of operations.

The Ownership and Development of Real Estate May Subject Harris Teeter to Environmental Liability

     Under applicable environmental laws, as an owner or developer of real estate, Harris Teeter may be responsible for remediation of environmental conditions that may be discovered and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to Harris Teeter supermarkets and other buildings and the land on which those building are situated, whether the properties are leased or owned, and whether such environmental conditions, if in existence, were created by Harris Teeter or by a prior owner or tenant. The discovery of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect Harris Teeter’s ability to sell or rent real property or to borrow using real property as collateral. Liabilities or costs resulting from noncompliance with current or future applicable environmental laws or other claims relating to environmental matters could have a material adverse effect on Harris Teeter’s business, financial condition or results of operations.

Risks Related to A&E

A&E Operates in a Competitive Global Industry

     A&E competes on a global basis with a large number of manufacturers in the highly competitive thread, embroidery and technical textile industries. Maintaining A&E’s competitive position may require substantial investments in product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for A&E’s products or force A&E to lower its prices. Other generally adverse economic and industry conditions, including a decline in consumer demand for apparel products, could have a material adverse effect on A&E’s business.

A&E may not Succeed at Integrating Its Acquisitions

     In recent years, A&E has expanded its foreign production and distribution capacity by acquiring other manufacturers, entering into joint ventures or starting new businesses. Management expects A&E to continue this activity and expand foreign production and distribution operations through acquisitions, joint ventures or new start-up operations. The process of combining these acquisitions with A&E’s existing businesses involves risks. A&E will face challenges in consolidating functions, integrating organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel. Failure to successfully manage and integrate acquisitions, joint ventures or new start-up businesses could lead to the potential loss of customers, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect A&E’s financial condition and results of operations. Even if integration occurs successfully, failure of future acquisitions to achieve levels of anticipated sales growth, profitability or productivity may adversely impact A&E’s financial condition and results of operations. Additionally, expansions involving foreign markets may present other complexities that may require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on A&E’s revenues, level of expenses and operating results.

A&E Has Substantial International Operations

     In fiscal 2006, approximately 51% of A&E’s net sales and a large portion of A&E’s production occurred outside the United States, primarily in Europe, Latin America and Asia. A&E’s corporate strategy includes the expansion and growth of its international business on a worldwide basis. As a result, A&E’s operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. A&E’s foreign operations also subjects A&E to the risks inherent in currency translations. A&E’s global operations make it impossible to eliminate completely all foreign currency translation risks and its impact on A&E’s financial results.

The significant price volatility of many of A&E’s raw materials may result in increased production costs, which A&E may not be able to pass on to its customers

     A significant portion of the raw materials A&E uses in manufacturing thread and technical textiles are petroleum-based. The prices for petroleum and petroleum-related products are volatile. While A&E at times in the past has been able to increase product prices due to raw material increases, A&E generally is not able to immediately raise product prices and may be unable to completely pass on underlying cost increases to its customers. Additional raw material and energy cost increases that A&E is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Other Risks

Our Self-Insurance Reserves are Subject to Variability and Unpredictable External Factors

     As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Self-insurance Reserves for Workers’ Compensation, Healthcare and General Liability,” the Company is primarily self-insured for most U.S. workers compensation claims, healthcare claims and general liability and automotive liability losses. Accordingly, the Company determines the estimated reserve required for claims in each accounting period, which requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The liabilities that have been recorded for these claims represent our best estimate of the ultimate obligations for reported claims plus those incurred but not reported. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect ultimate settlements of claims or the assumptions underlying our liability estimates, which could cause a material change for our self-insurance liability reserves and impact earnings.

The Company may Incur Increased Pension Expenses

     The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries, including a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives which is an unfunded, defined benefit plan. The Company has frozen participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005; however, at September 30, 2006, the Company’s pension plans had accumulated benefit obligations in excess of the fair value of plan assets. The amount of any increase or decrease in our required contributions to our pension plans will depend on government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. For more information, please refer to “Ruddick Corporation and Subsidiaries Notes to Consolidated Financial Statements—Employee Benefit Plans.”

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The executive office of the Company is located in a leased space of a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

     Harris Teeter owns its principal offices near Charlotte, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 913,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. In addition, the Greensboro facility has frozen goods storage and a single pick facility for health and beauty care and other general merchandise. Harris Teeter operates its retail stores primarily from leased properties. As of October 1, 2006, Harris Teeter held title to the land and buildings of approximately 4% of its supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and situated on leased land. In addition, Harris Teeter holds interest in properties that are under development for store sites. In future years the proportion of store development and store ownership may increase. Harris Teeter’s supermarkets range in size from approximately 16,000 square feet to 70,000 square feet, with an average size of approximately 44,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

	2006	2005	2004
Stores Open at Period End	152	145	138
Average Weekly Net Sales Per Store*	$380,812	$358,699	$352,392
Average Square Footage Per Store at Period End	43,845	43,060	41,971
Average Square Footage Per New Store Opened During Period	51,607	50,742	47,594
Total Square Footage at Period End	6,769,245	6,243,635	5,792,034
____________________

*     Computed on the basis of aggregate sales of stores open for a full year.

     A&E’s principal offices, eight domestic manufacturing plants and one distribution center are all owned by A&E and are all located in North Carolina. A&E also leases two domestic manufacturing facilities Pennsylvania. Domestic manufacturing and related warehouse facilities have an aggregate of 1,977,609 square feet of floor space. A&E has a domestic dyeing production capacity of approximately 31,050,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition, A&E leases six distribution centers scattered throughout its domestic markets with an aggregate of 184,935 square feet of floor space.

     Through consolidated subsidiaries, A&E also owns eight international manufacturing and/or distribution facilities with an aggregate of 878,461 square feet of floor space. A&E also leases another 27 international manufacturing and/or distribution facilities with an aggregate of 647,342 square feet of floor space. The foreign consolidated subsidiaries engaged in manufacturing have a dyeing production capacity of approximately 27,732,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its consolidated subsidiaries, A&E also has minority interests in various joint ventures and a 50% ownership interest in a joint venture in China.

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

Thomas W. Dickson, age 51, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and has been Chairman of the Board of Directors since March 2006 and President and principal executive officer since February 1997. Before his election as President, he served as Executive Vice President of the Company from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996 he served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, American & Efird, Inc.

John B. Woodlief, age 56, is the Vice President – Finance and Chief Financial Officer of the Company and has been the Vice President – Finance and principal financial officer of the Company since November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997 to June of 1999. He joined Price Waterhouse in 1972.

Frederick J. Morganthall, II, age 55, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter’s Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

Fred A. Jackson, age 56, has been President of A&E since August 1996. Prior to that time, and beginning in January 1996, he served as Executive Vice President of A&E. He was also A&E’s Senior Vice President - Industrial Thread Sales from October 1993 to January 1996.

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

     Information regarding the principal market for the Company’s common stock (the “Common Stock”), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2006 and 2005 is set forth below.

     The Common Stock is listed on the New York Stock Exchange. As of November 24, 2006, there were 5,145 holders of record of Common Stock.

Quarterly Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2006
Dividend Per Share	$0.11	$0.11	$0.11	$0.11
Market Price Per Share
High	23.94	24.75	24.83	26.50
Low	19.28	20.84	21.93	22.40
Fiscal 2005
Dividend Per Share	$0.11	$0.11	$0.11	$0.11
Market Price Per Share
High	22.53	24.25	26.25	28.24
Low	19.25	19.65	21.67	22.08

     The Company expects to continue paying dividends on a quarterly basis which is at the discretion of the Board of Directors and subject to legal and contractual requirements. Information regarding restrictions on the ability of the Company to pay cash dividends is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” in Item 7 hereof.

Issuer Purchases of Equity Securities

     The following table summarizes the Company’s purchases of its common stock during the quarter ended October 1, 2006.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (1)	Programs
July 3, 2006 to August 6, 2006	- 0 -	n.a.	- 0 -	3,072,069
August 7, 2006 to September 3, 2006	- 0 -	n.a.	- 0 -	3,072,069
September 4, 2006 to October 1, 2006	- 0 -	n.a.	- 0 -	3,072,069
Total	- 0 -	n.a.	- 0 -	3,072,069
____________________

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then- outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of October 1, 2006, the Company had purchased 1,567,920 shares under this authorization, including 395,000 shares purchased during the first quarter of fiscal 2006. No shares were purchased under this authorization during the quarter ended October 1, 2006. The stock purchase plan has no set expiration or termination date.

     For information regarding the Company’s equity compensation plans see Item 12 hereof.

Item 6. Selected Financial Data (dollars in thousands, except per share data)

	2006	2005	2004(1)	2003(2)	2002(3)
Net sales	$3,265,856	$2,964,655	$2,868,597	$2,724,739	$2,644,198
Total operating profit	123,069	115,260	112,414	102,112	93,802
Net income	72,336	68,598	64,659	59,882	51,983
Net income per share
Basic	1.53	1.45	1.39	1.29	1.12
Diluted	1.52	1.44	1.38	1.29	1.12
Dividend per share	0.44	0.44	0.40	0.36	0.36
Total assets	1,362,936	1,203,640	1,109,097	1,065,022	1,039,271
Long-term debt -- including
current portion	237,731	163,445	166,287	189,095	185,892
Shareholders’ equity	670,517	608,942	549,710	495,265	457,688
Book value per share	14.10	12.82	11.76	10.71	9.85
____________________

Note: The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal years 2006, 2005, 2003 and 2002 includes the 52 weeks ended October 1, 2006, October 2, 2005, September 28, 2003 and September 29, 2002. Fiscal year 2004 includes the 53 weeks ended October 3, 2004.

(1)

Reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and of Operations – Results of Operations – Exit and Impairment Costs” which describes certain exit impairment costs as follows:

  Fiscal 2004 – Net pre-tax charges of $384,000 ($238,000 after tax benefits) related to severance costs paid in connection with the closing of a manufacturing plant.
(2)	During fiscal 2003 the Company recorded net pre-tax charges of $580,000 ($360,000 after income tax benefits, or $0.01 per diluted share) related to asset impairments.

(3)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A. “Risk Factors” of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to Item 1A. “Risk Factors.”

Overview

     The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the company) – Harris Teeter, and industrial thread (textile primarily), including technical textiles and embroidery thread – American & Efird. Harris Teeter operates a regional chain of supermarkets in the Southeastern United States. American & Efird manufactures and distributes sewing thread for the apparel and other markets, technical textiles and embroidery thread throughout their global operations. The Company evaluates the performance of its two businesses utilizing various measures which are based on operating profit.

     During fiscal 2006, Harris Teeter’s market environment continued to be highly competitive, characterized by competition from other supermarkets as well as other retailers such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources including its Very Important Customer (“VIC”) loyalty card program and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product assortment, variety and focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets. As previously disclosed, Harris Teeter has accelerated its new store opening program that was initiated in fiscal 2005 with the purchase of six stores from Winn-Dixie. The accelerated new store activity has utilized the Company’s excess cash, required borrowings under the Company’s line of credit facility and resulted in higher pre-opening costs for fiscal 2006. During fiscal 2006 Harris Teeter opened 16 new stores, which includes the 6 stores acquired from Winn-Dixie in the fourth quarter of fiscal 2005. By comparison, during fiscal 2005 and fiscal 2004 the company opened 10 new stores and 7 new stores, respectively.

     Business conditions for A&E’s customers in the textile and apparel industry remain challenging in the Americas due to the continued shift of apparel sourcing outside the Americas. Additionally, A&E continues to face increased operating costs and highly competitive pricing in its markets. In response, A&E has focused on strategic initiatives that enhance its global footprint and diversify its product lines. A&E has continued to make good progress towards the integration of the strategic investments made in late fiscal 2004 and fiscal 2005. A&E also continues to make progress in China by expanding its sales and distribution capabilities to take advantage of the manufacturing capacity that has been acquired over the last few years. Sales of premium apparel and non-apparel threads continue to increase in China along with A&E’s expanding customer base in this key market. During fiscal 2006, A&E expanded its global operations by acquiring TSP Tovarna Sukancev in Trakov d.d. (“TSP”). TSP manufactures and distributes sewing thread and trimmings for the industrial markets of Europe, particularly the automotive markets of Eastern Europe. TSP is located in Slovenia and had sales of approximately $8 million in calendar 2005. In addition, A&E obtained a majority ownership in two joint ventures in South Africa during fiscal 2006. In support of A&E’s expanded non-apparel product lines in the United States, the company completed the conversion of one of its facilities from apparel thread production to technical textile production during fiscal 2006.

Results of Operations

Rental Costs Incurred during a Construction Period

     On October 6, 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP generally applies to leases of land or pad leases including “cold dark shells” where the Company assumes responsibility for store and site construction. Harris Teeter’s construction period typically extends for six to nine months. Under this FSP, rental costs that are incurred during the construction period shall be recognized as rental expense. Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period. As required by the new guidance, the Company has ceased capitalization of construction period rents effective January 2, 2006.

Although the guidance permits retrospective application to prior periods, the Company did not restate prior periods due to the relatively small percentage of land leases in those periods. Construction period rent of $4.6 million was required to be expensed as a non-cash charge during the second through fourth quarters of fiscal 2006.

Lease Accounting Correction

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for rent holidays required a revision to the Company’s accounting policies. Historically, the Company recognized lease expense when the store opened on a level basis over the term of the lease. The Company now levels the lease expense from the date it takes “possession and control” of the property. The extended period includes the pre-opening construction or fixturing activity period that is considered as the rent holidays. Lease expense incurred during the construction period was previously capitalized as part of the store construction costs until the second quarter of fiscal 2006 (refer to discussion above).

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

Exit and Impairment Costs

     The results of operations for fiscal year 2004 included pre-tax charges of $384,000 ($238,000 after tax benefits) related to severance costs paid in connection with the closing of A&E’s thread yarn spinning plant in Maiden, North Carolina.

Consolidated Overview

     The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 52 weeks ended October 1, 2006 (fiscal 2006), 52 weeks ended October 2, 2005 (fiscal 2005), and 53 weeks ended October 3, 2004 (fiscal 2004). The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2006		Fiscal 2005		Fiscal 2004		% Inc. (Dec.)
		% to		% to		% to	06 vs	05 vs
		Total		Total		Total	05	04
Net Sales
Harris Teeter	$2,922,679	89.5	$2,644,976	89.2	$2,572,367	89.7	10.5	2.8
American & Efird	343,177	10.5	319,679	10.8	296,230	10.3	7.4	7.9
Total	$3,265,856	100.0	$2,964,655	100.0	$2,868,597	100.0	10.2	3.3

		% to		% to		% to
		Net		Net		Net
		Sales		Sales		Sales
Gross Profit
Harris Teeter	$897,637	27.49	$787,847	26.57	$755,921	26.35	13.9	4.2
American & Efird	74,285	2.27	78,218	2.64	77,580	2.71	(5.0)	0.8
Total	971,922	29.76	866,065	29.21	833,501	29.06	12.2	3.9

	Fiscal 2006		Fiscal 2005		Fiscal 2004		% Inc. (Dec.)
		% to		% to		% to
		Net		Net		Net	06 vs	05 vs
		Sales		Sales		Sales	05	04
SG&A Expenses
Harris Teeter	770,000	23.58	674,267	22.74	651,515	22.71	14.2	3.5
American & Efird	72,706	2.22	69,208	2.34	64,123	2.24	5.1	7.9
Corporate	6,147	0.19	7,330	0.25	5,065	0.18	(16.1)	44.7
Total	848,853	25.99	750,805	25.33	720,703	25.13	13.1	4.2
Exit & Impairment Charges:
American & Efird	—	—	—	—	384	0.01
Operating Profit (Loss)
Harris Teeter	127,637	3.91	113,580	3.83	104,406	3.64	12.4	8.8
American & Efird	1,579	0.05	9,010	0.30	13,073	0.46	(82.5)	(31.1)
Corporate	(6,147)	(0.19)	(7,330)	(0.25)	(5,065)	(0.18)	(16.1)	44.7
Total	123,069	3.77	115,260	3.88	112,414	3.92	6.8	2.5
Other Expense, net	9,672	0.30	7,702	0.26	11,250	0.39	25.6	(31.5)
Income Tax Expense	41,061	1.26	38,960	1.31	36,505	1.27	5.4	6.7
Net Income	$72,336	2.21	$68,598	2.31	$64,659	2.26	5.4	6.1

     Consolidated sales increases of 10.2% in fiscal 2006 and 3.3% in fiscal 2005 when compared to prior years resulted from sales improvements at both operating subsidiaries. Over the past several years, A&E has pursued a global expansion strategy along with the diversification of their product lines. These efforts have resulted in both foreign and domestic sales increases. Foreign sales for fiscal 2006 represented 5.4% of the consolidated sales of the Company, compared to 5.7% for fiscal 2005 and 5.5% for fiscal 2004. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

     Gross profit as a percent to sales increased for fiscal 2006 and fiscal 2005 as a result of improved gross profit margins at Harris Teeter. The gross margin improvements at Harris Teeter were offset, in part, by a gross profit margin declines at A&E from fiscal 2005 to fiscal 2006 and fiscal 2004 to fiscal 2005. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

     Selling, general & administrative (“SG&A”) expenses as a percent to sales in fiscal 2006 increased as a result of increased operating costs at both subsidiaries. The increased operating costs at the subsidiaries were offset, in part, by lower operating expenses at Corporate. Corporate SG&A expenses for fiscal 2006 included income of $2.2 million for life insurance proceeds and a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans approved by the Company’s Board of Directors in connection with the retirement of Alan T. Dickson and R. Stuart Dickson from their positions of Chairman of the Board of Directors and Chairman of the Executive Committee of the Board of Directors, respectively. SG&A expenses as a percent to sales in fiscal 2005 increased as a result of increased operating costs at both subsidiaries and Corporate. The increase in Corporate expenses for fiscal 2005 reflects increased benefit costs and an increase in operating costs associated with the corporate aircraft primarily driven by higher fuel costs. In addition, Corporate expenses for fiscal 2004 were offset by $1.2 million of income related to life insurance proceeds. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

     Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) for fiscal 2006 increased over fiscal 2005 by $3.4 million as a result of increased borrowings under the Company’s credit facility, and lower interest income due to the utilization of the Company’s temporary investment portfolio. Net interest expense for fiscal 2005 declined from fiscal 2004 as a result of additional interest income earned on surplus cash and temporary investments. Fiscal 2006 and fiscal 2005 include investment gains of $4.0 million and $2.2 million, respectively related to the sale of a real estate investments held by Corporate.

     The effective consolidated income tax rate remained relatively consistent at 36.2% for fiscal 2006 and fiscal 2005 and 36.1% for fiscal 2004.

     Net income after income taxes in fiscal 2006 was $72.3 million, or $1.52 per diluted share, as compared to $68.6 million, or $1.44 per diluted share in fiscal 2005 and $64.7 million, or $1.38 per diluted share in fiscal 2004. As discussed in the “Exit and Impairment Costs” section above, fiscal 2004 included a pre-tax exit and impairment charge of $384,000 ($238,000 after income tax benefits).

Harris Teeter, Retail Grocery Segment

     The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 52 weeks ended October 1, 2006 (fiscal 2006), 52 weeks ended October 2, 2005 (fiscal 2005), and 53 weeks ended October 3, 2004 (fiscal 2004). The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2006		Fiscal 2005		Fiscal 2004		% Inc. (Dec.)
		% to		% to		% to	06 vs	05 vs
		Sales		Sales		Sales	05	04
Net Sales	$2,922,679	100.00	$2,644,976	100.00	$2,572,367	100.00	10.5	2.8
Cost of Sales	2,025,042	69.29	1,857,129	70.21	1,816,446	70.61	9.0	2.2
Gross Profit	897,637	30.71	787,847	29.79	755,921	29.39	13.9	4.2
SG&A Expenses	770,000	26.34	674,267	25.50	651,515	25.33	14.2	3.5
Operating Profit	$127,637	4.37	$113,580	4.29	$104,406	4.06	12.4	8.8

     Sales increased 10.5% in fiscal 2006 over fiscal 2005 and 2.8% for the 52 weeks of fiscal 2005 when compared to the 53 weeks of fiscal 2004 as a result of new store activity and comparable store sales gains. On a comparable week basis (reducing fiscal 2004 sales for the first week of the annual period), sales increased by 4.7% in fiscal 2005 over fiscal 2004. During fiscal 2006 the company opened 16 new stores (three of which were replacements and 6 of which were acquired from Winn-Dixie in fiscal 2005) and closed or divested 9 stores. During fiscal 2005 the company opened 10 new stores (7 of which were opened in the fourth quarter) and closed 3 stores, and during fiscal 2004 the company opened 7 new stores (two of which were replacements) and closed 9 stores. The company did not open any replacement stores in 2005. The increase in sales from new stores exceeded the loss of sales from closed stores by $199.4 million in fiscal 2006, $55.5 million in fiscal 2005 and $15.8 million in fiscal 2004. Harris Teeter sold and discontinued its milk route delivery business in January 2005, reducing net sales by $8.3 million in fiscal 2005. Comparable store sales (see definition below) increased 3.20% ($81.8 million) for fiscal 2006 as compared to increases of 3.00% ($73.5 million) for fiscal 2005 and 2.97% ($71.3 million) for fiscal 2004. Comparable store sales continue to be negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to several existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

     Gross profit as a percent to sales for fiscal 2006 and 2005 continued to improve as a result of Harris Teeter’s effective retail pricing, product differentiation, targeted promotional spending programs and improvements in its private label programs. Additional improvements were also realized in fiscal 2005 from volume increases and increased productivity in the dairy production facility.

     SG&A expenses as a percent to sales for fiscal 2006 increased from fiscal 2005 and fiscal 2004 primarily as a result of increased new store pre-opening costs along with required reserves and other costs associated with store closings and other expenses incurred in connection with the 2005 Winn-Dixie store acquisition. Pre-Opening costs consist of pre-opening rent, labor and associated fringe benefits and recruiting and relocations costs incurred prior to a new store opening and amounted to $15.8 million (0.54% of sales) in fiscal 2006, $3.3 million (0.13% of sales) in fiscal 2005 and $0.7 million (0.03% of sales) in fiscal 2004. Costs associated with the 2005 Winn-Dixie store acquisition amounted to $2.3 million (0.08% of sales) in fiscal 2006 and $1.6 million (0.06% of sales) in fiscal 2005. The sales gains along with continued emphasis on operational efficiencies have provided the leverage to offset the incremental costs associated with the company’s new store development program and increased utilities, store supply costs (driven by petroleum based cost increases), bank card fees and fuel costs. SG&A expense for fiscal 2005 included a charge of $2.9 million (0.11% to sales) for a lease accounting correction recorded in the second quarter that related to rent holidays. Refer to “Lease Accounting Correction” above and “Deferred Rent” under the Notes to Consolidated Financial Statements included in Item 8 hereof for a description of rent holidays. SG&A expenses for fiscal 2004 included a $1.7 million charge (0.07% to sales) related to leasehold improvements that were written off in the third quarter associated with a lease that was terminated and renegotiated with the landlord.

     The improvements in operating profit as a percent to sales in each of fiscal 2006 and fiscal 2005 resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 152 stores in operation at October 1, 2006, compared to 145 stores at October 2, 2005 and 138 stores at October 3, 2004.

American & Efird, Industrial Thread Segment

     The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 52 weeks ended October 1, 2006 (fiscal 2006), 52 weeks ended October 2, 2005 (fiscal 2005), and 53 weeks ended October 3, 2004 (fiscal 2004). The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2006		Fiscal 2005		Fiscal 2004		% Inc. (Dec.)
		% to		% to		% to	06 vs	05 vs
		Sales		Sales		Sales	05	04
Net Sales	$343,177	100.00	$319,679	100.00	$296,230	100.00	7.4	7.9
Cost of Sales	268,892	78.35	241,461	75.53	218,650	73.81	11.4	10.4
Gross Profit	74,285	21.65	78,218	24.47	77,580	26.19	(5.0)	0.8
SG&A Expenses	72,706	21.19	69,208	21.65	64,123	21.65	5.1	7.9
Exit & Impairment Charges	—	—	—	—	384	0.13
Operating Profit	$1,579	0.46	$9,010	2.82	$13,073	4.41	(82.5)	(31.1)

     Sales increased 7.4% for fiscal 2006 as compared to fiscal 2005 as a result of domestic sales increases of 10.4% and foreign sales increases of 4.6%. Sales increases resulted from the expansion of A&E’s global operations through recent acquisitions including, Jimei Spinning Company, TSP and obtaining a majority ownership interest in two joint ventures in South Africa. The 7.9% sales increase in fiscal 2005 as compared to fiscal 2004 was driven by domestic sales increases of 9.0% and foreign sales increases of 6.9%. On a comparable number of weeks basis (reducing fiscal 2004 sales by the average weekly sales for the fourth quarter of fiscal 2004), domestic sales increased 11.2% and foreign sales increased 9.1%. Domestic sales growth in fiscal 2005 was attributed to the acquisition of the businesses of Robison-Anton Textile Co. in the fourth quarter of fiscal 2005, Ludlow Textiles Company, Inc. in the second quarter of fiscal 2005 and Synthetic Thread Company, Inc. in the fourth quarter of fiscal 2004.

     Foreign sales for fiscal 2006 accounted for approximately 51% of total A&E sales as compared to approximately 53% in fiscal 2005 and fiscal 2004. Foreign sales continue to be a significant factor of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue business acquisitions that will diversify its product lines and build upon its global footprint by way of joint ventures and other investments.

     Gross profit as a percent to sales decreased in fiscal 2006 from fiscal 2005 and fiscal 2004 primarily as a result of weak manufacturing operating schedules for apparel related thread products in the Americas, costs incurred to integrate acquired businesses and $559,000 of severance costs recorded in fiscal 2006 for a voluntary early retirement program that was offered to certain U.S. associates. Management continues to focus on optimizing costs and manufacturing capacities through the integration of acquired business in its domestic and foreign operations.

     SG&A expenses as a percent to sales in fiscal 2006 decreased from fiscal 2005 and fiscal 2004 as a result of the leverage created through sales gains that apply against fixed costs. SG&A expenses for fiscal 2006 included $294,000 of severance costs for the voluntary early retirement program discussed above.

     The decrease in A&E’s operating profit for fiscal 2006 as compared to fiscal 2005 was driven by an operating loss in the U.S. operations primarily as a result of the impact on gross profit discussed above. Operating profit for A&E’s foreign operations improved in fiscal 2006 from fiscal 2005. A&E’s operating profit in the both the U.S. market and its foreign operations declined in fiscal 2005 as compared to fiscal 2004 primarily as a result of the impact on gross profit discussed above. Foreign operations contributed approximately 52% of A&E’s operating profit in fiscal 2005 as compared to approximately 40% in fiscal 2004.

Outlook

     Harris Teeter’s improvement in operating performance over the last several years and financial position provides the flexibility to expand its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open 22 new stores (2 of which will be replacements for existing stores) during fiscal 2007. The new store opening program for fiscal 2007 is expected to result in a 15.6% increase in retail square footage as compared to an 8.4% increase in fiscal 2006. The annual number of new store openings planned for fiscal year 2008 and after are expected to be similar to that of fiscal 2007. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

     Harris Teeter’s new store program for fiscal 2007 calls for expanding the company’s Northern Virginia market, including the addition of two stores in the District of Columbia and one in each of Delaware and Maryland. By comparison to prior years, the company’s new store opening schedule for 2007 is more heavily weighted towards openings earlier in the year with 9 stores scheduled to open in the first half of 2007 as compared to 4 stores that opened in the first half of 2006. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures and anticipated opening schedule.

     The consistent execution of productivity initiatives implemented at under-performing stores, controls over waste, implementation of operating efficiencies that will offset the continued rising costs for health care and bank card fees, and effective merchandising strategies will dictate the pace at which Harris Teeter’s margins could improve. Promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. The intense competitive environment for supermarkets is expected to continue in the foreseeable future.

     A&E has been able to increase sales and diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China to support the rapidly growing apparel production in Asia. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable economic climate. A&E management remains focused on integrating the operations of acquired businesses, diversifying its product lines and growing these product lines throughout its global supply chain. As part of the integration of previously acquired businesses, A&E plans to consolidate the operations of one of their manufacturing facilities in Pennsylvania into their North Carolina operations. Management currently expects to incur, in fiscal 2007, severance and impairment costs of approximately $400,000 related to this plan.

     Ruddick Corporation management is cautious in its expectations for fiscal 2007 given the complex factors currently impacting sales and costs at both subsidiaries. Further operating improvement will be dependent on the Company’s ability to offset increased health care and pre-opening costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

Capital Resources and Liquidity

     The Company is a holding company which, through its wholly-owned operating subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of retail grocery and the manufacturing and distribution of industrial thread, technical textiles and embroidery thread, respectively. The Company has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its operating subsidiaries. There are no restrictions on the subsidiary dividends, which have historically been determined as a percentage of net income of each subsidiary.

     The Company’s principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s revolving credit facility. As of October 1, 2006 the Company had current liquidity (cash, cash equivalents and temporary investments) of $29.2 million compared to $62.1 million at October 2, 2005. During fiscal 2006, the net cash provided by operating activities was $159.7 million, compared to $146.4 million during fiscal 2005 and $135.2 million during fiscal 2004. Investing activities during fiscal 2006 required net cash of $229.2 million compared to $134.5 million during fiscal 2005 and $111.4 million during fiscal 2004. Increased capital spending and purchases of other investments during fiscal 2006 was offset by the liquidation of $12.9 million of temporary investments and was financed by cash provided by operating activities along with borrowings under the Company’s revolving line of credit. Financing activity includes $20.9 million for the payment of dividends in fiscal 2006 compared to $20.8 million in fiscal 2005 and $18.6 million in fiscal 2004.

     During fiscal 2006, consolidated capital expenditures totaled $218.5 million. Harris Teeter capital expenditures were $210.3 million in fiscal 2006 compared to $115.4 million in fiscal 2005 and $83.9 million in fiscal 2004. In addition to the capital expenditures, Harris Teeter has recognized opportunities to invest in the development of certain of its new stores. During fiscal 2006 Harris Teeter invested a net of $16.7 million ($31.3 million additional investments less $14.6 million received from sales of property investments and partnership distributions) for such investments. A&E’s capital expenditures were $7.6 million during fiscal 2006 compared to $13.6 million in fiscal 2005 and $8.1 million in fiscal 2004. Fiscal 2007 consolidated capital expenditures are planned to total approximately $225 million, consisting of $214 for Harris Teeter and $11 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2007 as well as the foreseeable future. A&E expects to target further expansion of global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving line of credit.

     On June 7, 2006, the Company and seven banks entered into a revolving line of credit that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011. The new revolving line of credit replaced a previously existing $200 million credit facility dated October 28, 2005 and includes two annual extension options of one year each if granted by the banks. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of October 1, 2006, the Company was in compliance with all financial covenants of the credit agreement and $80.8 million of borrowings were outstanding under this facility. Issued letters of credit reduce the amount available for borrowings under the credit agreement and amounted to $26.3 million as of October 1, 2006. In addition to the $242.9 million of borrowings available under the line of credit as of October 1, 2006, the Company has the capacity to borrow up to an aggregate amount of $38.5 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

     Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company’s ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

     The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Management expects that cash provided by operations and other sources of liquidity, such as the Company’s revolving credit facility, will be sufficient to meet these obligations on a short and long-term basis. The following table represents the scheduled maturities of the Company’s contractual obligations as of October 1, 2006 (in thousands):

		Less than			More than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt (1)	$222,477	$9,288	$16,312	$96,057	$100,820
Operating Leases (1) (2)	1,416,828	80,292	173,409	178,398	984,729
Capital Lease Obligations (1) (2)	15,254	174	419	506	14,155
Purchase Obligations – Fixed Assets	73,468	69,643	3,825	—	—
Purchase Obligations –
Inventory	1,899	1,899	—	—	—
Purchase Obligations –
Service Contracts/Other	10,487	5,067	3,985	1,435	—
Other (3)	19,600	1,620	3,148	3,208	11,624
Total Contractual Cash Obligations	$1,760,013	$167,983	$201,098	$279,604	$1,111,328

____________________

(1)	For a more detailed description of the obligations refer to the Notes entitled “Leases” and “Long-Term Debt” of the Notes to Consolidated Financial Statements in Item 8 hereof.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. The obligations related to the closed store leases are discussed below. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company’s consolidated balance sheets.

     In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 16 years, and the future minimum lease payments of approximately $75.7 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $9.3 million in fiscal 2007 (29 stores), $8.9 million in fiscal 2008 (28 stores), $8.3 million in fiscal 2009 (27 stores), $7.4 million in fiscal 2010 (22 stores), $6.9 million in fiscal 2011 (17 stores) and $34.9 million in aggregate during all remaining years thereafter.

     The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $26.3 million at October 1, 2006.

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

     There are numerous types of rebates and allowances in the retail industry. The Company’s accounting practices with regard to some of the more typical arrangements are discussed as follows. Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company’s stores are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement based on the estimated inventory turns of the merchandise to which the allowance applies. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise. Some of these typical vendor rebate, credit and promotional allowance arrangements require that the Company make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, the duration of carrying a specified product and the estimation of inventory turns. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

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

Self-insurance Reserves for Workers’ Compensation, Healthcare and General Liability

     The Company is primarily self-insured for most U.S. workers’ compensation claims, healthcare claims and general liability and automotive liability losses. The Company has purchased insurance coverages in order to establish certain limits to its exposure on a per claim basis.

     Actual U.S. workers’ compensation claims, and general liability and automotive liability losses, are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves. The open claims and initial loss reserves are subjected to examination by the Company’s risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. Management estimates the ultimate cost for claims incurred based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusts them by development factors from published insurance industry sources. In fiscal 2005, the Company began measuring the liabilities associated with claims for workers’ compensation, general liability and automotive liability at Harris Teeter through the use of actuarial methods performed by an independent third party to project an estimate of ultimate cost for claims incurred. The estimated cost for claims incurred are discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability. Harris Teeter liabilities represent approximately 94% of the total Company self-insurance reserves for workers compensation, general liability and automotive liability claims. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued.

     The variety of healthcare plans available to employees are primarily self-insured, although some locations have insured health maintenance organization plans. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported (IBNR) by applying a development factor to the reported claims amount. The Company engages the assistance from a third-party actuary to determine an appropriate development factor to apply against its reported claims. The most significant factors which impact the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total healthcare cost accruals are reasonable and adequate to cover future payments on pre-existing claims.

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

Retirement Plans and Post-Retirement Benefit Plans

     The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and supplemental retirement benefit plans for certain selected directors and officers of the Company and its subsidiaries. Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. The qualified pension plan is a non-contributory, funded defined benefit plan, while the non-qualified supplemental retirement benefit plans are unfunded, defined benefit plans. The Company’s current funding policy for its qualified pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

     The Company has certain deferred compensation arrangements which allow or allowed in prior years its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. The Company may also, from time to time, make discretionary annual contributions into the Director Deferral Plan on behalf of its outside directors. These plans are unfunded, except for a directors’ compensation deferral plan and a flexible deferral plan for executives which utilize a rabbi trust to hold assets designated to pay the respective liabilities. For further disclosures regarding the Company’s pension and deferred compensation plans, see the Note entitled “Employee Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for the Company beginning in the first quarter of fiscal 2008. The Company has not finalized its assessment of the potential impact of adopting this Interpretation, but currently it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement is an amendment of other FASB Statements and requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This new standard becomes effective for the Company as of the end of its 2007 fiscal year ending September 30, 2007. Based on the Company’s initial assessment and the actuarial valuation as of October 1, 2006, the adoption of the new standard would effectively increase pension liabilities by $45.8 million, reduce shareholders’ equity (increase accumulated other comprehensive income (loss)) by $29.4 million, increase deferred tax benefits by $18.9 million and reduce intangible assets by $2.5 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to interest rate risk on its fixed interest rate debt obligations. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. As of October 1, 2006, the Company had no significant foreign exchange exposure and no significant outstanding derivative transactions.

     The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company’s significant fixed interest rate debt obligations ($135.7 million of Senior Notes due at various dates through 2017):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt obligations	$7,143	$7,143	$7,143	$7,143	$7,142	$100,000	$135,714	$153,215
Weighted average interest rate	6.48%	6.48%	6.48%	6.48%	6.48%	7.64%	7.33%

     For a more detail description of fair value, refer to the Note entitled “Financial Instruments” of the Notes to Consolidated Financial Statements in Item 8 hereof.

Item 8. Financial Statements and Supplementary Data

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Reports of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets, October 1, 2006 and October 2, 2005	29
Statements of Consolidated Income for the fiscal years ended October 1, 2006,
October 2, 2005 and October 3, 2004	30
Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the
fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004	31
Statements of Consolidated Cash Flows for the fiscal years ended October 1, 2006,
October 2, 2005 and October 3, 2004	32
Notes to Consolidated Financial Statements	33
Schedule I- Valuation and Qualifying Accounts and Reserves for the fiscal
years ended October 1, 2006, October 2, 2005, and October 3, 2004	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

     We have audited the accompanying consolidated balance sheets of Ruddick Corporation and subsidiaries (the Company) as of October 1, 2006 and October 2, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 1, 2006. Our audits also included the financial statement schedule “valuation and qualifying accounts and reserves” for each of the years in the three-year period ended October 1, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2006 and October 2, 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended October 1, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the three-year period ended October 1, 2006.

     As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” effective October 3, 2005, and Financial Accounting Standards Board Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” effective January 2, 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Charlotte, North Carolina
December 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

     We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that Ruddick Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruddick Corporation and subsidiaries as of October 1, 2006, and October 2, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 1, 2006, and our report dated December 6, 2006 expressed an unqualified opinion on those consolidated financial statements. We also have audited the financial statement schedule “valuation and qualifying accounts and reserves” for each of the years in the three-year period ended October 1, 2006 and expressed our opinion that the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Charlotte, North Carolina
December 6, 2006

CONSOLIDATED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	October 1,	October 2,
	2006	2005
ASSETS
Current Assets
Cash and Cash Equivalents	$29,188	$49,185
Temporary Investments	—	12,929
Accounts Receivable, Net of Allowance For Doubtful
Accounts of $3,719 and $4,131	88,582	78,184
Refundable Income Taxes	6,412	—
Inventories	265,703	247,397
Net Current Deferred Income Tax Benefits	11,181	11,775
Prepaid Expenses and Other Current Assets	24,379	22,544
Total Current Assets	425,445	422,014
Property
Land	27,802	27,025
Buildings and Improvements	193,666	190,733
Machinery and Equipment	796,591	737,057
Leasehold Improvements	425,143	331,293
Total, at Cost	1,443,202	1,286,108
Accumulated Depreciation and Amortization	719,217	688,354
Property, Net	723,985	597,754
Investments	106,942	85,190
Goodwill	8,169	8,169
Intangible Assets	32,678	31,637
Other Long-Term Assets	65,717	58,876
Total Assets	$1,362,936	$1,203,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes Payable	$10,262	$10,666
Current Portion of Long-Term Debt	9,462	8,325
Accounts Payable	186,521	164,989
Federal and State Income Taxes	—	5,086
Accrued Compensation	47,434	42,753
Other Current Liabilities	73,647	59,384
Total Current Liabilities	327,326	291,203
Long-Term Debt	228,269	155,120
Net Long-Term Deferred Income Tax Liabilities	10,430	12,201
Pension Liabilities	50,745	66,798
Other Long-Term Liabilities	68,724	63,395
Minority Interest	6,925	5,981
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock, no par value - Shares Outstanding:
2006 – 47,557,894; 2005 – 47,488,979	70,729	70,558
Retained Earnings	634,422	582,953
Accumulated Other Comprehensive Income (Loss),
Net of Income Taxes	(34,634)	(44,569)
Total Shareholders’ Equity	670,517	608,942
Total Liabilities and Shareholders’ Equity	$1,362,936	$1,203,640

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)
	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	October 1,	October 2,	October 3,
	2006	2005	2004
Net Sales	$3,265,856	$2,964,655	$2,868,597
Cost of Sales	2,293,934	2,098,590	2,035,096
Selling, General and Administrative Expenses	848,853	750,805	720,703
Exit and Impairment Charges	—	—	384
Operating Profit	123,069	115,260	112,414
Interest Expense	14,125	12,950	12,938
Interest Income	(630)	(2,812)	(2,271)
Investment (Gains) Losses	(4,447)	(3,388)	(981)
Minority Interest	624	952	1,564
Income Before Taxes	113,397	107,558	101,164
Income Tax Expense	41,061	38,960	36,505
Net Income	$72,336	$68,598	$64,659
Net Income Per Share:
Basic	$1.53	$1.45	$1.39
Diluted	$1.52	$1.44	$1.38
Weighted Average Number of Shares of Common
Stock Outstanding:
Basic.	47,233	47,206	46,489
Diluted	47,687	47,730	46,851

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
				Accumulated
	Common Stock			Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders’	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at September 28, 2003	46,223,233	$47,749	$489,135	$(41,619)	$495,265
Exercise of stock options, including tax
benefits of $643	507,525	8,897	—	—	8,897
Directors’ stock plan	—	(12)	—	—	(12)
Net earnings	—	—	64,659	—	64,659	$64,659
Dividends ($0.40 a share)	—	—	(18,606)	—	(18,606)
Foreign currency translation adjustment (net
of tax of $0)	—	—	—	1,301	1,301	1,301
Minimum pension liability adjustment
(net of tax benefit of $515)	—	—	—	(1,794)	(1,794)	(1,794)
Balance at October 3, 2004	46,730,758	56,634	535,188	(42,112)	549,710	$64,166
Exercise of stock options, including tax
benefits of $1,399	684,911	12,976	—	—	12,976
Directors’ stock plan	—	24	—	—	24
Restricted Stock Awards	73,310	924	—	—	924
Net earnings	—	—	68,598	—	68,598	$68,598
Dividends ($0. 44 a share)	—	—	(20,833)	—	(20,833)
Foreign currency translation adjustment (net
of tax of $52)	—	—	—	486	486	486
Minimum pension liability adjustment
(net of tax benefit of $2,157)	—	—	—	(2,943)	(2,943)	(2,943)
Balance at October 2, 2005	47,488,979	70,558	582,953	(44,569)	608,942	$66,141
Exercise of stock options, including tax
benefits of $914	313,814	5,597	—	—	5,597
Directors’ stock plan	—	2	—	—	2
Share-Based Compensation	153,692	2,545	—	—	2,545
Shares effectively purchased and retired for
withholding taxes	(3,591)	(74)	—	—	(74)
Shares purchased and retired	(395,000)	(7,899)	—	—	(7,899)
Net earnings	—	—	72,336	—	72,336	$72,336
Dividends ($0.44 a share)	—	—	(20,867)	—	(20,867)
Foreign currency translation adjustment (net
of tax of $216)	—	—	—	1,301	1,301	1,301
Minimum pension liability adjustment
(net of tax of $5,668)	—	—	—	8,634	8,634	8,634
Balance at October 1, 2006	47,557,894	$70,729	$634,422	$(34,634)	$670,517	$82,271

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	October 1,	October 2,	October 3,
	2006	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$72,336	$68,598	$64,659
Non-Cash Items Included in Net Income:
Depreciation and Amortization	88,910	77,856	77,415
Deferred Taxes	(8,353)	(9,528)	(4,736)
Net (Gain) Loss on Sale of Property	(1,811)	(2,300)	1,009
Impairment Losses	2,603	2,500	2,174
Share-Based Compensation	2,471	924	—
Other, Net	2,067	(2,614)	528
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(7,804)	(8,177)	(3,681)
Inventories	(15,840)	(16,541)	(16,734)
Other Current Assets	(1,717)	(1,253)	(227)
Accounts Payable	20,520	19,688	122
Other Current Liabilities	7,045	8,740	6,639
Other Long-Term Operating Accounts	(1,689)	8,291	7,918
Other, Net	1,000	200	100
Net Cash Provided by Operating Activities	159,738	146,384	135,186
INVESTING ACTIVITIES:
Capital Expenditures	(218,536)	(129,000)	(92,092)
Purchase of Other Investments	(47,771)	(53,532)	(31,416)
Acquired Favorable Leases	(1,695)	(15,340)	—
Cash Proceeds from Sale of Property and Partnership
Distributions	28,477	20,049	12,903
Proceeds from Sale of Temporary Investments	16,859	131,549	119,606
Purchase of Temporary Investments	(3,930)	(84,007)	(121,735)
Company-Owned Life Insurance, Net	191	(4,162)	(910)
Other, Net	(2,797)	(68)	2,248
Net Cash Used in Investing Activities	(229,202)	(134,511)	(111,396)
FINANCING ACTIVITIES:
Net (Payments on) Proceeds from Short-Term
Debt Borrowings	(812)	6,892	(79)
Net Proceeds from Revolver Borrowings	80,800	—	—
Proceeds from Long-Term Borrowings	2,639	—	449
Payments on Long-Term Debt	(9,447)	(8,242)	(31,417)
Dividends Paid	(20,867)	(20,833)	(18,606)
Proceeds from Stock Issued	4,683	11,577	8,254
Share-Based Compensation Tax Benefits	914	1,399	643
Purchase and Retirement of Common Stock	(7,899)	—	—
Other, Net	(544)	(60)	323
Net Cash Provided by (Used in) Financing Activities	49,467	(9,267)	(40,433)
(Decrease) Increase in Cash and Cash Equivalents	(19,997)	2,606	(16,643)
Cash and Cash Equivalents at Beginning of Year	49,185	46,579	63,222
Cash and Cash Equivalents at End of Year	$29,188	$49,185	$46,579

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

     The Company reviews its investments in entities to determine if such entities are deemed to be variable interest entities (VIE’s) as defined by FIN 46 and FIN 46-R. The Company will consolidate those VIE’s in which the Company is the primary beneficiary of the entity. As of the fiscal year ended on October 1, 2006, the Company concluded that it does not have any VIE’s that required consolidation.

Fiscal Year

     The Company’s fiscal year ends on the Sunday nearest to September 30. However, the Company’s Harris Teeter subsidiary’s fiscal periods end on the Tuesday following the Company’s fiscal period end. Fiscal years 2006 and 2005 include the 52 weeks ended October 1, 2006 (October 3, 2006 for Harris Teeter) and October 2, 2005 (October 4, 2005 for Harris Teeter), respectively. Fiscal year 2004 includes 53 weeks and ended on October 3, 2004 (October 5, 2004 for Harris Teeter).

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

Temporary Investments

     The Company has historically invested in various municipal and tax-exempt bonds and other similar investments in order to enhance its return on cash balances. The Company selects specific investments based on certain criteria, which include, but are not limited to, suitable liquidity and credit quality requirements. The carrying amount of temporary investments are recorded at their amortized costs which approximates their fair market values.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

     Harris Teeter recognizes allowances when the purpose for which the vendor funds were intended and committed to be used has been fulfilled and a cost has been incurred by the retailer. Thus, it is the Company’s policy to recognize the vendor allowance consistent with the timing of the recognition of the expense that the allowance is intended to reimburse and to determine the accounting classification consistent with the economic substance of the underlying transaction. Where the Company provides an identifiable benefit or service to the vendor apart from the purchase of merchandise, that transaction is recorded separately. For example, cooperative advertising allowances are accounted for as a reduction of advertising expense in the period in which the advertising cost is incurred. If the advertising allowance exceeds the cost of advertising, then the excess is recorded against the cost of sales in the period in which the related expense is recognized.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income. Property categories include $72,765,000 and $25,276,000 of accumulated costs for construction in progress at October 1, 2006 and October 2, 2005, respectively.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Deferred Rent

     The Company recognizes rent holidays, including the period of time the Company has access prior to the store opening, which typically includes construction and fixturing activity, and rent escalations on a straight-line basis over the term of the lease. The deferred rent amount is included in Other Long-Term Liabilities on the Company’s Consolidated Balance Sheets. In accordance with Financial Accounting Standards Board Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” the Company began expensing construction period rent as incurred as of the beginning of the second quarter of fiscal 2006.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Advertising

     Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $1,745,000, $1,464,000 and $1,440,000 in fiscal 2006, 2005 and 2004, respectively. Net advertising expenses of $23,311,000, $22,906,000, and $22,731,000 were included in the Company’s results of operations for fiscal 2006, 2005 and 2004, respectively.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Foreign Currency

     Assets and liabilities of foreign operations (if applicable) are translated at the current exchange rates as of the end of the accounting period, and revenues and expenses are translated using average exchange rates. The resulting translation adjustments are net of income taxes and accumulated as a component of other comprehensive income in shareholders’ equity.

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

Other Comprehensive Income

     Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders’ equity. The accumulated components of other comprehensive income, net of taxes at October 1, 2006 were accumulated net losses for additional minimum pension liability of $36,408,000 and accumulated net gains for foreign currency translation adjustments of $1,774,000.

Reclassifications

     To conform with classifications adopted in the current year, the financial statements for the prior year reflect certain reclassifications, which have no effect on net income.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

New Accounting Standards

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for the Company beginning in the first quarter of fiscal 2008. The Company has not finalized its assessment of the potential impact of adopting this Interpretation, but currently it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement is an amendment of other FASB Statements and requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This new standard becomes effective for the Company as of the end of its 2007 fiscal year ending September 30, 2007. Based on the Company’s initial assessment and the actuarial valuation as of October 1, 2006, the adoption of the new standard would effectively increase pension liabilities by $45.8 million, reduce shareholders’ equity (increase accumulated other comprehensive income (loss)) by $29.4 million, increase deferred tax benefits by $18.9 million and reduce intangible assets by $2.5 million.

INVENTORIES

     Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $20,514,000 and $18,267,000 less than the first-in, first-out (FIFO) cost method at October 1, 2006 and October 2, 2005, respectively. Foreign inventories and limited categories of domestic inventories, totaling $66,186,000 for fiscal 2006 and $61,767,000 for fiscal 2005, are valued on the weighted average and on the FIFO cost methods. At October 1, 2006 (October 2, 2005) the value of finished goods inventory was $234,492,000 ($218,216,000), work in progress was $7,443,000 ($7,251,000) and raw materials and supplies were $23,768,000 ($21,930,000).

COMPANY OWNED LIFE INSURANCE

     The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company’s consolidated balance sheets. The cash value of the Company’s life insurance policies were $47,950,000 at October 1, 2006 and $48,138,000 at October 2, 2005, and no policy loans were outstanding at either date.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

INTANGIBLE ASSETS

     The carrying amount of intangible assets at October 1, 2006 and October 2, 2005 was as follows (in thousands):

	2006	2005
Non-Amortizing Intangibles – Pension related intangible assets
Harris Teeter	$441	$463
American & Efird	85	55
Corporate	1,946	2,322
Total non-amortizing intangibles	2,472	2,840
Amortizing Intangibles :
Acquired favorable operating leases	17,034	15,340
Customer lists	5,681	4,961
Land use rights – foreign operations	4,057	4,042
Non-compete agreements	4,285	3,517
Trademarks, licenses and other	2,500	2,007
Total amortizing intangibles	33,557	29,867
Accumulated amortization	(3,351)	(1,070)
Total amortizing intangibles, net of accumulated amortization	30,206	28,797
Total intangible assets, net of accumulated amortization	$32,678	$31,637

     Amortizing intangibles for favorable acquired operating leases are recorded at Harris Teeter. All other amortizing assets are recorded by American & Efird. Amortization expense for intangibles was $1,409,000, $732,000 and $216,000 in fiscal years 2006, 2005, and 2004, respectively. Amortizing intangibles have remaining useful lives from three years to 50 years. Projected amortization expense for existing intangible assets is: $2,621,000, $2,598,000, $2,515,000, $2,259,000 and $1,817,000 for fiscal years 2007, 2008, 2009, 2010 and 2011, respectively.

     Acquired favorable operating leases resulted from the acquisition of six Winn-Dixie stores in the fourth quarter of fiscal 2005 and one separate store acquisition in the fourth quarter of fiscal 2006. The purchase price of the acquired stores has been allocated to the assets acquired based upon estimates of their fair value at the date of acquisition, which are subject to change.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

rentals based on sales, and certain store facilities are sublet under leases expiring during the next 16 years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term.

     Rent expense for the fiscal years was as follows (in thousands):

	2006	2005	2004
Minimum, net of sublease income	$79,281	$68,907	$64,369
Contingent	1,471	1,249	1,204
Total	$80,752	$70,156	$65,573

     Future minimum lease commitments (excluding leases assigned - see below) and total minimum sublease rental income to be received under non-cancelable subleases at October 1, 2006 were as follows (in thousands):

	Operating		Capital
	Leases	Subleases	Leases
2007	$80,292	$(2,586)	$2,586
2008	84,532	(2,291)	2,610
2009	88,877	(2,079)	2,607
2010	90,319	(1,942)	2,622
2011	88,079	(1,681)	2,637
Later years	984,729	(5,873)	39,185
Total minimum lease obligations (receivables)	$1,416,828	$(16,452)	52,247
Amount representing interest			(36,993)
Present value of net minimum obligation (included with long-term debt)			$15,254

     In connection with the closing of certain store locations, Harris Teeter has assigned leases to other merchants with recourse. These leases expire over the next 16 years and the future minimum lease payments totaling $75,686,000 over this period have been assumed by these merchants.

LONG-TERM DEBT

     Long-term debt at October 1, 2006 and October 2, 2005 was as follows (in thousands):

	2006	2005
6.48% Senior Note due $7,143 annually through April, 2011	$35,714	$42,857
7.72% Senior Note due April, 2017	50,000	50,000
7.55% Senior Note due July, 2017	50,000	50,000
Revolving Line of Credit, variable interest	80,800	—
Capital lease obligations	15,254	15,322
Other obligations	5,963	5,266
Total	237,731	163,445
Less current portion	9,462	8,325
Total long-term debt	$228,269	$155,120

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2007 - $9,462,000; 2008 - $8,096,000; 2009 - $ 8,634,000; 2010 - $ 8,090,000; 2011 - $ 88,473,000.

     On June 7, 2006, the Company and seven banks entered into a revolving line of credit that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011. The new revolving line of credit replaced a previously existing $200 million credit facility dated October 28, 2005 and includes two annual extension options of one year each if granted by the banks. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of October 1, 2006, the Company was in compliance with all financial covenants of the credit agreement. The Company is charged a variable commitment fee based on the unused balance net of trade and standby letters of credit which were $26,325,000 at October 1, 2006. The commitment fee rate based on the net unused balance was 0.120%, 0.225% and 0.225% for fiscal 2006, 2005 and 2004, respectively.

     Total interest expense on debt and capital lease obligations was $14,125,000, $12,950,000 and $12,938,000 for fiscal 2006, 2005 and 2004, respectively.

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

     The carrying amounts for certain of the Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company’s significant fixed interest debt obligations ($135.7 million of Senior Notes due at various dates through 2017) outstanding as of October 1, 2006 was $153,215,000 as compared to its carrying amount of $135,714,000. This estimated fair value is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities.

CAPITAL STOCK

     The capital stock of the Company authorized at October 1, 2006 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock. No shares of Preference Stock or Additional Preferred Stock were issued or outstanding at October 1, 2006.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

one share of common stock or an equivalent security for each qualifying right or may redeem each right at a price of $0.01. There are 600,000 shares of Series A Junior Participating Additional Preferred Stock reserved for issuance upon exercise of the rights.

     The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. During fiscal 2006, the Company purchased and retired 395,000 shares at a total cost of $7,899,000, or an average price of $20.00 per share pursuant to this plan. There were no stock purchases during fiscal 2005 or 2004.

STOCK OPTIONS AND STOCK AWARDS

     At October 1, 2006, the Company has 1993, 1995, 1997, 2000 and 2002 equity incentive plans, which were approved by the Company’s shareholders and authorized the issuance of 5,500,000 shares of common stock. Under certain stock option plans, the Company has granted incentive stock options to employees or nonqualified stock options to employees and outside directors. The Company’s incentive stock options generally become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and expire seven years from grant date and nonqualified stock options expire ten years from grant date. Historically and pursuant to the terms of certain plans, the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors at the time of their initial election to the Board. Under each of the stock option plans, the exercise price of each stock option shall be no less than the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). Certain of the plans also allow the Company to grant stock awards such as restricted stock. Under the plans, as of October 1, 2006 the Company may grant additional options or stock awards for the purchase of 1,699,000 shares.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

options were equal to the market price at the date of grant, expense has only been recorded for restricted stock awards in prior years. In accordance with the modified prospective method of transition, results for prior years have not been restated to reflect this change.

     In connection with the adoption of SFAS 123R, additional compensation cost of $645,000 was recorded during fiscal 2006 related to stock options that were not fully vested at the beginning of the fiscal year. The related tax deduction was $251,000, resulting in a net reduction to net income of $394,000. Due to the insignificant impact on net income, the adoption of SFAS 123R had no impact on basic and diluted earnings per share, and there was no significant impact on cash flow from continuing operations, cash flow from financing activities or cash flow from investing activities. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. No new options have been issued in fiscal 2005 or fiscal 2006.

     As previously discussed, no compensation cost was recognized in fiscal 2005 or fiscal 2004 for the stock options granted in fiscal 2004 and prior years. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s pro forma net income and basic and diluted net income per share would have been as follows (in thousands, except per share data):

		2005	2004
Net Income - as reported		$68,598	$64,659
Deduct:	Total stock-based employee compensation expense
	determined under the fair value based method,
	net of taxes	(647)	(1,136)
Net Income - proforma		$67,951	$63,523
Net Income Per Share -
Basic	- as reported	$1.45	$1.39
	- pro forma	1.44	1.37
Diluted	- as reported	1.44	1.38
	- pro forma	1.42	1.36

     A summary of the status of the Company’s stock awards as of October 1, 2006 and October 2, 2005, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

Stock Awards	October 1, 2006		October 2, 2005
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	116	$ 22.47	—	—
Granted	233	20.21	150	$ 22.47
Vested	(15)	22.06	—	—
Forfeited	(9)	21.64	(34)	22.47
Non-vested at end of period	325	20.92	116	22.47

     The stock awards are being expensed ratably over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,901,000 and $924,000 for fiscal 2006 and fiscal 2005, respectively. The remaining unamortized expense as of October 1, 2006 is $4,003,000, with a weighted average recognition period of 2.15 years.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     A summary of the status of the Company’s equity incentive plans as of October 1, 2006, October 2, 2005, and October 3, 2004, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2006		2005		2004
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,544	$15.78	2,329	$16.23	2,279	$16.07
Granted	—	—	—	—	622	16.89
Exercised	(339)	15.47	(719)	17.19	(530)	16.33
Forfeited	(7)	15.84	(66)	16.25	(42)	16.18
Expired	(19)	19.07	—	—	—	—
Outstanding at end of year	1,179	$15.82	1,544	$15.78	2,329	$16.23
Options exercisable at year end	611	$15.59	632	$15.86	972	$17.08

     The weighted average fair value at date of grant for options granted during fiscal 2004 was $4.00 per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: Expected life – 5.4 years; Risk-free interest rate – 3.25%; Volatility – 27.63%; and, Dividend yield – 2.33%.

     The total intrinsic value of stock options exercised during the fiscal 2006, fiscal 2005 and fiscal 2004 was $2,589,000, $3,926,000 and $1,904,000, respectively. The total cash received from these exercises for the exercise price and related tax deductions is included in the Statements of Consolidated Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock option exercises.

     The following table summarizes options outstanding and options exercisable as of October 1, 2006, and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

			Options Outstanding			Options Exercisable
			Shares	Remaining		Shares
Option Price per Share			Outstanding	Life	Price	Exercisable	Price
$11.50	to	$15.58	350	3.2	$13.72	202	$13.23
15.58	to	16.82	280	3.0	15.89	189	15.92
16.83	to	20.28	549	4.2	17.12	220	17.48
$11.50	to	$20.28	1,179	3.6	15.82	611	15.59

INCOME TAXES

     The provision for income taxes consisted of the following (in thousands):

	2006	2005	2004
CURRENT
Federal	$ 40,842	$ 40,160	$ 31,928
State and other	8,572	8,328	9,313
	49,414	48,488	41,241

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2006	2005	2004
DEFERRED
Federal	(5,906)	(8,618)	(2,609)
State and other	(2,447)	(910)	(2,127)
	(8,353)	(9,528)	(4,736)
Provision for income taxes	$ 41,061	$ 38,960	$ 36,505

     Income from foreign operations before income taxes in fiscal 2006, 2005 and 2004 was $4,040,000, $3,998,000 and $4,724,000, respectively. Income taxes provided for income from foreign operations in fiscal 2006, 2005 and 2004 was $422,000, $826,000 and $1,576,000, respectively, including the minority interest in such taxes.

     Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2006	2005	2004
Income tax on pre-tax income at the statutory
federal rate of 35%	$ 39,689	$ 37,645	$ 35,407
Increase (decrease) attributable to:
State and other income taxes, net of federal
income tax benefit	4,885	3,105	4,663
Employee Stock Ownership Plan (ESOP)	(1,127)	(1,211)	(1,404)
Company-owned Life Insurance	(1,721)	(1,235)	(1,388)
Other items, net	(665)	656	(773)
Income tax expense	$ 41,061	$ 38,960	$ 36,505

     The tax effects of temporary differences giving rise to the Company’s consolidated deferred tax assets and liabilities at October 1, 2006 and October 2, 2005 are as follows (in thousands):

	2006	2005
Deferred Tax Assets:
Employee benefits	$25,393	$27,105
Reserves not currently deductible	13,162	13,646
Vendor allowances	5,869	5,887
Rent obligations	18,133	13,179
Other	3,816	3,531
Total deferred tax assets	$66,373	$63,348

Deferred Tax Liabilities:
Property, plant and equipment	$(51,533)	$(52,100)
Undistributed earnings on foreign subsidiaries	(3,686)	(2,658)
Inventories	(7,520)	(6,168)
Other	(2,883)	(2,848)
Total deferred tax liabilities	$(65,622)	$(63,774)

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     As of October 1, 2006, the Company had approximately $8,775,000 of state and $3,615,000 of foreign cumulative net operating loss carryforwards, respectively. The state net operating losses will begin to expire in fiscal 2027 and the foreign net operating losses will begin to expire in fiscal 2007. A valuation allowance of $739,000 and $2,361,000 is included with net long-term deferred income taxes as of October 1, 2006 and October 2, 2005, respectively. The allowance was developed based upon the uncertainty of the realization of certain state and foreign deferred tax assets related to net operating losses and other foreign tax items. Although realization is not assured for the remaining deferred tax assets, it is considered more likely than not the deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

     Undistributed earnings of the Company’s foreign subsidiaries amount to approximately $21.1 million at October 1, 2006. Of those earnings, approximately $11.6 million are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal taxes and withholding taxes payable to the various foreign countries of approximately $4.2 million (less any applicable U.S. foreign tax credits).

     Dividends of $6.4 million were distributed during fiscal 2005 to take advantage of the temporary tax benefit of a dividend received deduction on the repatriation of cash dividends from foreign subsidiaries under the American Jobs Creation Act of 2004. A dividend received deduction of $5.5 million was recognized as part of the fiscal 2005 tax provision calculation. Income tax had not been previously provided on the majority of these undistributed foreign earnings paid as dividends since they were considered permanently invested and thus required no tax provision. The fiscal year 2005 net impact of providing tax on the foreign earnings and receiving the dividend received deduction was not significant.

INDUSTRY SEGMENT INFORMATION

     The Company operates primarily in two businesses: retail grocery (including the real estate and store development activities of the Company) - Harris Teeter and industrial thread (textile primarily), including technical textiles and embroidery thread - American & Efird. Harris Teeter operates a regional chain of supermarkets in the southeastern United States. American & Efird manufactures and distributes sewing thread for the apparel and other markets, technical textiles and embroidery thread throughout their global operations. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

     Summarized financial information for fiscal 2006, 2005 and 2004 is as follows (in millions):

	Industrial	Retail
	Thread	Grocery	Corporate (1)	Consolidated
2006
Net Sales	$343.2	$2,922.7		$3,265.9
Gross Profit	74.3	897.6		971.9
Operating Profit (Loss)	1.6	127.6	$(6.1)	123.1
Assets Employed at Year End	297.1	980.1	85.7	1,362.9
Depreciation and Amortization	18.1	69.6	1.2	88.9
Capital Expenditures	7.6	210.3	0.6	218.5

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Industrial	Retail
	Thread	Grocery	Corporate (1)	Consolidated
2005
Net Sales	$319.7	$2,645.0		$2,964.7
Gross Profit	78.2	787.9		866.1
Operating Profit (Loss)	9.0	113.6	$(7.3)	115.3
Assets Employed at Year End	286.0	793.8	123.8	1,203.6
Depreciation and Amortization	16.9	59.6	1.4	77.9
Capital Expenditures	13.6	115.4	—	129.0

2004
Net Sales	$296.2	$2,572.4		$2,868.6
Gross Profit	77.6	755.9		833.5
Operating Profit (Loss)	13.1	104.4	$(5.1)	112.4
Assets Employed at Year End	265.1	694.6	149.4	1,109.1
Depreciation and Amortization	17.5	58.5	1.4	77.4
Capital Expenditures	8.1	83.9	0.1	92.1
____________________

(1)	Corporate Operating Profit (Loss) includes a portion of compensation and benefits of holding company employees and certain other costs that are not related to the operating companies. Operating profit of the operating companies include all direct expenses and the common expenses incurred by the holding company on behalf of its operating subsidiaries. Corporate Assets Employed include property, equipment, cash and investment assets, and net cash surrender value of Company-owned life insurance.

     Geographic information for the Company’s fiscal years is based on the operating locations where the items were produced or distributed as follows (in thousands):

	2006	2005	2004
Net Revenues – Domestic United States	$3,089,776	$2,796,321	$2,711,164
Net Revenues – Foreign	176,080	168,334	157,433
	$3,265,856	$2,964,655	$2,868,597
Net Long-Lived Assets – Domestic United States	$726,128	$599,688	$519,862
Net Long-Lived Assets – Foreign	42,748	38,866	31,252
	$768,876	$638,554	$551,114

EMPLOYEE BENEFIT PLANS

     The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and supplemental retirement benefit plans for certain selected officers of the Company and its subsidiaries. There is a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives which is an unfunded, defined benefit plan. The Company’s Board of Directors approved changes to the Company’s retirement plans which generally became effective on October 1, 2005. Changes included the freezing of participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005. Other changes included the freezing of participation in and the cessation of Company contributions after December 31, 2005,

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

to the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, enhancements were made to the Company’s defined contribution plan that includes additional Company contributions to individual employee accounts. As a result of these changes, participants in the ESOP as of September 30, 2005 became fully vested in their ESOP account balances. The Company believes that the changes will result in better predictability of expenses in future years as well as result in expense reductions compared to what is expected to occur under the plans before the changes.

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

     The Company uses September 30th as the measurement date for its Company-sponsored defined benefit pension plan. The following table sets forth the change in benefit obligation and plan assets, as well as the defined benefit plans’ funded status and amounts recognized in the Company’s consolidated balance sheets at October 1, 2006 and October 2, 2005 for the Company-sponsored defined benefit pension plans (both funded pension and unfunded supplemental plan) (in thousands):

	Pension Plan		Supplemental Plan
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at the beginning of year	$282,356	$250,671	$29,814	$26,205
Service cost	1,562	11,473	880	703
Interest cost	15,514	14,557	1,604	1,470
Plan change	317	—	(348)	—
Actuarial (Gain) loss	(5,783)	18,936	244	2,729
Curtailment (gain)/loss	—	(3,975)	—	—
Special Termination Benefits	514	—	—	—
Benefits paid	(9,080)	(9,306)	(1,275)	(1,293)
Pension benefit obligation at end of year	285,400	282,356	30,919	29,814
Change in plan assets:
Fair value of assets at the beginning of year	202,601	174,558	—	—
Actual return on plan assets	14,541	18,880	—	—
Employer contribution	15,000	20,000	1,275	1,293
Benefits paid	(9,080)	(9,306)	(1,275)	(1,293)
Non-investment expenses	(1,857)	(1,531)	—	—
Fair value of assets at end of year	221,205	202,601	—	—
Funded status	(64,195)	(79,755)	(30,919)	(29,814)
Unrecognized net actuarial loss	95,427	106,190	10,085	10,592
Unrecognized prior service cost	947	828	1,524	2,012
Prepaid (accrued) benefit cost	$32,179	$27,263	$(19,310)	$(17,210)

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Pension Plan		Supplemental Plan
	2006	2005	2006	2005
Amounts recognized in the Consolidated Balance
Sheets consist of:
Accrued benefit liability	$(28,145)	$(45,763)	$(21,169)	$(21,035)
Intangible pension asset	947	828	1,525	2,012
Accumulated other comprehensive income	59,377	72,198	334	1,813
Net amount recognized	$32,179	$27,263	$(19,310)	$(17,210)

     The Company’s pension plans had accumulated benefit obligations in excess of the fair value of plan assets. Selected information concerning these plans is a follows (in thousands):

	Pension Plan		Supplemental Plan
	2006	2005	2006	2005
Projected benefit obligation	$285,400	$282,356	$30,919	$29,814
Accumulated benefit obligation	249,350	248,355	21,169	21,035
Fair value of plan assets	221,205	202,601	—	—

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

     Net periodic pension expense for defined benefit plans for fiscal 2006, 2005 and 2004 included the following components (in thousands):

	Pension Plan
	2006	2005	2004
Service cost	$1,562	$11,473	$10,947
Interest cost	15,514	14,557	13,260
Expected return on plan assets	(16,019)	(14,896)	(13,229)
Amortization of prior service cost	198	215	215
Recognized net actuarial loss	8,316	9,098	7,056
Net periodic pension expense	$9,571	$20,447	$18,249

	Supplemental Plan
	2006	2005	2004
Service cost	$880	$703	$481
Interest cost	1,605	1,470	1,329
Amortization of prior service cost	139	137	133
Recognized net actuarial loss	752	558	337
Net periodic pension expense	$3,376	$2,868	$2,280

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Net periodic pension expense for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The following table summarizes the assumptions utilized:

	2006	2005	2004
Weighted Average Discount Rate
(both Plans) – End of Year	5.75%	5.50%	5.75%
Rate of Increase in Future Payroll Costs:
Pension Plan	3.0%–8.0%*	4.0%–8.0%*	3.5%–4.0%
Supplemental Plan	6.0%	6.0%	6.0%
Assumed Long-Term Rate of Return on Assets
(Pension Plan only)	8.25%	8.25%	8.25%
____________________

*	Rate varies by age, higher rates are associated with lower aged participants.

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

     The supplemental plan is unfunded, with benefit payments being made from the Company’s general assets. Assets of the pension plan are invested in directed trusts. Assets in the directed trusts as of the fiscal year end were invested as follows:

Asset Class	2006	2005
Fixed income	30.0%	36.3%
Large cap domestic equities	30.1	32.8
Small cap domestic equities	11.3	11.0
International equities	7.0	6.3
Tactical asset allocation fund	11.2	11.0
Alternative Investments – Real Estate	3.7	—
Alternative Investments – Hedge Funds	4.6	—
Guaranteed investment contracts	0.7	0.8
Cash equivalents	1.4	1.8
	100%	100%

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

	Minimum		Maximum
Asset Class	Exposure	Target	Exposure
Investment grade fixed income and cash equivalents	30.0%	40.0%	50.0%
Domestic equities:	25.0	40.0	55.0
Large cap value	3.0	9.0	20.0
Large cap growth	3.0	9.0	20.0
Large cap core	3.0	10.0	20.0
Small cap value	0.0	6.0	12.0
Small cap growth	0.0	6.0	12.0
International equities:	5.0	10.0	15.0
International growth	0.0	5.0	10.0
International value	0.0	5.0	10.0
Alternative Investments:	0.0	10.0	20.0
Real Estate	0.0	5.0	10.0
Hedge Funds	0.0	5.0	10.0

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

     Since the Company’s supplemental plan is unfunded, the contributions to this plan is equal to the benefit payments made during the year. The Company expects to contribute $7.5 million for the pension plan and approximately $1.3 million for the supplemental plan during fiscal 2007.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company’s defined benefit pension plans (in thousands):

	Pension	Supplemental
	Plan	Plan
2007	$9,616	$1,290
2008	10,359	1,277
2009	11,132	1,263
2010	11,949	1,246
2011	12,808	1,227
Years 2012–2016	77,811	9,013

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The Company continues to maintain an ESOP even though participation has been frozen and the Company has ceased any further contributions as previously discussed. Under the ESOP the Company provided cash contributions, as determined by the Board of Directors, to a trust for the purpose of purchasing shares of the Company’s common stock on the open market. Such contributions were based on the Company’s net income for the fiscal year as a percentage of average shareholders’ equity. The total amount contributed was comprised of a base contribution of 1.5% of participants’ eligible compensation and an additional contribution of up to 3.5% of eligible compensation. At October 1, 2006, approximately 14% of the Company’s common shares outstanding were owned by employees as participants in the ESOP. The Company’s final contribution to this plan was made in December 2005.

     The Company also sponsors the Ruddick Retirement and Savings Plan which is a defined contribution retirement plan that was authorized for the purpose of providing retirement benefits for employees of the Company. The Ruddick Retirement and Savings Plan is a salary deferral plan pursuant to Section 401(k) of the Internal Revenue Code. The Company provides a matching contribution based on the amount of eligible compensation contributed by the associate. As previously mentioned, the Company implemented enhancements to this plan to include additional contributions to individual accounts based on age and years of service.

     The Company has certain deferred compensation arrangements which allow, or allowed in prior years, its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. These arrangements include (1) a directors’ compensation deferral plan, funded in a rabbi trust, the benefit and payment under such plan being made in the Company’s common stock that has historically been purchased on the open market, (2) a key management deferral plan, unfunded, the benefit liability under such plan determined on the basis of the performance of selected market investment indices, and (3) other compensation deferral arrangements, unfunded and only available to directors and select key management in prior years, the benefit liability for which is determined based on fixed rates of interest.

     In prior years the Company’s textile subsidiary maintained a profit sharing plan, the American and Efird, Inc. Employees’ Profit Sharing Plan (the A&E Plan), for most of its domestic employees. American & Efird provided discretionary cash contributions, as determined by its management and board based on annual profitability measures, to a trust for the benefit of the participants, who may elect to withdraw such benefit at any time. On March 1, 2005, the A&E Plan merged with the Ruddick Retirement and Savings Plan.

     Expenses under the defined contribution as well as the ESOP, profit sharing, deferred compensation and other plans, were as follows (in thousands):

	2006	2005	2004
Defined contribution	$16,864	$2,443	$2,222
ESOP	—	8,156	8,717
Profit sharing and other	3,159	2,011	1,569

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

COMPUTATION OF EARNINGS PER SHARE (EPS)

     The following table details the computation of EPS for fiscal 2006, 2005 and 2004 (in thousands except per share data):

	2006	2005	2004
Basic EPS:
Net income	$72,336	$68,598	$64,659
Weighted average common shares outstanding	47,233	47,206	46,489
Basic EPS	$ 1.53	$ 1.45	$ 1.39
Diluted EPS:
Net income	$72,336	$68,598	$64,659
Weighted average common shares outstanding	47,233	47,206	46,489
Potential common share equivalents	454	524	362
Weighted average common shares outstanding	47,687	47,730	46,851
Diluted EPS	$ 1.52	$ 1.44	$ 1.38
Calculation of potential common share equivalents:
Options to purchase potential common shares	1,354	1,788	2,007
Weighted shares outstanding – stock awards	204	65	—
Potential common shares assumed purchased	(1,104)	(1,329)	(1,645)
Potential common share equivalents	454	524	362
Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to
purchase common shares	$22,557	$29,457	$31,482
Weighted unamortized expense – stock awards	2,937	1,177	—
	$25,494	$30,634	$31,482
Common stock price used under the treasury
stock method	$ 23.09	$ 23.05	$ 19.14
Potential common shares assumed purchased	1,104	1,329	1,645

     Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 512,000 shares for the fiscal 2004.

COMMITMENTS AND CONTINGENCIES

     The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

     See “Leases” above in this Item 8 for additional commitments and contingencies.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following table sets forth selected cash payments and non-cash activity for fiscal 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Cash paid during the year for:
Interest	$16,486	$13,078	$12,727
Income Taxes	60,536	43,580	39,962
Non-cash activity:
Assets Acquired under Capital Leases	—	4,385	8,383

QUARTERLY INFORMATION (UNAUDITED)

     The Company’s stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated (in millions, except per share data):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2006 Operating Results
Net Sales	$ 796.7	$ 800.7	$ 830.2	$ 838.3	$ 3,265.9
Gross Profit	230.8	241.6	247.1	252.4	971.9
Net Income	16.9	19.7	17.8	17.9	72.3
Net Income Per Share:
Basic	0.36	0.42	0.38	0.38	1.53
Diluted	0.36	0.42	0.37	0.37	1.52
Dividend Per Share	0.11	0.11	0.11	0.11	0.44
Market Price Per Share:
High	23.94	24.75	24.83	26.50	26.50
Low	19.28	20.84	21.93	22.40	19.28
2005 Operating Results
Net Sales	$ 726.9	$ 735.5	$ 749.8	$ 752.5	$ 2,964.7
Gross Profit	209.2	219.5	220.0	217.4	866.1
Net Income	16.6	18.8	17.8	15.4	68.6
Net Income Per Share:
Basic	0.35	0.40	0.38	0.33	1.45
Diluted	0.35	0.39	0.37	0.32	1.44
Dividend Per Share	0.11	0.11	0.11	0.11	0.44
Market Price Per Share:
High	22.53	24.25	26.25	28.24	28.24
Low	19.25	19.65	21.67	22.08	19.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. As of October 1, 2006, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of October 1, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

     (c) Attestation report of the registered public accounting firm. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 1, 2006, has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which appears in Item 8, Financial Statement and Supplementary Data included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of October 1, 2006.

     (d) Changes in internal control over financial reporting. During the Company’s fourth fiscal quarter of 2006, there has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     For information regarding executive officers, refer to “Executive Officers of the Registrant” in Item 4A hereof. Other information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company’s 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”).

Code of Ethics and Code of Business Conduct and Ethics

     The Company has adopted a written Code of Ethics (the “Code of Ethics”) that applies to our Chairman of the Board, President and Chief Executive Officer, Vice President-Finance and Chief Financial Officer and our Vice President and Treasurer. The Company has also adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. Each of our operating subsidiaries maintains a code of ethics tailored to their businesses. The Code of Ethics and Code of Conduct are available on the Company’s website, www.ruddickcorp.com, under the “Corporate Governance” caption, and print copies are available to any shareholder that requests a copy. Any such requests should be directed to: Ruddick Corporation, 301 South Tryon Street, Suite 1800, Charlotte, North Carolina 28202, Attention: Corporate Secretary. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company’s website promptly following the date of such amendment or waiver. Information on the Company’s website, however, does not form a part of this Form 10-K.

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

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors -Directors’ Fees and Attendance” and “Executive Compensation” in the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by this item is incorporated herein by reference to the sections entitled “Principal Shareholders,” “Election of Directors-Beneficial Ownership of Company Stock” and “Equity Compensation Plan Information” in the 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the 2007 Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated herein by reference to the section entitled “Selection of Independent Public Accountants” in the 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:		Page

	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	27

		Consolidated Balance Sheets, October 1, 2006 and October 2, 2005	29

		Statements of Consolidated Income for the fiscal years ended
		October 1, 2006, October 2, 2005, and October 3, 2004	30

		Statements of Consolidated Shareholders’ Equity and Comprehensive Income
		for the fiscal years ended October 1, 2006, October 2, 2005,
		and October 3, 2004	31

		Statements of Consolidated Cash Flows for the fiscal years ended
		October 1, 2006, October 2, 2005, and October 3, 2004	32

		Notes to Consolidated Financial Statements	33

	(2)	Financial Statement Schedules: The following report and financial
		statement schedules are filed herewith:

		Schedule I – Valuation and Qualifying Accounts and Reserves	S-1

		All other schedules are omitted as the required information is
		inapplicable or the information is presented in the consolidated
		financial statements or related notes thereto.

	(3)	Index to Exhibits: The following exhibits are filed with this report
		or, as noted, incorporated by reference herein.

Exhibit
Number	Description of Exhibit
3.1*	Restated Articles of Incorporation of the Company, dated December 14, 2000, incorporated herein by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002 (Commission File No. 1-6905).

4.1*	Credit Agreement for up to an aggregate of $100,000,000 entered into as of May 14, 2002, by and between the Company and each of Branch Banking and Trust Company and RBC Centura Bank as lenders and Wachovia Bank, National Association as lender and administrative agent, incorporated herein by reference to Exhibit 4.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (Commission File No. 1-6905).

4.2*	$50,000,000 6.48% Series A Senior Notes due March 1, 2011 and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 1-6905).

Exhibit
Number	Description of Exhibit
4.3*	$50,000,000 7.55% Senior Series B Notes due July 15, 2017 and $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the registrant’s Annual Report on Form 10-K for the fiscal year period ended September 28, 1997 (Commission File No. 1-6905).

4.4*	Credit Agreement for up to an aggregate of $200,000,000 dated October 28, 2005, among Ruddick Corporation, as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank and RBC Centura Bank, as Lenders, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated October 28, 2005 (Commission File No. 1-6905).

4.5*	Credit Agreement, dated June 7, 2006, among Ruddick Corporation as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank, RBC Centura, Bank of America, N.A., Harris N.A. and JPMorgan Chase Bank, N.A. as Lenders and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated June 7, 2006 (Commission File No. 1-6905).

The Company has other long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Commission upon request.

10.1*	Description of Incentive Compensation Plans, incorporated herein by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996 (Commission No. 1-6905).**

10.2*	Supplemental Executive Retirement Plan of Ruddick Corporation, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.3*	Resolutions adopted by the Board of Directors of the Company and the Plan’s Administrative Committee with respect to benefits payable under the Company’s Supplemental Executive Retirement Plan to Alan T. Dickson and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.4*	Deferred Compensation Plan for Key Employees of Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.5*	1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

10.6*	Description of the Ruddick Corporation Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.7*	Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

Exhibit
Number	Description of Exhibit
10.8*	Rights Agreement dated November 16, 2000 by and between the Company and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

10.9*	Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

10.10*	Ruddick Corporation 1995 Comprehensive Stock Option Plan (the “1995 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.11*	Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan (the “1997 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

10.12*	Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.13*	Ruddick Corporation Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.14*	Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan (the “2000 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.15*	Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-6905).**

10.16*	Ruddick Corporation Flexible Deferral Plan, incorporated herein by reference to Exhibit 10.22 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002 (Commission File No. 1-6905).**

10.17*	Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan (the “2002 Plan”), incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905).**

10.18*	Form of Ruddick Corporation Non-Employee Director Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.19*	Form of Ruddick Corporation Incentive Stock Option Award Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.20*	Form of Ruddick Corporation Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.21*	Form of Ruddick Corporation Restricted Stock Award Agreement for use in connection with the 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

Exhibit
Number	Description of Exhibit
10.22*	Summary of Executive Bonus Plan, incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (Commission File No. 1-6905).**

10.23*	Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 16, 2006 (Commission File No. 1-6905).**

10.24*	Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of Alan T. Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).**

10.25*	Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of R. Stuart Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).**

10.26+	Summary of Non-Employee Director Compensation.

21+	List of Subsidiaries of the Company.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

*	Incorporated by reference.

**	Indicates management contract or compensatory plan required to be filed as an Exhibit.

+	Indicates exhibits filed herewith and follow the signature pages.

(b)	Exhibits See (a )(3) above.

(c)	Financial Statement Schedules See (a) (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: December 6, 2006	BY:	/S/	THOMAS W. DICKSON
Thomas W. Dickson,
Chairman of the Board, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ THOMAS W. DICKSON	Chairman of the Board , President	December 6, 2006
Thomas W. Dickson	and Chief Executive Officer and
Director (Principal Executive
Officer)
/s/ JOHN B. WOODLIEF	Vice President – Finance and	December 6, 2006
John B. Woodlief	Chief Financial Officer (Principal
Financial Officer)
/s/ RONALD H. VOLGER	Vice President and Treasurer	December 6, 2006
Ronald H. Volger	(Principal Accounting Officer)
/s/ JOHN R. BELK	Director	December 6, 2006
John R. Belk
/s/ EDWIN B. BORDEN, JR.	Director	December 6, 2006
Edwin B. Borden, Jr.
/s/ JOHN P. DERHAM CATO	Director	December 6, 2006
John P. Derham Cato
/s/ ALAN T. DICKSON	Director	December 6, 2006
Alan T. Dickson
/s/ R. STUART DICKSON	Director	December 6, 2006
R. Stuart Dickson
/s/ JAMES E. S. HYNES	Director	December 6, 2006
James E. S. Hynes
/s/ ANNA S. NELSON	Director	December 6, 2006
Anna S. Nelson
/s/ BAILEY W. PATRICK	Director	December 6, 2006
Bailey W. Patrick
/s/ ROBERT H. SPILMAN, JR.	Director	December 6, 2006
Robert H. Spilman, Jr.
/s/ HAROLD C. STOWE	Director	December 6, 2006
Harold C. Stowe
/s/ ISAIAH TIDWELL	Director	December 6, 2006
Isaiah Tidwell

SCHEDULE I

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
October 3, 2004, October 2, 2005
and October 1, 2006 (in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
		ADDITIONS
	BALANCE AT	CHARGED TO			BALANCE
	BEGINNING OF	COSTS AND			AT END
DESCRIPTION	FISCAL YEAR	EXPENSES	DEDUCTIONS		OF PERIOD
Fiscal Year Ended October 3, 2004:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$3,962	$ 953	$1,745	*	$3,170
Reserves For Exit Costs	$ 368	$ —	$ 230		$ 138
Fiscal Year Ended October 2, 2005:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$3,170	$1,741	$ 780	*	$4,131
Reserves For Exit Costs	$ 138	$ —	$ 138		$ —
Fiscal Year Ended October 1, 2006:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$4,131	$ 731	$1,143	*	$3,719
____________________

*     Represents accounts receivable balances written off as uncollectible, less recoveries.

S-1