Form 10-Q
period 2006-12-31
RUDDICK CORP
filed 2007-02-07
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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
Large accelerated filer     X                Accelerated filer _____             Non-accelerated filer _____

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                  No     X

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of February 2, 2007
Common Stock	47,890,007 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – December 31, 2006 (unaudited) and October 1, 2006	1

	Consolidated Condensed Statements of Operations (unaudited) -
	13 Weeks Ended December 31, 2006 and January 1, 2006	2

	Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income (unaudited) –
	13 Weeks Ended December 31, 2006 and January 1, 2006	3

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	13 Weeks Ended December 31, 2006 and January 1, 2006	4

	Notes to Consolidated Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	December 31, 2006	October 1, 2006
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$15,761	$29,188
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,996 and $3,719	103,995	88,582
Refundable Income Taxes	-	6,412
Inventories	283,554	265,703
Net Current Deferred Income Tax Benefits	12,039	11,181
Prepaid and Other Current Assets	19,653	24,379
Total Current Assets	435,002	425,445
Property, Net	744,169	723,985
Investments	105,897	106,942
Goodwill	8,169	8,169
Intangible Assets	31,990	32,678
Other Long-Term Assets	68,124	65,717
Total Assets	$1,393,351	$1,362,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes Payable	$11,217	$10,262
Current Portion of Long-Term Debt and Capital Lease Obligations	9,456	9,462
Accounts Payable	184,246	186,521
Federal and State Income Taxes	7,524	-
Accrued Compensation	29,153	47,434
Other Current Liabilities	75,252	73,647
Total Current Liabilities	316,848	327,326
Long-Term Debt and Capital Lease Obligations	248,562	228,269
Net Long-Term Deferred Income Tax Liabilities	6,975	10,430
Pension Liabilities	52,744	50,745
Other Long-Term Liabilities	73,591	68,724
Minority Interest	7,095	6,925
Commitments and Contingencies	-	-
Shareholders’ Equity
Common Stock, no par value - Shares Outstanding: 47,855,847 at December 31, 2006 and
47,557,894 at October 1, 2006	73,835	70,729
Retained Earnings	647,455	634,422
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(33,754)	(34,634)
Total Shareholders’ Equity	687,536	670,517
Total Liabilities and Shareholders’ Equity	$1,393,351	$1,362,936

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)
(unaudited)

	13 Weeks Ended	13 Weeks Ended
	December 31,	January 1,
	2006	2006
Net Sales	$880,774	$796,636
Cost of Sales	619,362	565,793
Selling, General and Administrative Expenses	227,601	200,616
Operating Profit	33,811	30,227
Interest Expense	4,377	3,514
Interest Income	(30)	(323)
Investment Gains	(27)	(151)
Minority Interest	170	92
Income Before Taxes	29,321	27,095
Income Tax Expense	11,024	10,188
Net Income	$18,297	$16,907

Net Income Per Share:
Basic	$0.39	$0.36
Diluted	$0.38	$0.36

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,433	47,249
Diluted	47,973	47,613

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders’	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at October 2, 2005	47,488,979	$70,558	$582,953	$(44,569)	$608,942
Exercise of stock options,
including tax benefits of $54	53,415	852	-	-	852
Directors’ stock plan	-	1	-	-	1
Share-based Compensation	156,343	502	-	-	502
Shares effectively purchased and retired
for withholding taxes	(3,495)	(71)	-	-	(71)
Shares purchased and retired	(395,000)	(7,899)	-	-	(7,899)
Net earnings	-	-	16,907	-	16,907	$16,907
Dividends ($0.11 a share)	-	-	(5,246)	-	(5,246)
Foreign currency translation adjustment
(including tax expense of $9)	-	-	-	(111)	(111)	(111)
Balance at January 1, 2006	47,300,242	$63,943	$594,614	$(44,680)	$613,877	$16,796

Balance at October 1, 2006	47,557,894	$70,729	$634,422	$(34,634)	$670,517
Exercise of stock options,
including tax benefits of $1,025	120,802	2,605	-	-	2,605
Share-based Compensation	192,033	926	-	-	926
Shares effectively purchased and retired
for withholding taxes	(14,882)	(425)	-	-	(425)
Net earnings	-	-	18,297	-	18,297	$18,297
Dividends ($0.11 a share)	-	-	(5,264)	-	(5,264)
Foreign currency translation adjustment
(including tax expense of $195)	-	-	-	880	880	880
Balance at December 31, 2006	47,855,847	$73,835	$647,455	$(33,754)	$687,536	$19,177

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	13 Weeks Ended	13 Weeks Ended
	December 31,	January 1,
	2006	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$18,297	$16,907
Non-Cash Items Included in Net Income
Depreciation and Amortization	24,006	21,439
Deferred Taxes	(4,314)	(4,273)
Net Loss on Sale of Property	81	116
Impairment Losses	-	1,180
Share-Based Compensation	926	502
Other, Net	1,007	(96)
Changes in Operating Accounts Utilizing Cash	(29,690)	(28,647)
Net Cash Provided by Operating Activities	10,313	7,128

INVESTING ACTIVITIES:
Capital Expenditures	(40,633)	(36,494)
Purchase of Other Investments	(1,512)	(9,575)
Cash Proceeds from Sale of Property and Partnership Distributions	6,224	8,970
Proceeds from Sale of Temporary Investments	-	16,859
Purchase of Temporary Investments	-	(3,930)
Company-Owned Life Insurance, Net	(1,769)	(1,928)
Other, Net	(1,423)	(401)
Net Cash Used in Investing Activities	(39,113)	(26,499)

FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	955	(1,203)
Net Proceeds from Revolver Borrowings	17,500	-
Proceeds from Long-Term Borrowings	-	2,427
Payments on Long-Term Debt	(186)	(274)
Dividends Paid	(5,264)	(5,246)
Proceeds from Stock Issued	1,580	798
Share-Based Compensation Tax Benefits	1,025	54
Purchase and Retirement of Common Stock	-	(7,899)
Other, Net	(237)	(276)
Net Cash Provided by (Used in) Financing Activities	15,373	(11,619)
Decrease in Cash and Cash Equivalents	(13,427)	(30,990)
Cash and Cash Equivalents at Beginning of Period	29,188	49,185
Cash and Cash Equivalents at End of Period	$15,761	$18,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$4,206	$3,380
Income Taxes	622	6,603
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	2,975	-

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

Description of Business
Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) operates a regional chain of supermarkets in seven southeastern states, and American & Efird, Inc. (“A&E”) manufactures and distributes industrial sewing thread, embroidery thread and technical textiles on a global basis.

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements include the accounts of Ruddick Corporation and subsidiaries, including its wholly-owned operating companies, Harris Teeter and A&E, collectively referred to herein as the Company. All material intercompany amounts have been eliminated. To the extent that non-affiliated parties held minority equity investments in joint ventures of the Company, such investments are classified as minority interest.

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006.

The Company’s Consolidated Condensed Balance Sheet as of October 1, 2006 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended December 31, 2006 are not necessarily indicative of results for a full year.

Reporting Periods
The Company’s quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company’s fiscal year ends on the Sunday nearest to September 30. However, Harris Teeter’s fiscal periods end on the Tuesday following the Company’s fiscal period end.

Derivatives
The Company has not engaged in any material derivative and hedging transactions or activities during any of the periods presented.

Reclassifications
To conform with classifications adopted in the current year, the financial statements for the prior year reflect certain reclassifications, which have no effect on net income.

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit (loss) by each of the Company’s business segments and for the holding company (“Corporate”) for the 13 weeks ended December 31, 2006 and January 1, 2006 (in thousands):

	Retail	Industrial
	Grocery	Thread	Corporate	Consolidated
13 Weeks Ended December 31, 2006:
Net Sales	$ 796,261	$ 84,513	$-	$ 880,774
Operating Profit (Loss)	35,438	404	(2,031)	33,811

13 Weeks Ended January 1, 2006:
Net Sales	$ 716,122	$ 80,514	$-	$ 796,636
Operating Profit (Loss)	33,332	(1,331)	(1,774)	30,227

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

		13 Weeks Ended
December 31, 2006		January 1, 2006
Basic EPS:
Net income	$18,297	$16,907
Weighted average common shares outstanding	47,433	47,249
Basic EPS	$0.39	$0.36

Diluted EPS:
Net income	$18,297	$16,907
Weighted average common shares outstanding	47,433	47,249
Potential common share equivalents	540	364
Weighted average common shares outstanding	47,973	47,613
Diluted EPS	$0.38	$0.36

Calculation of potential common share equivalents:
Options to purchase potential common shares	1,096	1,504
Weighted shares outstanding – stock awards	253	226
Potential common shares assumed purchased	(809)	(1,366)
Potential common share equivalents	540	364

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$18,732	$25,004
Weighted unamortized expense – stock awards	3,658	4,057
	$22,390	$29,061
Common stock price used under the treasury stock method	$27.68	$21.28
Potential common shares assumed purchased	809	1,366

Restricted shares that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 134,330 and 114,470 performance shares for the 13 weeks ended December 31, 2006 and January 1, 2006, respectively were excluded from the computation of diluted shares. All outstanding stock options were included in the calculation of potential common share equivalents for the 13 weeks ended December 31, 2006 and January 1, 2006.

Employee Benefit Plans
The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental executive retirement plan (“SERP”) for certain selected officers and directors of the Company and its subsidiaries. There is a qualified pension plan which is a non-contributory, funded defined benefit plan, a qualified funded defined contribution retirement plan and the SERP which is an unfunded, defined benefit plan.

The following tables summarize the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both funded pension and unfunded supplemental plan) (in thousands):

		13 Weeks Ended
	December 31, 2006	January 1, 2006
Funded Pension Plan:
Service cost	$375	$880
Interest cost	2,975	3,723
Expected return on plan assets	(3,198)	(3,961)
Amortization of prior service cost	40	40
Recognized net actuarial loss	1,278	2,574
Net periodic pension expense	$1,470	$3,256

Unfunded Supplemental Executive Retirement Plan:
Service cost	$200	$226
Interest cost	435	413
Amortization of prior service cost	27	36
Recognized net actuarial loss	192	193
Net periodic pension expense	$854	$868

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006, the Company’s current funding policy for its qualified funded pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions. The Company presently anticipates contributing approximately $7.5 million to its pension plan in the third quarter of fiscal 2007. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Contributions to the Company’s SERP are equal to the benefit payments made during the year. The Company has contributed $358,000 during the 13 weeks ended December 31, 2006, and anticipates contributing approximately $1,073,000 more for expected future benefit payments during the remainder of fiscal 2007.

Expense related to the Company’s defined contribution retirement plan amounted to $4,334,000 and $3,307,000 for the 13 weeks ended December 31, 2006 and January 1, 2006, respectively.

Equity Incentive Plans
The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as restricted stock. As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006, the Company’s Board of Directors began approving stock awards in lieu of stock options beginning in November 2004.

A summary of the status of the Company’s stock awards as of December 31, 2006 and January 1, 2006, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

			13 Weeks Ended
Stock Awards	December 31, 2006		January 1, 2006
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	325	$20.92	116	$22.55
Granted	269	28.63	229	20.18
Vested	(47)	21.45	(15)	22.06
Forfeited	(56)	20.18	(1)	22.14
Non-vested at end of period	491	25.17	329	20.92

The stock awards are being expensed ratably over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $809,000 and $307,000 for the 13 weeks ended December 31, 2006 and January 1, 2006, respectively. Unamortized expense related to these awards as of December 31, 2006 amounted to $9,699,000, with a weighted average recognition period of 2.71 years.

A summary of the status of the Company’s stock option plans as of December 31, 2006 and January 1, 2006, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

			13 Weeks Ended
Stock Options	December 31, 2006		January 1, 2006
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,179	$15.81	1,544	$15.78
Exercised	(144)	15.49	(61)	15.58
Forfeited	-	-	(19)	19.27
Outstanding at end of period	1,035	15.87	1,464	15.75
Ending vested and expected to vest	1,028	15.86	1,446	15.74
Options exercisable at end of period	741	15.71	886	15.54

The total intrinsic value of stock options exercised during the 13 weeks ended December 31, 2006 and January 1, 2006 was $1,768,000 and $283,000, respectively. The total cash received from these exercises for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The aggregate intrinsic value of outstanding options as of December 31, 2006 and January 2006 was $12,460,000 and $8,042,000, respectively. The aggregate intrinsic value of vested and expected to vest options as of December 31, 2006 and January 1, 2006 was $12,376,000 and $7,951,000, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2006 and January 1, 2006 was $9,034,000 and $5,051,000, respectively. The Company has historically issued new shares to satisfy the stock option exercises.

The following table summarizes the stock options outstanding and exercisable as of December 31, 2006:

			Options Outstanding			Options Exercisable
			Shares	Remaining		Shares
Option Price per Share			Outstanding	Life	Price	Exercisable	Price
$11.50	to	$15.58	298	3.1	$13.85	224	$13.67
15.58	to	16.82	242	2.9	15.90	242	15.90
16.82	to	20.28	495	4.2	17.06	275	17.21
$11.50	to	$20.28	1,035	3.6	15.87	741	15.71

Compensation expense related to stock options amounted to $117,000 and $195,000 for the 13 weeks ended December 31, 2006 and January 1, 2006, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. No new options were issued in fiscal 2007 or fiscal 2006.

Inventory
As of December 31, 2006, the value of finished goods was $251,558,000, work in progress was $6,445,000, and raw materials and supplies were $25,551,000.

Intangible Assets
The following tables summarize the carrying amount of intangible assets as of December 31, 2006 and October 1, 2006 (in thousands):

	December 31, 2006	October 1, 2006
Non-Amortizing Intangibles – Pension related intangible assets:
Harris Teeter	$441	$441
American & Efird	85	85
Corporate	1,946	1,946
Total non-amortizing intangibles	2,472	2,472

Amortizing Intangibles:
Acquired favorable operating leases	17,034	17,034
Customer lists	5,537	5,681
Land use rights – foreign operations	4,073	4,057
Non-compete agreements	4,286	4,285
Trademarks, licenses and other	2,551	2,500
Total amortizing intangibles	33,481	33,557
Accumulated amortization	(3,963)	(3,351)
Total amortizing intangibles, net of accumulated amortization	29,518	30,206

Total intangible assets, net of accumulated amortization	$31,990	$32,678

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangibles are recorded by American & Efird. Amortization expense for intangibles was $612,000 and $546,000 for the 13 weeks ended December 31, 2006 and January 1, 2006, respectively. Amortizing intangibles have remaining useful lives from 3 years to 50 years. Projected amortization expense for existing intangible assets is: $2,055,000 for the remainder of fiscal 2007 and $2,651,000, $2,569,000, $2,335,000 and $1,897,000 for fiscal years 2008, 2009, 2010 and 2011, respectively.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 15 years, and the future minimum lease payments of approximately $73.4 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management’s opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $7.0 million for the remainder of fiscal 2007 (29 stores), $8.9 million in fiscal 2008 (28 stores), $8.3 million in fiscal 2009 (27 stores), $7.4 million in fiscal 2010 (22 stores), $6.9 million in fiscal 2011 (17 stores) and $34.9 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $25.7 million at December 31, 2006.

New Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for the Company beginning in the first quarter of fiscal 2008. The Company has not finalized its assessment of the potential impact of adopting this Interpretation, but currently it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the Company’s 2007 fiscal year ending on September 30, 2007. The Company is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the segment) – Harris Teeter, and industrial thread (textile primarily), including embroidery thread and technical textiles – American & Efird. Harris Teeter operates a regional chain of supermarkets in the southeastern United States. American & Efird manufactures and distributes sewing thread for the apparel and other markets, embroidery thread and technical textiles through their global operations. The Company evaluates performance of its two businesses utilizing various measures which are primarily based on operating profit.

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

As previously disclosed, Harris Teeter has increased its new store development program. Since the end of the first quarter of fiscal 2006, Harris Teeter has opened twenty new stores while closing or divesting nine stores for a net addition of eleven stores. The company operated 155 stores at December 31, 2006. Much of the Company’s new store growth is focused on the Company’s expanding Northern Virginia Market. The new store development program has resulted in increased new store opening expenses, which includes pre-opening rent, labor and associated fringe benefits and recruiting and relocation costs incurred prior to a new store opening.

Business conditions for A&E’s customers in the textile and apparel industry remain challenging in the Americas due to the continued shift of apparel sourcing outside the Americas. Additionally, A&E continues to face highly competitive pricing in its markets. In response, A&E has focused on strategic initiatives that enhance its global footprint and diversify its product lines. A&E has continued to make significant progress in the transformation of its business that is designed to move from a dependence on the U.S. apparel industry to a company that serves its global customers in a variety of industries that utilize threads and technical textiles.

Consolidated
The following table sets forth the operating profit components by each of the Company’s business segments and for the holding company (“Corporate”) for the 13 weeks ended December 31, 2006 and January 1, 2006. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	December 31, 2006		January 1, 2006
					% Inc.
		% to Total		% to Total	(Dec.)
Net Sales
Harris Teeter	$796,261	90.4	$716,122	89.9	11.2
American & Efird	84,513	9.6	80,514	10.1	5.0
Total	$880,774	100.0	$796,636	100.0	10.6

		% to Sales		% to Sales
Gross Profit
Harris Teeter	$242,844	27.57	$214,317	26.90	13.3
American & Efird	18,568	2.11	16,526	2.08	12.4
Total	261,412	29.68	230,843	28.98	13.2

Selling, General and Admin. Expenses
Harris Teeter	207,406	23.55	180,985	22.72	14.6
American & Efird	18,164	2.06	17,857	2.25	1.7
Corporate	2,031	0.23	1,774	0.22	14.5
Total	227,601	25.84	200,616	25.19	13.5

Operating Profit (Loss)
Harris Teeter	35,438	4.02	33,332	4.18	6.3
American & Efird	404	0.05	(1,331)	(0.17)	n.a.
Corporate	(2,031)	(0.23)	(1,774)	(0.22)	14.5
Total	33,811	3.84	30,227	3.79	11.9

Other Expense, net	4,490	0.51	3,132	0.39	43.3
Income Tax Expense	11,024	1.25	10,188	1.28	8.2
Net Income	$18,297	2.08	$16,907	2.12	8.2

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the first quarter of fiscal 2007 represented 5.3% of the consolidated net sales of the Company compared to 4.9% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to sales increased during the first quarter of fiscal 2007 over the prior year period as a result of gross profit improvement at both of the Company’s operating subsidiaries. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales increased as a result of increased operating costs at Harris Teeter and Corporate. The increase in Corporate expenses was due, in part, to increased costs associated with certain corporate benefit programs, including stock incentive plans. SG&A expenses as a percent to sales at A&E decreased in the first quarter of fiscal 2007 from the prior year period primarily as a result of the fixed costs leverage created by sales increases. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased over the prior year period by $1.2 million as a result of borrowings under the Company’s credit facility in support of Harris Teeter’s new store opening program, and lower interest income due to the utilization of the Company’s temporary investment portfolio.

The effective income tax rate remained constant at 37.6% in the first quarter of fiscal 2007 as compared to the prior year period. The rate for the current period represents the Company’s expected annual effective rate for fiscal 2007.

As a result of the items discussed above, consolidated net income for the first quarter of fiscal 2007 increased 8.2% over the prior year period.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company’s Harris Teeter supermarket subsidiary for the 13 weeks ended December 31, 2006 and January 1, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	December 31, 2006		January 1, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$796,261	100.00	$716,122	100.00	11.2
Cost of Sales	553,417	69.50	501,805	70.07	10.3
Gross Profit	242,844	30.50	214,317	29.93	13.3
SG&A Expenses	207,406	26.05	180,985	25.28	14.6
Operating Profit	$35,438	4.45	$33,332	4.65	6.3

Sales increased by 11.2% in the first quarter of fiscal 2007 as compared to the prior year period. The increase in sales was attributable to new store activity and comparable store sales increases and was partially offset by store closings and divestitures. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $56.4 million for the comparable periods. Comparable store sales (see definition below) increased 3.31% ($22.7 million) in the first quarter of fiscal 2007 as compared to 4.25% ($27.1 million) in the first quarter of fiscal 2006. Comparable store sales are negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth in times of changes in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of “comparable store sales,” Harris Teeter has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed upon the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales.

Gross profit as a percent to sales increased during the first quarter of fiscal 2007 from the prior year period as a result of Harris Teeter’s effective retail pricing and targeted promotional spending programs. Improvements have also been realized from the continued emphasis the company places on distribution and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to sales increased in the first quarter of fiscal 2007 from the prior year period primarily as a result of incremental costs associated with the company’s new store development program and increased store supply costs, bank card fees and employee benefit costs. Sales increases provided the leverage to offset, in part, some of these increased operating costs. New store pre-opening costs (comprised of pre-opening rent, labor and associated fringe benefits and recruiting and relocation costs incurred prior to a new store opening) included with SG&A expenses amounted to $5.0 million (0.62% to sales) for the first quarter of fiscal 2007 as compared to $1.6 million (0.23% to sales) for the first quarter of fiscal 2006. The increase in pre-opening costs from the prior year period resulted from an accelerated new store opening program and $1.2 million of construction period rent expensed during the first quarter of fiscal 2007 as a result of the Company’s accounting for construction period rents in accordance with FASB’s Staff Position FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period.

The improvement in operating profit over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company’s American & Efird textile subsidiary for the 13 weeks ended December 31, 2006 and January 1, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	December 31, 2006		January 1, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$84,513	100.00	$80,514	100.00	5.0
Cost of Sales	65,945	78.03	63,988	79.47	3.1
Gross Profit	18,568	21.97	16,526	20.53	12.4
SG&A Expenses	18,164	21.49	17,857	22.18	1.7
Operating Profit (Loss)	$404	0.48	$(1,331)	(1.65)	n.a.

Sales increased 5.0% in the first quarter of fiscal 2007 as compared to the prior year period. The increase was driven by increased sales at the majority of A&E’s foreign operations and from the recent acquisition of TSP Tovarna Sukancev in Trakov d.d. in Slovenia and obtaining a majority ownership interest in two joint ventures in South Africa. Foreign sales growth for the current year period was offset, in part, by a decline in domestic sales between the first quarters of fiscal 2007 and fiscal 2006. Foreign sales accounted for approximately 55% of total A&E sales in the first quarter of fiscal 2007 as compared to approximately 49% in the prior year period. Foreign sales will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E’s strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to sales increased in the first quarter of fiscal 2007 from the prior year period primarily as a result of improved operating schedules in several of the company’s foreign and domestic operations. The increase was partially offset by $148,000 of severance costs recorded in the first quarter of fiscal 2007 associated with the consolidation of the operations of one of A&E’s manufacturing facilities in Pennsylvania into their North Carolina operations. The shifting of apparel production from the Americas to Asia has continued and Management is focused on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses as a percent to sales decreased in the first quarter of fiscal 2007 from the prior year period primarily as a result of the fixed costs leverage created by sales increases. Incremental costs associated with the integration of acquired businesses were also offset by the leverage created through sales gains. SG&A expenses for the first quarter of fiscal 2007 included approximately $49,000 of severance and impairment costs associated with the consolidation of the operations of one of A&E’s manufacturing facilities in Pennsylvania into their North Carolina operations.

First quarter operating results for fiscal 2007 improved over the prior year period for both domestic and foreign operations as a result of the items discussed above.

Outlook
Harris Teeter’s continued improvement in operating performance and financial position provides the flexibility to support its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 16 new stores (1 of which will be a replacement for an existing store) and complete the remodeling on 6 more stores during the remainder of fiscal 2007. The new store development program for fiscal 2007 is expected to result in a 14.7% increase in retail square footage as compared to an 8.4% increase in fiscal 2006. The annual number of new store openings planned for fiscal year 2008 and the foreseeable future are expected to be similar to that of fiscal 2007. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s capital expenditures are presently planned to be approximately $214 million for fiscal 2007 and the Company’s plans call for expanding Harris Teeter’s Northern Virginia market. By comparison to prior years, the Company’s new store opening schedule for fiscal 2007 is more heavily weighted towards openings earlier in the year with 7 stores scheduled to open in the first half of fiscal 2007 as compared to 4 stores that opened in the first half of fiscal 2006. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures and anticipated opening schedule.

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

A&E has been able to increase sales and diversify its customer base, product mix and geographical locations as a result of its strategic acquisitions. A&E management remains focused on its strategic plan of completing the consolidation of acquisitions, executing global expansion, diversifying into more non-apparel products and optimizing costs. In addition, A&E continues to evaluate opportunities to expand its global footprint through acquisitions or additional investments in joint ventures. As previously disclosed, A&E is in the process of consolidating the operations of one of its manufacturing facilities in Pennsylvania into its North Carolina operations, which is expected to be substantially complete by the end of the second quarter of fiscal 2007.

Ruddick Corporation management is cautious in its expectations for the remainder of fiscal 2007 given the complex factors currently impacting sales and costs at both subsidiaries. Further operating improvement will be dependent on the Company’s ability to offset increased operating costs, and pre-opening costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned operating subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of retail grocery and the manufacturing and distribution of industrial thread, embroidery thread and technical textiles, respectively. The Company has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, short term cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its operating subsidiaries. There are no restrictions on the subsidiary dividends, which have historically been determined as a percentage of net income of each subsidiary.

The Company’s principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s revolving credit facility. During the 13 weeks ended December 31, 2006, the net cash provided by operating activities was $10.3 million, or $3.2 million greater than the comparable period last year. Investing activities during the 13 weeks ended December 31, 2006 required net cash of $39.1 million, up $12.6 million from the comparable prior year period. In the prior year, the Company liquidated its temporary investments which resulted in $12.9 million of cash to offset other net investing activity. Financing activities during the 13 weeks ended December 31, 2006 provided $15.4 million of cash and included an additional $17.5 million of borrowings under the Company’s revolving credit facility. In the prior year, $7.9 million was utilized for the purchase and retirement of 395,000 shares of the Company’s common stock (at an average price of $20.00 per share).

During the 13 weeks ended December 31, 2006, consolidated capital expenditures totaled $40.6 million. During this period, Harris Teeter’s capital expenditures were $39.1 million and A&E’s capital expenditures were $1.5 million. During the 13 weeks ended December 31, 2006, Harris Teeter had a net return of $4.2 million ($1.5 million additional investments less $5.7 million received from property investment sales and partnership distributions) in connection with the development of certain of its new stores. Fiscal 2007 consolidated capital expenditures are planned to total approximately $224 million, consisting of approximately $214 million for Harris Teeter and approximately $10 million for A&E. For both subsidiaries, these expenditures are for modernization and expansion. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2007 as well as the foreseeable future. A&E expects to target further expansion of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving credit facility.

On June 7, 2006, the Company and seven banks entered into a revolving line of credit that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011. This credit facility also includes two annual extension options of one year each if granted by the banks. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2006, the Company was in compliance with all financial covenants of the credit agreement and $98.3 million of borrowings were outstanding under this facility. Issued letters of credit reduce the amount available for borrowings under the credit agreement and amounted to $25.7 million as of December 31, 2006. In addition to the $226.0 million of borrowings available under its line of credit as of December 31, 2006, the Company has the capacity to borrow up to an aggregate amount of $38.8 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company’s ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of October 1, 2006 was included under the heading “Contractual Obligations and Commercial Commitments” on page 18 of the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006. There have been no significant changes in the Company’s contractual obligations as disclosed in this table except as discussed below.

The Company increased the borrowings under its revolving line of credit agreement by $17.5 million from October 1, 2006. These borrowings are included with long-term debt which totaled $222.5 million in the table referenced above. The ultimate maturity of these borrowings is deemed to be the termination date of the credit agreement, which is three to five years per the referenced table.

Refer to the Note entitled “Guarantor Obligations” of Item 1 herein for a discussion of other contractual obligations and commitments.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers’ compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s fiscal 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006. There have been no material changes to any of the critical accounting policies contained therein.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the Company’s 2007 fiscal year ending on September 30, 2007. The Company is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

  Cost and stability of energy sources;

  Cost and availability of raw materials;

  Management’s ability to predict accurately the adequacy of the Company’s present liquidity to meet future requirements;

  The Company’s ability to successfully integrate the operations of acquired businesses;

  The success of the Company’s expansion plans and their effect on store openings, closings and other investments;

  Continued solvency of any third parties on leases the Company has guaranteed;

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

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider the above list of factors to be a complete set of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of December 31, 2006, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting. During the Company’s first quarter of fiscal 2007, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s business or financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended December 31, 2006.

The following table summarizes the Company’s purchases of its common stock during the quarter ended December 31, 2006.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs
October 2, 2006 to
November 5, 2006	- 0 -	n.a.	- 0 -	3,072,069
November 6, 2006 to
December 3, 2006	- 0 -	n.a.	- 0 -	3,072,069
December 4, 2006 to
December 31, 2006	- 0 -	n.a.	- 0 -	3,072,069

Total	- 0 -	n.a.	- 0 -	3,072,069

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of December 31, 2006, the Company had purchased 1,567,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended December 31, 2006. The stock purchase plan has no set expiration or termination date.

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

RUDDICK CORPORATION
(Registrant)

Dated: February 7, 2007	By:	/s/ JOHN B. WOODLIEF
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