Form 10-Q
period 2007-04-01
RUDDICK CORP
filed 2007-05-09
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2007

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
Yes _____                  No     X

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of May 3, 2007
Common Stock	48,011,113 shares

 RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets (unaudited) – April 1, 2007
	and October 1, 2006	1

	Consolidated Condensed Statements of Operations (unaudited) –
	13 and 26 Weeks Ended April 1, 2007 and April 2, 2006	2

	Consolidated Condensed Statements of Shareholders’ Equity
	and Comprehensive Income (unaudited) – 26 Weeks Ended
	April 1, 2007 and April 2, 2006	3

	Consolidated Condensed Statements of Cash Flows (unaudited) –
	26 Weeks Ended April 1, 2007 and April 2, 2006	4

	Notes to Consolidated Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	April 1, 2007	October 1, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$20,418	$29,188
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,833 and $3,719	91,279	88,582
Refundable Income Taxes	-	6,412
Inventories	286,584	265,703
Deferred Income Taxes	13,630	11,181
Prepaid and Other Current Assets	20,727	24,379
Total Current Assets	432,638	425,445
Property, Net	765,995	723,985
Investments	105,255	106,942
Goodwill	8,169	8,169
Intangible Assets	31,326	32,678
Other Long-Term Assets	66,785	65,717
Total Assets	$1,410,168	$1,362,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$13,772	$10,262
Current Portion of Long-Term Debt and Capital Lease Obligations	8,201	9,462
Accounts Payable	186,461	186,521
Federal and State Income Taxes	1,542	-
Accrued Compensation	47,319	47,434
Other Current Liabilities	71,522	73,647
Total Current Liabilities	328,817	327,326
Long-Term Debt and Capital Lease Obligations	232,432	228,269
Deferred Income Taxes	4,075	10,430
Pension Liabilities	55,830	50,745
Other Long-Term Liabilities	77,353	68,724
Minority Interest	6,000	6,925
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 47,995,826 at April 1, 2007
and 47,557,894 at October 1, 2006	77,331	70,729
Retained Earnings	662,168	634,422
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(33,838)	(34,634)
Total Shareholders' Equity	705,661	670,517
Total Liabilities and Shareholders' Equity	$1,410,168	$1,362,936

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net Sales	$891,835	$800,708	$1,772,609	$1,597,344
Cost of Sales	621,930	559,124	1,241,292	1,124,917
Selling, General and Administrative Expenses	233,332	210,987	460,933	411,603
Operating Profit	36,573	30,597	70,384	60,824
Interest Expense	4,445	3,491	8,822	7,005
Interest Income	(85)	(98)	(115)	(421)
Net Investment Loss (Gain)	53	(4,086)	26	(4,237)
Minority Interest	135	182	305	274
Income Before Taxes	32,025	31,108	61,346	58,203
Income Tax Expense	12,035	11,347	23,059	21,535
Net Income	$19,990	$19,761	$38,287	$36,668

Net Income Per Share:
Basic	$0.42	$0.42	$0.81	$0.78
Diluted	$0.42	$0.42	$0.80	$0.77

Weighted Average Number of Shares of Common Stock
Outstanding:
Basic	47,577	47,152	47,505	47,201
Diluted	48,076	47,609	48,025	47,618

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at October 2, 2005	47,488,979	$70,558	$582,953	$(44,569)	$608,942
Exercise of Stock Options,
Including Tax Benefits of $446	176,996	3,011	-	-	3,011
Directors' Stock Plan	-	2	-	-	2
Share-Based Compensation	157,855	1,341	-	-	1,341
Shares Effectively Purchased and
Retired for Withholding Taxes	(3,495)	(71)	-	-	(71)
Shares Purchased and Retired	(395,000)	(7,899)	-	-	(7,899)
Net Earnings	-	-	36,668	-	36,668	$36,668
Dividends ($0.22 Per Share)	-	-	(10,417)	-	(10,417)
Foreign Currency Translation
Adjustment (Net of $18 for Tax)	-	-	-	142	142	142
Balance at April 2, 2006	47,425,335	$66,942	$609,204	$(44,427)	$631,719	$36,810

Balance at October 1, 2006	47,557,894	$70,729	$634,422	$(34,634)	$670,517
Exercise of Stock Options,
Including Tax Benefits of $1,262	262,292	4,977	-	-	4,977
Directors' Stock Plan	-	1	-	-	1
Share-Based Compensation	190,522	2,049	-	-	2,049
Shares Effectively Purchased and
Retired for Withholding Taxes	(14,882)	(425)	-	-	(425)
Net Earnings	-	-	38,287	-	38,287	$38,287
Dividends ($0.22 Per Share)	-	-	(10,541)	-	(10,541)
Foreign Currency Translation
Adjustment (Net of $330 for Tax)	-	-	-	796	796	796
Balance at April 1, 2007	47,995,826	$77,331	$662,168	$(33,838)	$705,661	$39,083

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands)
(unaudited)

	26 Weeks Ended
	April 1,	April 2,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$38,287	$36,668
Non-Cash Items Included in Net Income
Depreciation and Amortization	48,922	43,832
Deferred Taxes	(8,804)	(5,778)
Net Gain on Property Sales	(170)	(3,403)
Impairment Losses	617	2,471
Share-Based Compensation	2,049	1,716
Other, Net	(485)	195
Changes in Operating Accounts Utilizing Cash	(5,582)	(8,904)
Net Cash Provided by Operating Activities	74,834	66,797

INVESTING ACTIVITIES:
Capital Expenditures	(87,898)	(96,413)
Purchase of Other Investments	(2,980)	(27,914)
Cash Proceeds from Sale of Property and Partnership Distributions	13,074	15,055
Proceeds from Sale of Temporary Investments	-	16,859
Purchase of Temporary Investments	-	(3,930)
Company-Owned Life Insurance, Net	(2,497)	(734)
Other, Net	(795)	(866)
Net Cash Used in Investing Activities	(81,096)	(97,943)

FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt Borrowings	3,510	1,023
Net Proceeds from Revolver Borrowings	7,300	19,200
Proceeds from Long-Term Borrowings	-	2,427
Payments on Long-Term Debt and Capital Leases	(7,611)	(8,899)
Dividends Paid	(10,541)	(10,417)
Proceeds from Stock Issued	3,715	2,565
Purchase and Retirement of Common Stock	-	(7,899)
Other, Net	1,119	778
Net Cash Used in Financing Activities	(2,508)	(1,222)
Decrease in Cash and Cash Equivalents	(8,770)	(32,368)
Cash and Cash Equivalents at Beginning of Period	29,188	49,185
Cash and Cash Equivalents at End of Period	$20,418	$16,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$9,209	$7,065
Income Taxes	22,658	35,194
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	2,975	-

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

The Company’s Consolidated Condensed Balance Sheet as of October 1, 2006 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended April 1, 2007 are not necessarily indicative of results for a full year.

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

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are based on operating profit. The following table summarizes net sales and operating profit (loss) by each of the Company's primary business segments and for the holding company ("Corporate") for the 13 and 26 weeks ended April 1, 2007 and April 2, 2006 (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net Sales
Retail Grocery	$805,575	$715,071	$1,601,836	$1,431,193
Industrial Thread	86,260	85,637	170,773	166,151
Consolidated	$891,835	$800,708	$1,772,609	$1,597,344

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Operating Profit (Loss)
Retail Grocery	$38,232	$32,697	$73,670	$66,029
Industrial Thread	345	48	749	(1,283)
Corporate	(2,004)	(2,148)	(4,035)	(3,922)
Consolidated	$36,573	$30,597	$70,384	$60,824

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Basic EPS:
Net income	$19,990	$19,761	$38,287	$36,668
Weighted average common shares outstanding	47,577	47,152	47,505	47,201
Basic EPS	$0.42	$0.42	$0.81	$0.78

Diluted EPS:
Net income	$19,990	$19,761	$38,287	$36,668
Weighted average common shares outstanding	47,577	47,152	47,505	47,201
Potential common share equivalents	499	457	520	417
Weighted average common shares outstanding	48,076	47,609	48,025	47,618
Diluted EPS	$0.42	$0.42	$0.80	$0.77

Calculation of potential common share equivalents:
Options to purchase potential common shares	954	1,388	1,024	1,446
Weighted shares outstanding – stock awards	357	218	336	193
Potential common shares assumed purchased	(812)	(1,149)	(840)	(1,222)
Potential common share equivalents	499	457	520	417

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase
common shares	$16,443	$23,156	$17,565	$24,073
Weighted unamortized expense – stock awards	6,398	3,574	5,869	3,119
	$22,841	$26,730	$23,434	$27,192
Common stock price used under the treasury stock method	$28.13	$23.25	$27.90	$22.27
Potential common shares assumed purchased	812	1,149	840	1,222

Restricted shares that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 133,350 and 114,110 performance shares for the periods ended April 1, 2007 and April 2, 2006, respectively, were excluded from the computation of diluted shares. All outstanding stock options were included in the calculation of potential common share equivalents for the 13 and 26 weeks ended April 1, 2007 and April 2, 2006.

Employee Benefit Plans
The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and supplemental executive retirement plans (“SERPS”) for certain selected officers and directors of the Company and its subsidiaries. There is a qualified pension plan which is a non-contributory, funded defined benefit plan, a qualified funded defined contribution retirement plan and the SERPS which are unfunded, defined benefit plans.

The following table summarizes the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both funded pension and one of the unfunded supplemental plans) (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Funded Pension Plan:
Service cost	$645	$(98)	$1,020	$782
Interest cost	5,103	4,042	8,078	7,765
Expected return on plan assets	(5,469)	(4,062)	(8,667)	(8,023)
Amortization of prior service cost	70	59	110	99
Recognized net actuarial loss	2,207	1,591	3,485	4,165
Net periodic pension expense	$2,556	$1,532	$4,026	$4,788

Unfunded Supplemental Executive Pension Plan:
Service cost	$200	$214	$400	$440
Interest cost	436	389	871	802
Amortization of prior service cost	28	34	55	70
Recognized net actuarial loss	191	183	383	376
Net periodic pension expense	$855	$820	$1,709	$1,688

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

Contributions to the Company’s SERPS are equal to the benefit payments made during the year. The Company has contributed $716,000 during the 26 weeks ended April 1, 2007, and anticipates contributing approximately $715,000 more for expected future benefit payments during the remainder of fiscal 2007.

Expense related to the Company’s defined contribution retirement plan amounted to $4,469,000 and $4,596,000 for the 13 weeks and $8,804,000 and $7,903,000 for the 26 weeks ended April 1, 2007 and April 2, 2006, respectively.

Equity Incentive Plans
The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards, such as restricted stock. As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006, the Company’s Board of Directors began approving stock awards in lieu of stock options beginning in November 2004.

A summary of the status of the Company's stock awards as of April 1, 2007 and April 2, 2006, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

26 Weeks Ended
Stock Awards	April 1, 2007		April 2, 2006
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	325	$ 20.92	116	$ 22.55
Granted	269	28.63	233	20.21
Vested	(50)	21.55	(14)	22.06
Forfeited	(58)	20.47	(2)	21.87
Non-vested at end of period	486	25.17	333	20.94

The stock awards are being expensed over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,054,000 and $684,000 for the 13 weeks and $1,863,000 and $991,000 for the 26 weeks ended April 1, 2007 and April 2, 2006, respectively. The remaining unamortized expense as of April 1, 2007 is $8,469,000, with a weighted average recognition period of 2.46 years.

A summary of the status of the Company's stock option plans as of April 1, 2007 and April 2, 2006, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

			26 Weeks Ended
Stock Options	April 1, 2007		April 2, 2006
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,179	$ 15.81	1,544	$ 15.78
Exercised	(292)	15.48	(198)	15.29
Forfeited	(2)	16.24	(3)	15.92
Expired	-	-	(19)	19.07
Outstanding at end of period	885	15.93	1,324	15.81
Ending vested and expected to vest	879	15.93	1,309	15.80
Options exercisable at end of period	597	15.77	750	15.61

The total intrinsic value of stock options exercised during the 26 weeks ended April 1, 2007 and April 2, 2006 was $3,597,000 and $1,414,000, respectively. The total cash received from these exercises for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The aggregate intrinsic value of outstanding options as of April 1, 2007 and April 2, 2006 was $12,435,000 and $11,112,000, respectively. The aggregate intrinsic value of vested and expected to vest options as of April 1, 2007 and April 2, 2006 was $12,356,000 and $10,990,000, respectively. The aggregate intrinsic value of options exercisable as of April 1, 2007 and April 2, 2006 was $8,484,000 and $6,440,000, respectively. The Company has historically issued new shares to satisfy the stock option exercises.

The following table summarizes the stock options outstanding and exercisable as of April 1, 2007 (shares in thousands):

			Options Outstanding			Options Exercisable
			Shares	Remaining		Shares
Option Price per Share			Outstanding	Life	Price	Exercisable	Price
$11.50	to	$15.58	247	3.1	$13.84	175	$13.62
15.58	to	16.82	190	2.9	15.92	190	15.92
16.82	to	20.28	448	3.9	17.08	232	17.27
$11.50	to	$20.28	885	3.5	15.93	597	15.77

Compensation expense related to stock options amounted to $69,000 and $155,000 for the 13 weeks and $186,000 and $350,000 for the 26 weeks ended April 1, 2007 and April 2, 2006, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. No new options were issued in fiscal 2007 or fiscal 2006.

Inventory
As of April 1, 2007, the value of finished goods was $252,345,000, work in progress was $7,375,000, and raw materials and supplies were $26,864,000.

Intangible Assets
The following tables summarize the carrying amount of intangible assets as of April 1, 2007 and October 1, 2006 (in thousands):

	April 1, 2007	October 1, 2006
Non-Amortizing Intangible Assets – pension related:
Harris Teeter	$441	$441
American & Efird	85	85
Corporate	1,946	1,946
Total Non-Amortizing Intangible Assets	2,472	2,472

Amortizing Intangible Assets:
Acquired favorable operating leases	17,034	17,034
Customer lists	5,537	5,681
Land use rights – foreign operations	4,093	4,057
Non-compete agreements	4,286	4,285
Trademarks, licenses and other	2,551	2,500
Total Amortizing Intangible Assets	33,501	33,557
Accumulated amortization	(4,647)	(3,351)
Total Amortizing Intangible Assets, net of accumulated amortization	28,854	30,206

Total Intangible Assets, net of accumulated amortization	$31,326	$32,678

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangibles are recorded by American & Efird. Amortization expense for intangible assets was $684,000 and $581,000 for the 13 weeks and $1,296,000 and $1,127,000 for the 26 weeks ended April 1, 2007 and April 2, 2006, respectively. Amortizing intangible assets have remaining useful lives from 1 to 48 years. Projected amortization expense for existing intangible assets is: $1,372,000 for the remainder of fiscal 2007 and $2,651,000, $2,569,000, $2,335,000 and $1,897,000 for fiscal years 2008, 2009, 2010 and 2011, respectively.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 15 years, and the future minimum lease payments of approximately $71.0 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $4.6 million for the remainder of fiscal 2007 (29 stores), $8.9 million in fiscal 2008 (28 stores), $8.3 million in fiscal 2009 (27 stores), $7.4 million in fiscal 2010 (22 stores), $6.9 million in fiscal 2011 (17 stores) and $34.9 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $22.4 million at April 1, 2007.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the segment) – Harris Teeter, and industrial thread (textile primarily), including embroidery thread and technical textiles – American & Efird. Harris Teeter operates a regional chain of supermarkets in the southeastern United States. American & Efird manufactures and distributes sewing thread for the apparel and other markets, embroidery thread and technical textiles through their global operations. The Company evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit.

Harris Teeter’s market environment is highly competitive, characterized by competition from other supermarkets as well as other retailers such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources including its Very Important Customer ("VIC") loyalty card program and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product assortment, variety and focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets.

As previously disclosed, Harris Teeter has increased its new store development program. Since the end of the second quarter of fiscal 2006, Harris Teeter has opened 19 new stores while closing or divesting 9 stores for a net addition of 10 stores. The company operated 156 stores at April 1, 2007. Much of Harris Teeter’s new store growth is focused on the expanding Northern Virginia Market. The new store development program has resulted in increased new store opening expenses, which includes pre-opening rent, labor and associated fringe benefits and recruiting and relocation costs incurred prior to a new store opening.

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

Quarterly Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and for the holding company ("Corporate") for the 13 weeks ended April 1, 2007 and April 2, 2006. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	April 1, 2007		April 2, 2006
					% Inc.
		% to Total		% to Total	(Dec.)
Net Sales
Harris Teeter	$805,575	90.3	$715,071	89.3	12.7
American & Efird	86,260	9.7	85,637	10.7	0.7
Total	$891,835	100.0	$800,708	100.0	11.4

		% to Sales		% to Sales
Gross Profit
Harris Teeter	$251,232	28.17	$223,045	27.85	12.6
American & Efird	18,673	2.09	18,539	2.32	0.7
Total	269,905	30.26	241,584	30.17	11.7

Selling, General and Admin. Expenses
Harris Teeter	213,000	23.88	190,348	23.77	11.9
American & Efird	18,328	2.06	18,491	2.31	(0.9)
Corporate	2,004	0.22	2,148	0.27	(6.7)
Total	233,332	26.16	210,987	26.35	10.6

Operating Profit (Loss)
Harris Teeter	38,232	4.29	32,697	4.08	16.9
American & Efird	345	0.03	48	0.01	n.m.
Corporate	(2,004)	(0.22)	(2,148)	(0.27)	(6.7)
Total	36,573	4.10	30,597	3.82	19.5

Other Expense (Income), net	4,548	0.51	(511)	(0.07)	n.m.
Income Tax Expense	12,035	1.35	11,347	1.42	6.1
Net Income	$19,990	2.24	$19,761	2.47	1.2

n.m. – not meaningful

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the second quarter of fiscal 2007 represented 5.2% of the consolidated net sales of the Company compared to 5.3% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to consolidated net sales increased during the second quarter of fiscal 2007 over the prior year period as a result of strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to consolidated net sales decreased as a result of the fixed costs leverage created by the consolidated sales increase and net expense reductions at A&E and Corporate. Corporate SG&A expenses for the second quarter of fiscal 2006 included a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans and a $0.8 million pre-tax gain for insurance proceeds associated with death claims under the Company-owned life insurance policies. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense (income), net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased over the prior year period by $1.0 million as a result of borrowings under the Company’s credit facility in support of Harris Teeter’s new store opening program. Investment gains and losses for the second quarter of fiscal 2006 included a net investment gain of $4.0 million resulting from the sale of a real estate investment.

The effective income tax rate for the second quarter of fiscal 2007 was 37.6%, as compared to 36.5% in the prior year period. The tax rate in the prior year was impacted by tax savings associated with non-taxable life insurance proceeds.

As a result of the items discussed above, consolidated net income for the second quarter of fiscal 2007 increased 1.2% over the prior year period.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended April 1, 2007 and April 2, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 1, 2007		April 2, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$805,575	100.00	$715,071	100.00	12.7
Cost of Sales	554,343	68.81	492,026	68.81	12.7
Gross Profit	251,232	31.19	223,045	31.19	12.6
SG&A Expenses	213,000	26.44	190,348	26.62	11.9
Operating Profit	$38,232	4.75	$32,697	4.57	16.9

Net sales increased by 12.7% in the second quarter of fiscal 2007 as compared to the prior year period. The increase in net sales was attributable to new store activity and comparable store sales increases and was partially offset by store closings and divestitures. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $55.4 million for the comparable periods. Comparable store sales (see definition below) increased 4.87% ($33.5 million) in the second quarter of fiscal 2007 as compared to 3.04% ($19.3 million) in the second quarter of fiscal 2006. Comparable store sales are negatively impacted by the company’s strategy of opening additional stores in close proximity to existing stores. However, management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit as a percent to net sales remained consistent between the second quarter of fiscal 2007 and the prior year period. Harris Teeter continues to be effective in its retail pricing and targeted promotional spending programs and has realized benefits from the continued emphasis the company places on distribution and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to net sales decreased in the second quarter of fiscal 2007 from the prior year period, primarily as a result of the fixed costs leverage created by the sales increases. The sales increases along with continued emphasis on operational efficiencies and cost controls have provided the leverage to offset some incremental costs associated with Harris Teeter’s accelerated new store development program and increased bank card fees and associate benefit costs. New store pre-opening costs (comprised of pre-opening rent, labor and associated fringe benefits and recruiting and relocation costs incurred prior to a new store opening) included with SG&A expenses amounted to $4.6 million (0.57% to sales) for the second quarter of fiscal 2007 as compared to $3.4 million (0.47% to sales) for the second quarter of fiscal 2006. The increase in pre-opening costs from the prior year period resulted from an accelerated new store opening program.

The improvement in operating profit as a percent to net sales over the prior year period resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird textile subsidiary for the 13 weeks ended April 1, 2007 and April 2, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 1, 2007		April 2, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$86,260	100.00	$85,637	100.00	0.7
Cost of Sales	67,587	78.35	67,098	78.35	0.7
Gross Profit	18,673	21.65	18,539	21.65	0.7
SG&A Expenses	18,328	21.25	18,491	21.59	(0.9)
Operating Profit	$345	0.40	$48	0.06	n.m.

Net sales increased 0.7% in the second quarter of fiscal 2007 as compared to the prior year period. The increase was driven by increased sales at the majority of A&E’s foreign operations and sales attributable to the recent acquisition of TSP Tovarna Sukancev in Trakov d.d. in Slovenia and obtaining a majority ownership interest in two joint ventures in South Africa. Foreign sales growth for the current year period was offset, in part, by a decline in domestic sales between the second quarters of fiscal 2007 and fiscal 2006. Foreign sales accounted for approximately 54% of total A&E sales in the second quarter of fiscal 2007 as compared to approximately 50% in the prior year period. Foreign sales will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to net sales remained consistent between the second quarter of fiscal 2007 and the prior year period as a result of improved operating schedules in several of the company’s foreign operations being offset by weak apparel thread manufacturing operating schedules in the Americas. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses were down slightly in the second quarter of fiscal 2007 when compared to the prior year period. Incremental costs associated with the integration of acquired businesses and other costs increases were offset by a gain realized from the disposal of assets utilized in the US operations.

Second quarter operating results for fiscal 2007 improved over the prior year period as a result of the items discussed above.

Year-To-Date Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and for the holding company ("Corporate") for the 26 weeks ended April 1, 2007 and April 2, 2006. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	April 1, 2007		April 2, 2006
					% Inc.
		% to Total		% to Total	(Dec.)
Net Sales
Harris Teeter	$1,601,836	90.4	$1,431,193	89.6	11.9
American & Efird	170,773	9.6	166,151	10.4	2.8
Total	$1,772,609	100.0	$1,597,344	100.0	11.0

		% to Sales		% to Sales
Gross Profit
Harris Teeter	$494,076	27.87	$437,362	27.38	13.0
American & Efird	37,241	2.10	35,065	2.20	6.2
Total	531,317	29.97	472,427	29.58	12.5

Selling, General and Admin. Expenses
Harris Teeter	420,406	23.71	371,333	23.25	13.2
American & Efird	36,492	2.06	36,348	2.28	0.4
Corporate	4,035	0.23	3,922	0.24	2.9
Total	460,933	26.00	411,603	25.77	12.0

Operating Profit (Loss)
Harris Teeter	73,670	4.16	66,029	4.13	11.6
American & Efird	749	0.04	(1,283)	(0.08)	n.m.
Corporate	(4,035)	(0.23)	(3,922)	(0.24)	2.9
Total	70,384	3.97	60,824	3.81	15.7

Other Expense, net	9,038	0.51	2,621	0.16	n.m.
Income Tax Expense	23,059	1.30	21,535	1.35	7.1
Net Income	$38,287	2.16	$36,668	2.30	4.4

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the 26 weeks ended April 1, 2007, represented 5.2% of the consolidated net sales of the Company compared to 5.1% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to consolidated net sales increased during the first 26 weeks of fiscal 2007 over the prior year period as a result of strong gross profit performance at Harris Teeter and gross profit improvements at A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

For the first half of fiscal 2007, consolidated selling, general & administrative (“SG&A”) expenses as a percent to consolidated net sales increased as a result of increased net operating expenses. The increase was offset, in part, by the fixed costs leverage created by the consolidated net sales increases. SG&A expenses for the 26 weeks ended April 2, 2006 included a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans and a $0.8 million pre-tax gain for insurance proceeds associated with death claims under the Company-owned life insurance policies. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) for the 26 week period increased over the prior year period by $2.1 million as a result of additional interest expense associated with increased borrowings under the Company’s credit facility, and lower interest income due to the liquidation of the Company’s temporary investment portfolio. The 26 week period ended April 2, 2006 included a net investment gain of $4.0 million resulting from the sale of a real estate investment.

The effective income tax rate for the 26 weeks ended April 1, 2007 was 37.6% as compared to 37.0% in the prior year period. The tax rate in the prior year was impacted by tax savings associated with non-taxable life insurance proceeds.

As a result of the items discussed above, consolidated net income for the first half of fiscal 2007 increased 4.4% over the prior year period.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 26 weeks ended April 1, 2007 and April 2, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 1, 2007		April 2, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$1,601,836	100.00	$1,431,193	100.00	11.9
Cost of Sales	1,107,760	69.16	993,831	69.44	11.5
Gross Profit	494,076	30.84	437,362	30.56	13.0
SG&A Expenses	420,406	26.24	371,333	25.95	13.2
Operating Profit	$73,670	4.60	$66,029	4.61	11.6

Net sales increased by 11.9% for the 26 weeks of fiscal 2007 as compared to the prior year period. The increase in net sales was attributable to new store activity and comparable store sales increases and was partially offset by store closings and divestitures. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $111.8 million for the comparable periods. Comparable store sales, as previously defined, increased 4.09% ($56.2 million) for the 26 weeks ended April 1, 2007, as compared to 3.64% ($46.4 million) for the 26 weeks ended April 2, 2006. Comparable store sales are negatively impacted by the company’s strategy of opening additional stores in close proximity to existing stores. However, management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Gross profit as a percent to net sales increased during the 26 weeks ended April 1, 2007 from the prior year period as a result of Harris Teeter’s effective retail pricing and targeted promotional spending programs. Improvements have also been realized from the continued emphasis the company places on distribution and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to net sales increased for the first half of fiscal 2007 from the prior year period, primarily as a result of incremental costs associated with Harris Teeter’s accelerated new store development program and increased bank card fees and associate benefit costs. Sales increases along with continued emphasis on operational efficiencies and cost controls have provided the leverage to offset some of these incremental costs. New store pre-opening costs (comprised of pre-opening rent, labor and associated fringe benefits and recruiting and relocation costs incurred prior to a new store opening) included with SG&A expenses amounted to $9.6 million (0.60% to sales) for the 26 weeks ended April 1, 2007, as compared to $5.0 million (0.35% to sales) for the 26 weeks ended April 2, 2006. The increase in pre-opening costs from the prior year period resulted from an accelerated new store opening program and $1.2 million of construction period rent expensed during the first quarter of fiscal 2007, as a result of the Company’s accounting for construction period rents in accordance with FASB’s Staff Position FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period.

Operating profit as a percent to net sales decreased slightly from the prior year period as a result of the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird textile subsidiary for the 26 weeks ended April 1, 2007 and April 2, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 1, 2007		April 2, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$170,773	100.00	$166,151	100.00	2.8
Cost of Sales	133,532	78.19	131,086	78.90	1.9
Gross Profit	37,241	21.81	35,065	21.10	6.2
SG&A Expenses	36,492	21.37	36,348	21.87	0.4
Operating Profit (Loss)	$749	0.44	$(1,283)	(0.77)	n.m.

Net sales increased 2.8% for the 26 weeks ended April 1, 2007 as compared to the prior year period. The increase was driven by increased sales at the majority of A&E’s foreign operations and sales attributable to the recent acquisition of TSP Tovarna Sukancev in Trakov d.d. in Slovenia and obtaining a majority ownership interest in two joint ventures in South Africa. Foreign sales growth for the 26 weeks ended April 1, 2007 was offset, in part, by a decline in domestic sales between the comparable periods of fiscal 2007 and fiscal 2006. Foreign sales accounted for approximately 54% of total A&E sales for the first half of fiscal 2007 as compared to approximately 49% in the prior year period. Foreign sales will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to net sales increased during the 26 weeks ended April 1, 2007 from the prior year period primarily as a result of improved operating schedules in several of the company’s foreign operations. The increase was partially offset by $213,000 of severance costs recorded in the first half of fiscal 2007 associated with the consolidation of the operations of one of A&E’s manufacturing facilities in Pennsylvania into their North Carolina operations. The shifting of apparel production from the Americas to Asia has continued and Management is focused on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses increased slightly in the first half of fiscal 2007 from the prior year period. Incremental costs associated with the integration of acquired businesses and other costs increases were offset, in part, by a gain realized from the disposal of assets utilized in the US operations. SG&A expenses for the 26 weeks ended April 1, 2007 included approximately $55,000 of severance and impairment costs associated with the consolidation of the operations of one of A&E’s manufacturing facilities in Pennsylvania into their North Carolina operations.

A&E's operating results for the 26 weeks ended April 1, 2007 improved over the prior year period as a result of the items discussed above.

Outlook
Harris Teeter’s continued improvement in operating performance and financial position provides the flexibility to support its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 12 new stores (1 of which will be a replacement for an existing store) and complete the remodeling on 5 more stores during the remainder of fiscal 2007. The new store development program for fiscal 2007 is expected to result in a 12.9% net increase in retail square footage as compared to an 8.4% net increase in fiscal 2006. The annual number of new store openings planned for fiscal year 2008 and the foreseeable future are expected to be similar to that of fiscal 2007. Management at Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

Startup costs associated with opening new stores under Harris Teeter’s store development program can negatively impact operating margins and net income. In the intense competitive environment, promotional costs to maintain market share could also negatively impact operating margins and net income in future periods. The continued execution of productivity initiatives implemented throughout all stores, maintaining controls over waste, implementation of operating efficiencies and effective merchandising strategies will dictate the pace at which Harris Teeter’s margins could improve, if at all.

A&E has been able to increase sales and diversify its customer base, product mix and geographical locations, as a result of its strategic acquisitions. A&E management remains focused on its strategic plan of completing the consolidation of acquisitions, executing global expansion, diversifying into more non-apparel products and optimizing costs. In addition, A&E continues to evaluate opportunities to expand its global footprint through acquisitions or additional investments in joint ventures.

Ruddick Corporation management is cautious in its expectations for the remainder of fiscal 2007 given the complex factors currently impacting sales and costs at both subsidiaries. Further operating improvement will be dependent on the Company’s ability to offset increased operating costs, and pre-opening costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans for both operating subsidiaries.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s revolving credit facility. During the 26 weeks ended April 1, 2007, net cash provided by operating activities was $74.8 million, or $6.6 million greater than the comparable period last year. Investing activities during the 26 weeks ended April 1, 2007 required net cash of $81.1 million, down $17.6 million from the comparable prior year period. During fiscal 2006, the Company liquidated its temporary investments which resulted in $12.9 million of cash to offset other net investing activity. Financing activities during the 26 weeks ended April 1, 2007 utilized $2.5 million of cash and included an additional $7.3 million of borrowings under the Company’s revolving credit facility. During the 26 weeks ended April 2, 2006, $7.9 million was utilized for the purchase and retirement of 395,000 shares of the Company’s common stock (at an average price of $20.00 per share).

During the 26 weeks ended April 1, 2007, consolidated capital expenditures totaled $87.9 million and were comprised of $82.0 million for Harris Teeter, $3.3 million for A&E and $2.6 million for Corporate. During this same period, Harris Teeter had a net return of $8.4 million ($11.4 million received from property investment sales and partnership distributions less $3.0 million additional investments) in connection with the development of certain of its new stores. Fiscal 2007 consolidated capital expenditures are expected to total approximately $224 million, consisting of approximately $214 million for Harris Teeter and approximately $10 million for A&E. For both subsidiaries, these expenditures are for modernization and expansion. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2007 as well as the foreseeable future. A&E expects to target further expansion of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving credit facility.

On June 7, 2006, the Company and seven banks entered into a revolving line of credit that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011. This credit facility also includes two annual extension options of one year each if granted by the banks. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of April 1, 2007, the Company was in compliance with all financial covenants of the credit agreement and $88.1 million of borrowings were outstanding under this facility. Issued letters of credit reduce the amount available for borrowings under the credit agreement and amounted to $22.4 million as of April 1, 2007. In addition to the $239.5 million of borrowings available under its line of credit as of April 1, 2007, the Company has the capacity to borrow up to an aggregate amount of $38.8 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of October 1, 2006 was included under the heading “Contractual Obligations and Commercial Commitments” on page 18 of the Company's 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006. There have been no significant changes in the Company’s contractual obligations as disclosed in this table except as discussed below.

The Company increased the borrowings under its revolving line of credit agreement by $7.3 million since October 1, 2006. These borrowings are included with long-term debt which totaled $222.5 million in the table referenced above. The ultimate maturity of these borrowings is deemed to be the termination date of the credit agreement, which is three to five years per the referenced table.

Refer to the Note entitled “Guarantor Obligations” of Item 1 herein for a discussion of other contractual obligations and commitments.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006. There have been no material changes to any of the critical accounting policies contained therein.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company's 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of April 1, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting. During the Company’s second quarter of fiscal 2007, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     PART II

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s business or financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended April 1, 2007.

The following table summarizes the Company’s purchases of its common stock during the quarter ended April 1, 2007.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs
January 1, 2007 to
February 4, 2007	- 0 -	n.a.	- 0 -	3,072,069
February 5, 2007 to
March 4, 2007	- 0 -	n.a.	- 0 -	3,072,069
March 5, 2007 to
April 1, 2007	- 0 -	n.a.	- 0 -	3,072,069

Total	- 0 -	n.a.	- 0 -	3,072,069

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of April 1, 2007, the Company had purchased 1,567,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended April 1, 2007. The stock purchase plan has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ruddick Corporation was held on February 15, 2007 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters at the Annual Meeting:

Election of Directors: The shareholders elected four directors at the Annual Meeting for three-year terms to expire in 2010. In addition, the following directors are currently serving for terms to expire in 2008 and 2009, as indicated: Edwin B. Borden, Jr. (2008), John P. Derham Cato (2008), R. Stuart Dickson (2008), Isaiah Tidwell (2008), John R. Belk (2009), Thomas W. Dickson (2009), James E. S. Hynes (2009) and Harold C. Stowe (2009). There was no solicitation in opposition to the nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

Director Elected at Annual Meeting	Shares Voted for Election	Shares Withholding Authority
For a three-year term:
Alan T. Dickson	38,263,264	306,918
Anna Spangler Nelson	38,275,115	295,067
Bailey W. Patrick	38,346,759	223,423
Robert H. Spilman, Jr.	38,279,316	290,866

Approval of the Ruddick Corporation Cash Incentive Plan: The shareholders approved the Ruddick Corporation Cash Incentive Plan with 36,722,405 shares voting for the approval, 1,064,325 shares voting against the approval, 783,358 shares abstaining and 94 broker non-votes.

Approval of the Addendum to the Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan: The shareholders approved the Addendum to the Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan with 36,459,625 shares voting for the approval, 1,309,996 shares voting against the approval, 800,467 shares abstaining and 94 broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Ruddick Corporation Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).

10.2

Addendum to the Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).

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

RUDDICK CORPORATION
(Registrant)

Dated: May 9, 2007	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief,
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Sequential
(per Item 601 of Reg. S-K)	Description of Exhibit	Page No.
10.1	Ruddick Corporation Cash Incentive Plan, incorporated herein by reference to
Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 15,
2007 (Commission File No. 1-6905).

10.2	Addendum to the Ruddick Corporation 2002 Comprehensive Stock Option and
Award Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s
Current Report on Form 8-K dated February 15, 2007 (Commission File No.
1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.