Form 10-Q
period 2007-07-01
RUDDICK CORP
filed 2007-08-06
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

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
Yes X	No ______

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer X	Accelerated filer ______	Non-accelerated filer ______

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____	No X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of August 1, 2007
Common Stock	48,038,936 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets (unaudited) – July 1, 2007 and October 1, 2006	1

	Consolidated Condensed Statements of Operations (unaudited) –
	13 and 39 Weeks Ended July 1, 2007 and July 2, 2006	2

	Consolidated Condensed Statements of Shareholders’ Equity
	and Comprehensive Income (unaudited) – 39 Weeks Ended July 1, 2007 and July 2, 2006	3

	Consolidated Condensed Statements of Cash Flows (unaudited) –
	39 Weeks Ended July 1, 2007 and July 2, 2006	4

	Notes to Consolidated Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)
	July 1, 2007	October 1, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$20,318	$29,188
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,976 and $3,719	107,197	88,582
Refundable Income Taxes	1,026	6,412
Inventories	286,628	265,703
Deferred Income Taxes	12,913	11,181
Prepaid and Other Current Assets	22,057	24,379
Total Current Assets	450,139	425,445
Property, Net	816,558	723,985
Investments	106,403	106,942
Goodwill	8,169	8,169
Intangible Assets	30,684	32,678
Other Long-Term Assets	68,156	65,717
Total Assets	$1,480,109	$1,362,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$12,995	$10,262
Current Portion of Long-Term Debt and Capital Lease Obligations	8,176	9,462
Accounts Payable	203,929	186,521
Accrued Compensation	44,521	47,434
Other Current Liabilities	78,572	73,647
Total Current Liabilities	348,193	327,326
Long-Term Debt and Capital Lease Obligations	264,914	228,269
Deferred Income Taxes	4,123	10,430
Pension Liabilities	50,883	50,745
Other Long-Term Liabilities	81,693	68,724
Minority Interest	6,403	6,925
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 48,032,994 at July 1, 2007
and 47,557,894 at October 1, 2006	78,816	70,729
Retained Earnings	678,094	634,422
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(33,010)	(34,634)
Total Shareholders' Equity	723,900	670,517
Total Liabilities and Shareholders' Equity	$1,480,109	$1,362,936

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net Sales	$922,992	$830,213	$2,695,601	$2,427,557
Cost of Sales	641,498	583,068	1,882,790	1,707,985
Selling, General and Administrative Expenses	242,333	215,663	703,266	627,266
Operating Profit	39,161	31,482	109,545	92,306
Interest Expense	4,843	3,445	13,665	10,450
Interest Income	(67)	(96)	(182)	(517)
Net Investment Gain	(278)	(262)	(252)	(4,499)
Minority Interest	203	191	508	465
Income Before Taxes	34,460	28,204	95,806	86,407
Income Tax Expense	13,251	10,437	36,310	31,972
Net Income	$21,209	$17,767	$59,496	$54,435

Net Income Per Share:
Basic	$0.44	$0.38	$1.25	$1.15
Diluted	$0.44	$0.37	$1.24	$1.14

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,668	47,233	47,559	47,211
Diluted	48,197	47,689	48,087	47,644

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at October 2, 2005	47,488,979	$70,558	$582,953	$(44,569)	$608,942
Exercise of Stock Options,
Including Tax Benefits of $565	229,196	3,981	-	-	3,981
Directors' Stock Plan	-	1	-	-	1
Share-Based Compensation	157,855	1,881	-	-	1,881
Shares Effectively Purchased and
Retired for Withholding Taxes	(3,495)	(71)	-	-	(71)
Shares Purchased and Retired	(395,000)	(7,899)	-	-	(7,899)
Net Earnings	-	-	54,435	-	54,435	$54,435
Dividends ($0.33 Per Share)	-	-	(15,638)	-	(15,638)
Foreign Currency Translation
Adjustment (Net of $105 for Tax)	-	-	-	960	960	960
Balance at July 2, 2006	47,477,535	$68,451	$621,750	$(43,609)	$646,592	$55,395

Balance at October 1, 2006	47,557,894	$70,729	$634,422	$(34,634)	$670,517
Exercise of Stock Options,
Including Tax Benefits of $1,425	301,147	5,640	-	-	5,640
Directors' Stock Plan	-	1	-	-	1
Share-Based Compensation	189,222	2,883	-	-	2,883
Shares Effectively Purchased and
Retired for Withholding Taxes	(15,269)	(437)	-	-	(437)
Net Earnings	-	-	59,496	-	59,496	$59,496
Dividends ($0.33 Per Share)	-	-	(15,824)	-	(15,824)
Foreign Currency Translation
Adjustment (Net of $632 for Tax)	-	-	-	1,624	1,624	1,624
Balance at July 1, 2007	48,032,994	$78,816	$678,094	$(33,010)	$723,900	$61,120

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands)
(unaudited)

	39 Weeks Ended
	July 1,	July 2,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$59,496	$54,435
Non-Cash Items Included in Net Income
Depreciation and Amortization	74,745	66,398
Deferred Taxes	(8,039)	(9,703)
Net Gain on Property Sales	(1,969)	(3,277)
Impairment Losses	618	2,603
Share-Based Compensation	2,883	1,881
Other, Net	1,982	1,056
Changes in Operating Accounts Utilizing Cash	(4,837)	(14,920)
Other, Net	-	1,000
Net Cash Provided by Operating Activities	124,879	99,473

INVESTING ACTIVITIES:
Capital Expenditures	(147,863)	(158,111)
Purchase of Other Investments	(5,898)	(34,988)
Cash Proceeds from Sale of Property and Partnership Distributions	17,529	25,478
Proceeds from Sale of Temporary Investments	-	16,859
Purchase of Temporary Investments	-	(3,930)
Company-Owned Life Insurance, Net	(3,472)	(1,320)
Other, Net	(1,328)	(1,456)
Net Cash Used in Investing Activities	(141,032)	(157,468)

FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt Borrowings	2,733	872
Net Proceeds from Revolver Borrowings	23,100	55,500
Proceeds from Long-Term Borrowings	-	2,427
Payments on Long-Term Debt and Capital Leases	(7,889)	(9,146)
Dividends Paid	(15,824)	(15,638)
Proceeds from Stock Issued	4,215	3,416
Stock Based Compensation Tax Benefits	1,425	565
Purchase and Retirement of Common Stock	-	(7,899)
Other, Net	(477)	(468)
Net Cash Provided by Financing Activities	7,283	29,629
Decrease in Cash and Cash Equivalents	(8,870)	(28,366)
Cash and Cash Equivalents at Beginning of Period	29,188	49,185
Cash and Cash Equivalents at End of Period	$20,318	$20,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$12,248	$10,351
Income Taxes	41,094	46,893
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	19,205	-

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

The Company’s Consolidated Condensed Balance Sheet as of October 1, 2006 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended July 1, 2007 are not necessarily indicative of results for a full year.

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

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures, some of which are based on operating profit. The following table summarizes net sales and operating profit (loss) by each of the Company's primary business segments and for the holding company ("Corporate") for the 13 and 39 weeks ended July 1, 2007 and July 2, 2006 (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net Sales
Retail Grocery	$836,421	$740,564	$2,438,257	$2,171,757
Industrial Thread	86,571	89,649	257,344	255,800
Consolidated	$922,992	$830,213	$2,695,601	$2,427,557

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Operating Profit (Loss)
Retail Grocery	$39,873	$31,428	$113,543	$97,457
Industrial Thread	933	1,275	1,682	(8)
Corporate	(1,645)	(1,221)	(5,680)	(5,143)
Consolidated	$39,161	$31,482	$109,545	$92,306

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Basic EPS:
Net income	$21,209	$17,767	$59,496	$54,435
Weighted average common shares outstanding	47,668	47,233	47,559	47,211
Basic EPS	$0.44	$0.38	$1.25	$1.15

Diluted EPS:
Net income	$21,209	$17,767	$59,496	$54,435
Weighted average common shares outstanding	47,668	47,233	47,559	47,211
Potential common share equivalents	529	456	528	433
Weighted average common shares outstanding	48,197	47,689	48,087	47,644
Diluted EPS	$0.44	$0.37	$1.24	$1.14

Calculation of potential common share equivalents:
Options to purchase potential common shares	856	1,299	968	1,396
Weighted shares outstanding – stock awards	353	217	342	201
Potential common shares assumed purchased	(680)	(1,060)	(782)	(1,164)
Potential common share equivalents	529	456	528	433

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase
common shares	$15,132	$21,670	$16,745	$23,245
Weighted unamortized expense – stock awards	5,860	3,035	5,865	3,081
	$20,992	$24,705	$22,610	$26,326
Common stock price used under the treasury stock method	$30.86	$23.30	$28.90	$22.61
Potential common shares assumed purchased	680	1,060	782	1,164

Restricted shares that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 132,330 and 114,110 performance shares for the periods ended July 1, 2007 and July 2, 2006, respectively, were excluded from the computation of diluted shares. All outstanding stock options were included in the calculation of potential common share equivalents for the 13 and 39 weeks ended July 1, 2007 and July 2, 2006.

Employee Retirement Benefit Plans
The Company maintains certain qualified retirement benefit plans for substantially all domestic full-time employees and various nonqualified retirement benefit plans for certain selected officers and directors of the Company and its subsidiaries. There is a qualified pension plan which is a non-contributory, funded defined benefit plan, a qualified funded defined contribution retirement plan and nonqualified supplemental executive retirement plans (“SERPS”) which are unfunded, defined benefit plans.

The following table summarizes the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both funded pension and one of the unfunded supplemental plans) (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Funded Pension Plan:
Service cost	$513	$483	$1,532	$1,265
Interest cost	4,061	4,792	12,139	12,556
Expected return on plan assets	(4,357)	(4,952)	(13,024)	(12,975)
Amortization of prior service cost	55	61	165	160
Recognized net actuarial loss	1,752	2,571	5,238	6,736
Net periodic pension expense	$2,024	$2,955	$6,050	$7,742

Unfunded Supplemental Executive Pension Plan:
Service cost	$200	$220	$600	$660
Interest cost	435	401	1,306	1,203
Amortization of prior service cost	27	35	82	105
Recognized net actuarial loss	192	188	575	564
Net periodic pension expense	$854	$844	$2,563	$2,532

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006, the Company’s current funding policy for its qualified funded pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions. The Company contributed $7.5 million to its pension plan in the third quarter of fiscal 2007.

Contributions to the Company’s SERPS are equal to the benefit payments made during the year. The Company has contributed $1,073,000 during the 39 weeks ended July 1, 2007, and anticipates contributing approximately $358,000 more for expected future benefit payments during the remainder of fiscal 2007.

Expense related to the Company’s defined contribution retirement plan amounted to $5,446,000 and $4,546,000 for the 13 weeks and $14,250,000 and $12,449,000 for the 39 weeks ended July 1, 2007 and July 2, 2006, respectively.

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

A summary of the status of the Company's stock awards as of July 1, 2007 and July 2, 2006, changes during the periods ending on those dates and weighted average grant-date fair value (“WAGFV”) is presented below (shares in thousands):

	39 Weeks Ended
Stock Awards	July 1, 2007		July 2, 2006
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	325	$20.92	116	$22.55
Granted	269	28.63	233	20.21
Vested	(50)	21.55	(14)	22.06
Forfeited	(60)	20.65	(2)	21.87
Non-vested at end of period	484	25.17	333	20.94

The stock awards are being expensed over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,038,000 and $392,000 for the 13 weeks and $2,901,000 and $1,383,000 for the 39 weeks ended July 1, 2007 and July 2, 2006, respectively. The remaining unamortized expense as of July 1, 2007 is $7,262,000, with a weighted average recognition period of 2.21 years.

A summary of the status of the Company's stock option plans as of July 1, 2007 and July 2, 2006, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	39 Weeks Ended
Stock Options		July 1, 2007		July 2, 2006
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,179	$15.81	1,544	$15.78
Exercised	(336)	15.51	(250)	15.50
Forfeited	(4)	16.37	(4)	15.83
Expired	-	-	(19)	19.07
Outstanding at end of period	839	15.94	1,271	15.79
Ending vested and expected to vest	834	15.94	1,259	15.78
Options exercisable at end of period	553	15.78	700	15.56

The total intrinsic value of stock options exercised during the 39 weeks ended July 1, 2007 and July 2, 2006 was $4,270,000 and $1,769,000, respectively. The total cash received from these exercises for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The aggregate intrinsic value of outstanding options as of July 1, 2007 and July 2, 2006 was $12,018,000 and $11,222,000, respectively. The aggregate intrinsic value of vested and expected to vest options as of July 1, 2007 and July 2, 2006 was $11,958,000 and $11,119,000, respectively. The aggregate intrinsic value of options exercisable as of July 1, 2007 and July 2, 2006 was $8,015,000 and $6,337,000, respectively. The Company has historically issued new shares to satisfy the stock option exercises.

The following table summarizes the stock options outstanding and exercisable as of July 1, 2007 (shares in thousands):

			Options Outstanding			Options Exercisable
			Shares	Remaining		Shares
Option Price per Share			Outstanding	Life	Price	Exercisable	Price
$11.50	to	$15.58	234	2.9	$13.85	163	$13.62
15.58	to	16.82	174	2.8	15.93	174	15.93
16.82	to	20.28	431	3.7	17.08	216	17.28
$11.50	to	$20.28	839	3.3	15.94	553	15.78

Compensation expense related to stock options amounted to $71,000 and $149,000 for the 13 weeks and $257,000 and $499,000 for the 39 weeks ended July 1, 2007 and July 2, 2006, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. No new options were issued in fiscal 2007 or fiscal 2006.

Inventory
The following tables summarize the components of inventories as of July 1, 2007 and October 1, 2006 (in thousands):

	July 1, 2007	October 1, 2006
Finished Goods	$251,604	$234,492
Raw Materials and Supplies	28,171	23,768
Work in Process	6,853	7,443
Total Inventories	$286,628	$265,703

Intangible Assets
The following tables summarize the carrying amount of intangible assets as of July 1, 2007 and October 1, 2006 (in thousands):

	July 1, 2007	October 1, 2006
Non-Amortizing Intangible Assets – pension related:
Harris Teeter	$441	$441
American & Efird	85	85
Corporate	1,946	1,946
Total Non-Amortizing Intangible Assets	2,472	2,472

Amortizing Intangible Assets:
Acquired favorable operating leases	17,034	17,034
Customer lists	5,537	5,681
Land use rights – foreign operations	4,133	4,057
Non-compete agreements	4,286	4,285
Trademarks, licenses and other	2,551	2,500
Total Amortizing Intangible Assets	33,541	33,557
Accumulated amortization	(5,329)	(3,351)
Total Amortizing Intangible Assets, net of accumulated amortization	28,212	30,206

Total Intangible Assets, net of accumulated amortization	$30,684	$32,678

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangibles are recorded by American & Efird. Amortization expense for intangible assets was $682,000 and $571,000 for the 13 weeks and $1,978,000 and $1,698,000 for the 39 weeks ended July 1, 2007 and July 2, 2006, respectively. Amortizing intangible assets have remaining useful lives from 1 to 48 years. Projected amortization expense for existing intangible assets is: $649,000 for the remainder of fiscal 2007 and $2,651,000, $2,569,000, $2,335,000 and $1,897,000 for fiscal years 2008, 2009, 2010 and 2011, respectively.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 15 years, and the future minimum lease payments of approximately $69.3 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $2.3 million for the remainder of fiscal 2007 (30 stores), $9.0 million in fiscal 2008 (29 stores), $8.5 million in fiscal 2009 (28 stores), $7.6 million in fiscal 2010 (23 stores), $7.0 million in fiscal 2011 (18 stores) and $34.9 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $24.5 million at July 1, 2007.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
The Company operates primarily in two business segments: retail grocery (including the real estate and store development activities of the segment) – Harris Teeter, and industrial thread (textile primarily), including embroidery thread and technical textiles – American & Efird. Harris Teeter operates a regional chain of supermarkets in the southeastern United States. American & Efird manufactures and distributes sewing thread for the apparel and other markets, embroidery thread and technical textiles through their global operations. The Company evaluates the performance of its two businesses utilizing various measures, some of which are based on operating profit.

Harris Teeter’s market environment is highly competitive, characterized by competition from other supermarkets as well as other retailers such as discount retailers, supercenters, club and warehouse stores and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources including its Very Important Customer ("VIC") loyalty card program and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter primarily differentiates itself from its competitors with its product assortment, variety and focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets.

Harris Teeter continues to increase its new store development program. Since the end of the third quarter of fiscal 2006, Harris Teeter has opened 17 new stores while closing or divesting 7 stores for a net addition of 10 stores. Harris Teeter operated 159 stores at July 1, 2007. Much of Harris Teeter’s new store growth is focused on the expanding Northern Virginia Market. This new store opening program has resulted in increased new store opening expenses, which includes pre-opening rent, labor and associated fringe benefits and recruiting and relocation costs incurred prior to a new store opening and incremental start-up costs.

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

Quarterly Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and for the holding company ("Corporate") for the 13 weeks ended July 1, 2007 and July 2, 2006. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	July 1, 2007		July 2, 2006
					% Inc.
		% to Total		% to Total	(Dec.)
Net Sales
Harris Teeter	$836,421	90.6	$740,564	89.2	12.9
American & Efird	86,571	9.4	89,649	10.8	(3.4)
Total	$922,992	100.0	$830,213	100.0	11.2

		% to Total		% to Total
		Sales		Sales
Gross Profit
Harris Teeter	$262,031	28.39	$227,561	27.41	15.1
American & Efird	19,463	2.11	19,584	2.36	(0.6)
Total	281,494	30.50	247,145	29.77	13.9

Selling, General and Admin. Expenses
Harris Teeter	222,158	24.07	196,133	23.62	13.3
American & Efird	18,530	2.01	18,309	2.21	1.2
Corporate	1,645	0.18	1,221	0.15	34.7
Total	242,333	26.26	215,663	25.98	12.4

Operating Profit (Loss)
Harris Teeter	39,873	4.32	31,428	3.79	26.9
American & Efird	933	0.10	1,275	0.15	(26.8)
Corporate	(1,645)	(0.18)	(1,221)	(0.15)	(34.7)
Total	39,161	4.24	31,482	3.79	24.4

Other Expense (Income), net	4,701	0.51	3,278	0.39	43.4
Income Tax Expense	13,251	1.43	10,437	1.26	27.0
Net Income	$21,209	2.30	$17,767	2.14	19.4

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at Harris Teeter and was offset, in part, by a slight decrease in sales at A&E when compared to the prior year. A&E’s foreign sales for the third quarter of fiscal 2007 represented 5.1% of the consolidated net sales of the Company compared to 5.7% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to consolidated net sales increased during the third quarter of fiscal 2007 over the prior year period as a result of strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to consolidated net sales increased as a result of increased operating expenses at the subsidiaries and Corporate. The increase was offset, in part, by the fixed costs leverage created by the consolidated sales increase. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense (income), net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased over the prior year period by $1.4 million as a result of increased interest expense driven primarily by higher average outstanding borrowings under the Company’s credit facility. The increased borrowings were utilized to support Harris Teeter’s new store opening program.

The effective income tax rate for the third quarter of fiscal 2007 was 38.5%, as compared to 37.0% in the prior year period. During the third quarter of fiscal 2007 the estimated annual effective tax rate was increased to 37.9% from the 37.6% that was previously utilized.

As a result of the items discussed above, consolidated net income for the third quarter of fiscal 2007 increased 19.4% over the prior year period.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended July 1, 2007 and July 2, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 1, 2007		July 2, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$836,421	100.00	$740,564	100.00	12.9
Cost of Sales	574,390	68.67	513,003	69.27	12.0
Gross Profit	262,031	31.33	227,561	30.73	15.1
SG&A Expenses	222,158	26.56	196,133	26.49	13.3
Operating Profit	$39,873	4.77	$31,428	4.24	26.9

Net sales increased by 12.9% in the third quarter of fiscal 2007 as compared to the prior year period. The increase in net sales was attributable to new store activity and comparable store sales increases and was partially offset by store closings and divestitures. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $54.7 million for the comparable periods. Comparable store sales (see definition below) increased 5.33% ($37.7 million) in the third quarter of fiscal 2007 as compared to 3.16% ($20.3 million) in the third quarter of fiscal 2006. The increase in comparable store sales was driven by higher average customer counts and higher average transactions. However, comparable store sales are negatively impacted by Harris Teeter’s strategy of opening additional stores in close proximity to existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit as a percent to net sales increased during the third quarter of fiscal 2007 from the prior year period as a result of a change in Harris Teeter’s market mix and effective retail pricing and targeted promotional spending programs. Harris Teeter has also realized benefits from the continued emphasis the company places on distribution and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to net sales increased slightly in the third quarter of fiscal 2007 from the prior year period, primarily as a result of incremental start-up costs associated with new stores, increased closed store expenses and associate benefit costs. Sales increases provided the leverage to offset, in part, some of these increased operating costs. New store pre-opening costs (comprised of pre-opening rent, labor and associated fringe benefits and recruiting and relocation costs incurred prior to a new store opening) included with SG&A expenses amounted to $4.0 million (0.47% to sales) for the third quarter of fiscal 2007 as compared to $4.7 million (0.64% to sales) for the third quarter of fiscal 2006.

The improvement in operating profit as a percent to net sales over the prior year period resulted from the sales and cost elements described above. Harris Teeter continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird textile subsidiary for the 13 weeks ended July 1, 2007 and July 2, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 1, 2007		July 2, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$86,571	100.00	$89,649	100.00	(3.4)
Cost of Sales	67,108	77.52	70,065	78.15	(4.2)
Gross Profit	19,463	22.48	19,584	21.85	(0.6)
SG&A Expenses	18,530	21.40	18,309	20.43	1.2
Operating Profit	$933	1.08	$1,275	1.42	(26.8)

Net sales decreased 3.4% in the third quarter of fiscal 2007 as compared to the prior year period. The decrease was driven primarily by a decline in domestic sales between the third quarters of fiscal 2007 and fiscal 2006. Foreign sales accounted for approximately 55% of total A&E sales in the third quarter of fiscal 2007 as compared to approximately 53% in the prior year period. Foreign sales will continue to be a significant component of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. A&E intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to net sales increased in the third quarter of fiscal 2007 from the prior year period primarily as a result of improved operating schedules in several of A&E’s foreign operations. The increase was partially offset by $91,000 of severance costs recorded during the 13 weeks ended July 1, 2007 associated with the consolidation of the operations of two of A&E’s manufacturing facilities in Pennsylvania into A&E’s North Carolina operations. The improved operating schedules in the foreign operations were offset, in part, by weak apparel thread manufacturing operating schedules in the Americas. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses increased slightly in the third quarter of fiscal 2007 when compared to the prior year period. SG&A expenses for the third quarter of fiscal 2007 included $216,000 of severance and impairment costs associated with the continued consolidation of A&E’s U.S. operations.

Third quarter operating results for fiscal 2007 decreased from the prior year period as a result of the items discussed above.

Year-To-Date Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and for the holding company ("Corporate") for the 39 weeks ended July 1, 2007 and July 2, 2006. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	July 1, 2007		July 2, 2006
					% Inc.
		% to Total		% to Total	(Dec.)
Net Sales
Harris Teeter	$2,438,257	90.5	$2,171,757	89.5	12.3
American & Efird	257,344	9.5	255,800	10.5	0.6
Total	$2,695,601	100.0	$2,427,557	100.0	11.0

		% to Total		% to Total
		Sales		Sales
Gross Profit
Harris Teeter	$756,107	28.05	$664,923	27.39	13.7
American & Efird	56,704	2.10	54,649	2.25	3.8
Total	812,811	30.15	719,572	29.64	13.0

Selling, General and Admin. Expenses
Harris Teeter	642,564	23.84	567,466	23.38	13.2
American & Efird	55,022	2.04	54,657	2.25	0.7
Corporate	5,680	0.21	5,143	0.21	10.5
Total	703,266	26.09	627,266	25.84	12.1

Operating Profit (Loss)
Harris Teeter	113,543	4.21	97,457	4.01	16.5
American & Efird	1,682	0.06	(8)	(0.00)	n.m.
Corporate	(5,680)	(0.21)	(5,143)	(0.21)	10.5
Total	109,545	4.06	92,306	3.80	18.7

Other Expense, net	13,739	0.51	5,899	0.24	132.9
Income Tax Expense	36,310	1.34	31,972	1.32	13.6
Net Income	$59,496	2.21	$54,435	2.24	9.3

n.m. – not meaningful

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at both of the Company’s operating subsidiaries. A&E’s foreign sales for the 39 weeks ended July 1, 2007, represented 5.2% of the consolidated net sales of the Company compared to 5.3% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit as a percent to consolidated net sales increased during the first 39 weeks of fiscal 2007 over the prior year period as a result of strong gross profit performance at Harris Teeter and gross profit improvements at A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

For the first nine months of fiscal 2007, consolidated SG&A expenses as a percent to consolidated net sales increased as a result of increased net operating expenses. The increase was offset, in part, by the fixed costs leverage created by the consolidated net sales increases. As previously disclosed, SG&A expenses for the 39 weeks ended July 2, 2006 included a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans and a $0.8 million pre-tax gain for insurance proceeds associated with death claims under the Company-owned life insurance policies. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) for the 39 week period increased over the prior year period by $3.6 million as a result of increased interest expense driven primarily by higher average outstanding borrowings under the Company’s credit facility. The increased borrowings were utilized to support Harris Teeter’s new store opening program. As previously disclosed, the 39 week period ended July 2, 2006 included a net investment gain of $4.0 million resulting from the sale of a real estate investment.

The effective income tax rate for the 39 weeks ended July 1, 2007 was 37.9% as compared to 37.0% in the prior year period. The tax rate in the prior year was impacted by tax savings associated with non-taxable life insurance proceeds.

As a result of the items discussed above, consolidated net income for the first nine months of fiscal 2007 increased 9.3% over the prior year period.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 39 weeks ended July 1, 2007 and July 2, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 1, 2007		July 2, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$2,438,257	100.00	$2,171,757	100.00	12.3
Cost of Sales	1,682,150	68.99	1,506,834	69.38	11.6
Gross Profit	756,107	31.01	664,923	30.62	13.7
SG&A Expenses	642,564	26.35	567,466	26.13	13.2
Operating Profit	$113,543	4.66	$97,457	4.49	16.5

Net sales increased by 12.3% for the 39 weeks of fiscal 2007 as compared to the prior year period. The increase in net sales was attributable to new store activity and comparable store sales increases and was partially offset by store closings and divestitures. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $166.5 million for the comparable periods. Comparable store sales, as previously defined, increased 4.51% ($93.9 million) for the 39 weeks ended July 1, 2007, as compared to 3.48% ($66.7 million) for the 39 weeks ended July 2, 2006. The increase in comparable store sales was driven by higher average customer counts and higher average transactions. However, comparable store sales are negatively impacted by Harris Teeter’s strategy of opening additional stores in close proximity to existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Gross profit as a percent to net sales increased during the 39 weeks ended July 1, 2007 from the prior year period as a result of a change in Harris Teeter’s market mix and effective retail pricing and targeted promotional spending programs. Improvements have also been realized from the continued emphasis the company places on distribution and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to net sales increased for the first nine months of fiscal 2007 from the prior year period, primarily as a result of incremental costs associated with Harris Teeter’s accelerated new store program (pre-opening costs and incremental start-up costs), increased closed store expenses and associate benefit costs. Sales increases along with continued emphasis on operational efficiencies and cost controls have provided the leverage to offset some of these incremental costs. New store pre-opening costs (comprised of pre-opening rent, labor and associated fringe benefits and recruiting and relocation costs incurred prior to a new store opening) included with SG&A expenses amounted to $13.5 million (0.55% to sales) for the 39 weeks ended July 1, 2007, as compared to $9.7 million (0.45% to sales) for the 39 weeks ended July 2, 2006. The increase in pre-opening costs from the prior year period resulted from an accelerated new store opening program and $1.2 million of construction period rent expensed during the first quarter of fiscal 2007, as a result of the Company’s accounting for construction period rents in accordance with FASB’s Staff Position FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period.

Operating profit as a percent to net sales increased from the prior year period as a result of the sales and cost elements described above. Harris Teeter continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird textile subsidiary for the 39 weeks ended July 1, 2007 and July 2, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 1, 2007		July 2, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$257,344	100.00	$255,800	100.00	0.6
Cost of Sales	200,640	77.97	201,151	78.64	(0.3)
Gross Profit	56,704	22.03	54,649	21.36	3.8
SG&A Expenses	55,022	21.38	54,657	21.36	0.7
Operating Profit (Loss)	$1,682	0.65	$(8)	(0.00)	n.m.

Net sales increased 0.6% for the 39 weeks ended July 1, 2007 as compared to the prior year period. The increase was driven by sales attributable to the fourth quarter fiscal 2006 acquisition of TSP Tovarna Sukancev in Trakov d.d. in Slovenia and obtaining a majority ownership interest in two joint ventures in South Africa. Foreign sales growth for the 39 weeks ended July 1, 2007 was offset, in part, by a decline in domestic sales between the comparable periods of fiscal 2007 and fiscal 2006. Foreign sales accounted for approximately 54% of total A&E sales for the first nine months of fiscal 2007 as compared to approximately 51% in the prior year period. Foreign sales will continue to be a significant component of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. The company intends to continue to pursue business acquisitions that will diversify its product lines and its customer base and will further enhance its global footprint by way of joint ventures and other investments.

Gross profit as a percent to net sales increased during the 39 weeks ended July 1, 2007 from the prior year period primarily as a result of improved operating schedules in several of the company’s foreign operations. The increase was partially offset by $314,000 of severance costs recorded during the 39 weeks ended July 1, 2007 associated with the consolidation of the operations of two of A&E’s manufacturing facilities in Pennsylvania into A&E’s North Carolina operations. The shifting of apparel production from the Americas to Asia has continued and Management is focused on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses increased slightly in the first nine months of fiscal 2007 from the prior year period. Incremental costs associated with the integration of acquired businesses and other costs increases were offset, in part, by a gain realized from the disposal of assets utilized in the U.S. operations. SG&A expenses for the 39 weeks ended July 1, 2007 included $271,000 of severance and impairment costs associated with the consolidation of A&E’s United States operations.

A&E's operating results for the 39 weeks ended July 1, 2007 improved over the prior year period as a result of the items discussed above.

Outlook
Harris Teeter’s continued improvement in operating performance and financial position provides the flexibility to support its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 7 new stores and complete the major remodeling on 3 more stores during the fourth quarter of fiscal 2007. The new store development program for fiscal 2007 is expected to result in a 12.8% net increase in retail square footage as compared to an 8.4% net increase in fiscal 2006. The annual number of new store openings planned for the foreseeable future are expected to be similar to that of fiscal 2007. Management at Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s capital expenditures are presently planned to total approximately $209 million for fiscal 2007 and approximately $202 million for fiscal 2008. Harris Teeter currently plans to open 16 new stores (3 of which will be replacements for existing stores) and complete 8 major remodels (4 of which will be expanded in size) during fiscal 2008. These plans call for the continued expansion of Harris Teeter’s Northern Virginia market. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures and anticipated opening schedule.

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

A&E has been able to increase sales and diversify its customer base, product mix and geographical locations as a result of its strategic acquisitions. A&E management remains focused on its strategic plan of completing the consolidation of A&E’s U.S. operations, executing global expansion, diversifying into more non-apparel products and optimizing costs. In addition, A&E continues to evaluate opportunities to expand its global footprint through acquisitions or additional investments in joint ventures.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s revolving credit facility. During the 39 weeks ended July 1, 2007, net cash provided by operating activities was $124.9 million, or $25.4 million greater than the comparable period last year. Investing activities during the 39 weeks ended July 1, 2007 required net cash of $141.0 million, down $16.5 million from the comparable prior year period. Financing activities during the 39 weeks ended July 1, 2007 generated $7.3 million of cash and included additional borrowings of $23.1 million under the Company’s revolving credit facility. During the 39 weeks ended July 2, 2006, $7.9 million was utilized for the purchase and retirement of 395,000 shares of the Company’s common stock (at an average price of $20.00 per share).

During the 39 weeks ended July 1, 2007, consolidated capital expenditures totaled $147.9 million and were comprised of $141.0 million for Harris Teeter, $4.2 million for A&E and $2.7 million for Corporate. During this same period, Harris Teeter had a net return of $8.6 million ($14.5 million received from property investment sales and partnership distributions less $5.9 million additional investments) in connection with the development of certain of its new stores. Fiscal 2007 consolidated capital expenditures are expected to total approximately $225 million, consisting of $209 million for Harris Teeter, $9 million for A&E and $7 million for Corporate. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2007 as well as the foreseeable future. A&E expects to target further expansion of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving credit facility.

On June 7, 2006, the Company and seven banks entered into a revolving line of credit that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011. This credit facility also includes two annual extension options of one year each if granted by the banks. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of July 1, 2007, the Company was in compliance with all financial covenants of the credit agreement and $103.9 million of borrowings were outstanding under this facility. Issued letters of credit reduce the amount available for borrowings under the credit agreement and amounted to $24.5 million as of July 1, 2007. In addition to the $221.6 million of borrowings available under its line of credit as of July 1, 2007, the Company has the capacity to borrow up to an aggregate amount of $38.8 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

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

The Company increased the borrowings under its revolving line of credit agreement by $23.1 million since October 1, 2006. The ultimate maturity of borrowings under the credit facility is deemed to be the termination date of the credit agreement, which is three to five years per the table referenced above. The line of credit borrowings are included with long-term debt which totaled $222.5 million in the referenced table.

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

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A. “Risk Factors” of the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 6, 2006. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of July 1, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting. During the Company’s third quarter of fiscal 2007, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended July 1, 2007.

The following table summarizes the Company’s purchases of its common stock during the quarter ended July 1, 2007.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs
April 2, 2007 to
May 6, 2007	- 0 -	n.a.	- 0 -	3,072,069
May 7, 2007 to
June 3, 2007	- 0 -	n.a.	- 0 -	3,072,069
June 4, 2007 to
July 1, 2007	- 0 -	n.a.	- 0 -	3,072,069

Total	- 0 -	n.a.	- 0 -	3,072,069

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of July 1, 2007, the Company had purchased 1,567,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended July 1, 2007. The stock purchase plan has no set expiration or termination date.

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

RUDDICK CORPORATION
(Registrant)

Dated: August 6, 2007	By:	/s/ JOHN B. WOODLIEF
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