Form 10-K
period 2007-09-30
RUDDICK CORP
filed 2007-11-29
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2007

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    X    No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes          No    X

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
Large accelerated filer    X             Accelerated filer                   Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    X

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, April 1, 2007, was $1,138,390,000. The registrant has no non-voting stock.

     As of November 21, 2007, the registrant had outstanding 48,343,163 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders to be held on February 21, 2008, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I
			Page
Item	1.	Business	1
Item	1A.	Risk Factors	3
Item	1B.	Unresolved Staff Comments	6
Item	2.	Properties	6
Item	3.	Legal Proceedings	6
Item	4.	Submission of Matters to a Vote of Security Holders	7
Item	4A.	Executive Officers of the Registrant	7

PART II

Item	5.	Market for Registrant's Common Equity, Related Shareholder
		Matters and Issuer Purchases of Equity Securities	8
Item	6.	Selected Financial Data	10
Item	7.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	11
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	22
Item	8.	Financial Statements and Supplementary Data	23
Item	9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	48
Item	9A.	Controls and Procedures	48
Item	9B.	Other Information	48

PART III

Item	10.	Directors and Executive Officers of the Registrant	49
Item	11.	Executive Compensation	49
Item	12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Shareholder Matters	49
Item	13.	Certain Relationships and Related Transactions, and Director
		Independence	49
Item	14.	Principal Accountant Fees and Services	49

PART IV

Item	15.	Exhibits and Financial Statement Schedules	50

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

At September 30, 2007, the Company and its subsidiaries had total consolidated assets of $1,529,689,000 and had approximately 24,800 employees. The principal executive office of the Company is located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

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

The only foreign operations conducted by the Company are through A&E. Neither of the two primary businesses would be characterized as seasonal. The following analysis is based upon the Company’s operating locations for the fiscal periods and year end (in thousands):

	2007	2006	2005
Net Sales for the Fiscal Year:
Domestic United States	$3,454,198	$3,089,776	$2,796,321
Foreign Countries	185,010	176,080	168,334
	$3,639,208	$3,265,856	$2,964,655

Net Long-Lived Assets at Fiscal Year End:
Domestic United States	$860,493	$726,128	$599,688
Foreign Countries	41,990	42,748	38,866
	$902,483	$768,876	$638,554

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

Harris Teeter

As of September 30, 2007, Harris Teeter operated 164 supermarkets located in North Carolina (123), Virginia (26), South Carolina (9), Tennessee (3), Georgia (1), Florida (1) and Maryland (1). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, and floral. In addition, Harris Teeter operated pharmacies in 97 of their supermarkets as of September 30, 2007. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk and ice cream produced by the company-owned facility, Harris Teeter purchases most of the products it sells, including its private label brands, from outside suppliers or directly from the manufacturers. Harris Teeter’s sales constituted 91% of the Company’s consolidated sales in fiscal 2007 (89% in both fiscal 2006 and fiscal 2005).

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

As of September 30, 2007, Harris Teeter employed approximately 9,900 full-time and 11,200 part-time individuals, none of whom were represented by a union. Harris Teeter considers its employee relations to be good.

American & Efird, Inc.

A&E is one of the world’s largest global manufacturers and distributors of industrial sewing thread, embroidery thread and technical textiles, produced from natural and synthetic fibers. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. A&E’s primary products are industrial sewing thread, embroidery thread and technical textiles sold through its employed sales representatives, commissioned agents and distributors. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 9% of the Company’s consolidated sales in fiscal 2007 (11% in both fiscal 2006 and fiscal 2005).

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

Headquartered in Mt. Holly, North Carolina, the company operated seven modern manufacturing facilities in North Carolina and seven distribution centers strategically located in the United States as of the fiscal year ended September 30, 2007. The manufacturing facilities have been designed for flexibility and efficiency to accommodate changing customer product demands.

A&E also has wholly-owned operations in Canada, China, Colombia, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Nicaragua, Italy, Mexico, Malaysia, The Netherlands, Turkey, Poland and Slovenia; majority-owned joint ventures in China (two), Dominican Republic and South Africa; minority interest in ventures with ongoing operations in Bangladesh, Brazil and Sri Lanka; and a 50% ownership interest in a joint venture in China. A&E’s consolidated assets in these foreign operations total approximately $152 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

The domestic order backlog, believed to be firm, as of September 30, 2007, was approximately $11,576,000 versus $12,925,000 at the end of the preceding fiscal year. The international order backlog as of the end of fiscal 2007 was approximately $3,387,000 versus $1,271,000 at the end of the preceding fiscal year. The majority of the domestic and international order backlog was filled within five weeks of the fiscal 2007 year end. As of September 30, 2007, A&E had approximately 7,300 domestic and 7,300 international active customer accounts. In fiscal 2007, no single customer accounted for more than 4% of A&E’s total net sales, and the ten largest customers accounted for approximately 15% of A&E’s total net sales.

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

A&E has two patents issued. There are no material licenses, franchises or concessions held by A&E. Research and development expenditures were $487,000, $445,000, and $438,000 in fiscal 2007, 2006 and 2005, respectively, none of which were sponsored by customers. Two full-time employees are currently engaged in this activity.

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

A&E and its consolidated subsidiaries employed approximately 3,700 individuals worldwide as of September 30, 2007. None of the domestic employees and an insignificant number of employees of foreign operations are represented by a union. A&E considers its employee relations to be good.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which Harris Teeter and A&E operate. The following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. In addition to the factors discussed below, other factors that might cause our future financial performance to vary from that described in our forward-looking statements include: (i) changes in federal, state or local laws or regulations; (ii) cost and stability of energy sources; (iii) cost and availability of raw materials; (iv) management’s ability to predict accurately the adequacy of the Company’s present liquidity to meet future financial requirements; (v) continued solvency of any third parities on leases the Company has guaranteed; (vi) management’s ability to predict the required contributions to the pension plans of the Company; (vii) changes in labor and employee benefit costs, such as increased health care and other insurance costs; (viii) ability to recruit, train and retain effective employees and management in both of the Company’s subsidiaries; (ix) the extent and speed of successful execution of strategic initiatives; and (x) unexpected outcomes of any legal proceedings arising in the normal course of business of the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider any of the above list of factors and the following discussion to be a complete set of all potential risks or uncertainties.

Risks Related to Harris Teeter

The Supermarket Industry is Highly Competitive. The supermarket industry is characterized by narrow profit margins and competes on price, location and service. Harris Teeter faces increased competitive pressure in all of its markets from existing competitors and from the threatened entry by one or more major new competitors. The number and type of competitors faced by Harris Teeter vary by location and include: traditional grocery retailers (both national and regional), discount retailers such as “supercenters” and “club and warehouse stores,” specialty supermarkets, drug stores, dollar stores, convenience stores and restaurants. In addition, certain Harris Teeter supermarkets also compete with local video stores, florists, book stores and pharmacies. Aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation have further contributed to an increasingly competitive marketplace.

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

Harris Teeter’s Expansion Plans Are Subject to Risk. Harris Teeter has spent, and intends to continue to spend, significant capital and management resources on the development and implementation of expansion and renovation plans. Harris Teeter’s new store opening program has accelerated in recent years and involves expanding the company’s Washington, D.C. metro market area which incorporates Northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The successful implementation of Harris Teeter’s renovation and expansion plans are subject to several factors including: the availability of new, suitable locations on reasonable commercial terms, or at all; the success of new stores, including those in new markets; management’s ability to manage expansion, including the effect on sales at existing stores when a new store is opened nearby; the ability to secure any necessary financing; change in regional and national economic conditions; and increasing competition or changes in the competitive environment in Harris Teeter’s markets.

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

Food Safety Issues Could Result in a Loss of Consumer Confidence and Product Liability Claims. Harris Teeter could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. These concerns could cause shoppers to avoid purchasing certain products from Harris Teeter, or to seek alternative sources of supply for their food needs, even if the basis for the concern is not valid and/or is outside of the company’s control. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying our products and any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food items sold by Harris Teeter, regardless of the cause, could have a substantial and adverse effect on the company’s operations.

Harris Teeter’s Geographic Concentration May Expose it to Regional or Localized Downturns. Harris Teeter operates in the Southeastern United States, with a strong concentration in North Carolina, Virginia and South Carolina. As a result, Harris Teeter’s business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population. Although the Southeast region has experienced economic and demographic growth over the past several years, a significant economic downturn in the region could have a material adverse effect on Harris Teeter’s business, financial condition or results of operations.

The Ownership and Development of Real Estate May Subject Harris Teeter to Environmental Liability. Under applicable environmental laws, as an owner or developer of real estate, Harris Teeter may be responsible for remediation of environmental conditions that may be discovered and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to Harris Teeter supermarkets and other buildings and the land on which those building are situated, whether the properties are leased or owned, and whether such environmental conditions, if in existence, were created by Harris Teeter or by a prior owner or tenant. The discovery of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect Harris Teeter’s ability to sell or rent real property or to borrow using real property as collateral. Liabilities or costs resulting from noncompliance with current or future applicable environmental laws or other claims relating to environmental matters could have a material adverse effect on Harris Teeter’s business, financial condition or results of operations.

Risks Related to A&E

A&E Operates in a Competitive Global Industry. A&E competes on a global basis with a large number of manufacturers in the highly competitive sewing thread, embroidery thread and technical textile industries. Maintaining A&E’s competitive position may require substantial investments in product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for A&E’s products or force A&E to lower its prices. Other generally adverse economic and industry conditions, including a decline in consumer demand for apparel products, could have a material adverse effect on A&E’s business.

A&E may not Succeed at Integrating Its Acquisitions. In recent years, A&E has expanded its foreign production and distribution capacity by acquiring other manufacturers, entering into joint ventures or starting new businesses. Management expects A&E to continue this activity and expand foreign production and distribution operations through acquisitions, joint ventures or new start-up operations. The process of combining these acquisitions with A&E’s existing businesses involves risks. A&E will face challenges in consolidating functions, integrating organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel. Failure to successfully manage and integrate acquisitions, joint ventures or new start-up businesses could lead to the potential loss of customers, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect A&E’s financial condition and results of operations. Even if integration occurs successfully, failure of future acquisitions to achieve levels of anticipated sales growth, profitability or productivity may adversely impact A&E’s financial condition and results of operations. Additionally, expansions involving foreign markets may present other complexities that may require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on A&E’s revenues, level of expenses and operating results.

A&E Has Substantial International Operations. In fiscal 2007, approximately 54% of A&E’s net sales and a large portion of A&E’s production occurred outside the United States, primarily in Europe, Latin America and Asia. A&E’s corporate strategy includes the expansion and growth of its international business on a worldwide basis. As a result, A&E’s operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. A&E’s foreign operations also subjects A&E to the risks inherent in currency translations. A&E’s global operations make it impossible to eliminate completely all foreign currency translation risks and its impact on A&E’s financial results.

A&E Has Raw Material Price Volatility. The significant price volatility of many of A&E’s raw materials may result in increased production costs, which A&E may not be able to pass on to its customers. A significant portion of the raw materials A&E uses in manufacturing thread and technical textiles are petroleum-based. The prices for petroleum and petroleum-related products are volatile. While A&E at times in the past has been able to increase product prices due to raw material increases, A&E generally is not able to immediately raise product prices and may be unable to completely pass on underlying cost increases to its customers. Additional raw material and energy cost increases that A&E is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Other Risks

Our Self-Insurance Reserves are Subject to Variability and Unpredictable External Factors. As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Self-insurance Reserves for Workers’ Compensation, Healthcare and General Liability,” the Company is primarily self-insured for most U.S. workers’ compensation claims, healthcare claims and general liability and automotive liability losses. Accordingly, the Company determines the estimated reserve required for claims in each accounting period, which requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The liabilities that have been recorded for these claims represent our best estimate of the ultimate obligations for reported claims plus those incurred but not reported. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect ultimate settlements of claims or the assumptions underlying our liability estimates, which could cause a material change for our self-insurance liability reserves and impact earnings.

The Company may Incur Increased Pension Expenses. The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries, including a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives which is an unfunded, defined benefit plan. The Company has frozen participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005; however, at September 30, 2007, the Company’s pension plans had accumulated benefit obligations in excess of the fair value of plan assets. The amount of any increase or decrease in our required contributions to our pension plans will depend on government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. For more information, refer to the Note entitled “Employee Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 hereof.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive office of the Company is located in a leased space of a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Harris Teeter owns its principal offices near Charlotte, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 913,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. In addition, the Greensboro facility has frozen goods storage and a single pick facility for health and beauty care products and other general merchandise. Harris Teeter operates its retail stores primarily from leased properties. As of September 30, 2007, Harris Teeter held title to the land and buildings of approximately 4% of its supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and situated on leased land. In addition, Harris Teeter holds interest in properties that are under development for store sites. In future years the proportion of store development and store ownership may increase. Harris Teeter’s supermarkets range in size from approximately 16,000 square feet to 73,000 square feet, with an average size of approximately 46,000 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

		2007	2006	2005
	Stores Open at Period End	164	152	145
	Average Weekly Net Sales Per Store*	$402,982	$380,812	$358,699
	Average Square Footage Per Store at Period End	46,197	44,535	43,060
	Average Square Footage Per New Store Opened
	During Period	51,737	51,607	50,742
	Total Square Footage at Period End	7,576,302	6,769,245	6,243,635

*	Computed on the basis of aggregate sales of stores open for a full year.

A&E's principal offices, seven domestic manufacturing plants and one distribution center are all owned by A&E and are all located in North Carolina. Domestic manufacturing and related warehouse facilities have an aggregate of 1,778,027 square feet of floor space. A&E has a domestic dyeing production capacity of approximately 27,000,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition, A&E leases six distribution centers scattered throughout its domestic markets with an aggregate of 184,935 square feet of floor space.

Through consolidated subsidiaries, A&E also owns eight international manufacturing and/or distribution facilities with an aggregate of 878,461 square feet of floor space. A&E also leases another 25 international manufacturing and/or distribution facilities with an aggregate of 623,545 square feet of floor space. The foreign consolidated subsidiaries engaged in manufacturing have a dyeing production capacity of approximately 27,460,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its consolidated subsidiaries, A&E also has minority interests in various joint ventures and a 50% ownership interest in a joint venture in China.

The Company believes its facilities and those of its operating subsidiaries are adequate for its current operations and expected growth for the foreseeable future.

Item 3. Legal Proceedings

The Company and its subsidiaries are involved in various legal matters from time to time in connection with their operations, including various lawsuits and patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4A. Executive Officers of the Registrant

The following list contains the name, age, positions and offices held and period served in such positions or offices for each of the executive officers of the Registrant.

Thomas W. Dickson, age 52, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and has been Chairman of the Board of Directors since March 2006 and President and principal executive officer since February 1997. Prior to that time, he served as Executive Vice President of the Company from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996 he served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, American & Efird, Inc.

John B. Woodlief, age 57, is the Vice President – Finance and Chief Financial Officer of the Company, and has been the Vice President – Finance and principal financial officer of the Company since November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997 to June of 1999. He joined Price Waterhouse in 1972.

Frederick J. Morganthall, II, age 56, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter’s Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

Fred A. Jackson, age 57, has been President of A&E since August 1996. Prior to that time, and beginning in January 1996, he served as Executive Vice President of A&E. He was also A&E’s Senior Vice President - Industrial Thread Sales from October 1993 to January 1996.

The executive officers of the Company and its subsidiaries are elected annually by their respective Boards of Directors. Thomas W. Dickson is the son of R. Stuart Dickson and the nephew of Alan T. Dickson, each of whom are directors of the Company. No other executive officer has a family relationship as close as first cousin with any other executive officer or director or nominee for director.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information regarding the principal market for the Company’s common stock (the “Common Stock”), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2007 and 2006 is set forth below.

The Common Stock is listed on the New York Stock Exchange. As of November 21, 2007, there were 4,890 holders of record of Common Stock.

Quarterly Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2007
Dividend Per Share	$0.11	$0.11	$0.11	$0.11
Market Price Per Share
High	28.91	30.50	32.39	37.28
Low	25.20	26.30	29.53	27.53

Fiscal 2006
Dividend Per Share	$0.11	$0.11	$0.11	$0.11
Market Price Per Share
High	23.94	24.75	24.83	26.50
Low	19.28	20.84	21.93	22.40

The Company expects to continue paying dividends on a quarterly basis which is at the discretion of the Board of Directors and subject to legal and contractual requirements. Information regarding restrictions on the ability of the Company to pay cash dividends is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" in Item 7 hereof.

Equity Compensation Plan Information

The following table provides information as of September 30, 2007 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance under
	issued upon exercise of	price of outstanding options,	equity compensation plans
	outstanding options,	warrants and rights	(excluding securities
	warrants and rights		reflected in column (a))
Plan category	(a) (1)	(b) (2)	(c)
Equity compensation plans
approved by security
holders	809,006	$ 16.01	1,894,940
Equity compensation plans
not approved by security
holders	-0-	-0-	-0-
Total	809,006	$ 16.01	1,894,940

(1)	Includes grants of 78,344 performance shares outstanding as of September 30, 2007. Excludes 105,316 shares of Common Stock that are deliverable in connection with the 105,316 stock units outstanding under the Ruddick Corporation Director Deferral Plan (the “Deferral Plan”) that have been accumulated in a rabbi trust for the purpose of funding distributions from the Deferral Plan. Does not include any shares of restricted stock that were outstanding as of September 30, 2007 since these shares are already outstanding and do not represent potential dilution. For more information on the Company’s restricted stock and performance share grants, see the Note entitled “Stock Options and Stock Awards” of the Notes to Consolidated Financial Statements in Item 8 hereof.

(2)	The weighted average exercise price does not take into account performance share awards or restricted stock units outstanding as of September 30, 2007.

Comparison of Total Cumulative Shareholder Return for Five-Year Period Ending September 30, 2007

The following graph presents a comparison of the yearly percentage change in the Company’s cumulative total shareholders’ return on Common Stock with the (i) Standard & Poor’s 500 Index, (ii) Standard & Poor’s Midcap 400 Index, (iii) Standard & Poor’s Food Retail Index, and (iv) Standard & Poor’s Apparel, Accessories & Luxury Goods Index for the five-year period ended September 30, 2007.

Comparison of Five-Year Cumulative Total Return*
Among Ruddick Corporation and Cetain Indices**

	9/02	9/03	9/04	9/05	9/06	9/07
Ruddick Corporation	100.00	104.89	135.41	162.00	186.46	243.83
S&P 500	100.00	124.40	141.65	159.01	176.17	205.13
S&P Midcap 400	100.00	126.81	149.07	182.10	194.05	230.45
S&P Food Retail	100.00	105.47	98.87	124.03	128.74	146.43
S&P Apparel, Accessories & Luxury Goods	100.00	112.67	136.79	163.52	184.76	211.25
____________________

* $100 invested on 9/30/02 in stock or index, including reinvestment of dividends.

** The Company utilizes two indices, rather than a single index, for its peer group comparison: Standard & Poor’s Food Retail Index and Standard & Poor’s Apparel, Accessories & Luxury Goods Index. The Company believes that the separate presentation of these indices more accurately corresponds to the Company’s primary lines of business.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2007.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs
July 2, 2007 to
August 5, 2007	- 0 -	n.a.	- 0 -	3,072,069
August 6, 2007 to
September 2, 2007	- 0 -	n.a.	- 0 -	3,072,069
September 3, 2007 to
September 30, 2007	- 0 -	n.a.	- 0 -	3,072,069

Total	- 0 -	n.a.	- 0 -	3,072,069

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of September 30, 2007, the Company had purchased 1,567,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended September 30, 2007. The stock purchase plan has no set expiration or termination date.

Item 6. Selected Financial Data (dollars in thousands, except per share data)

	2007	2006	2005	2004	2003
Net sales	$ 3,639,208	$ 3,265,856	$ 2,964,655	$ 2,868,597	$ 2,724,739
Operating profit	148,174	123,069	115,260	112,414	102,112
Net income	80,688	72,336	68,598	64,659	59,882
Net income per share
Basic	1.69	1.53	1.45	1.39	1.29
Diluted	1.68	1.52	1.44	1.38	1.29
Dividend per share	0.44	0.44	0.44	0.40	0.36
Total assets	1,529,689	1,362,936	1,203,640	1,109,097	1,065,022
Long-term debt -- including
current portion	264,392	237,731	163,445	166,287	189,095
Shareholders' equity	736,610	670,517	608,942	549,710	495,265
Book value per share	15.31	14.10	12.82	11.76	10.71

Note: The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal years 2007, 2006, 2005 and 2003 includes the 52 weeks ended September 30, 2007, October 1, 2006, October 2, 2005 and September 28, 2003. Fiscal year 2004 includes the 53 weeks ended October 3, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A “Risk Factors” of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to “Risk Factors” in Item 1A hereof.

Overview

The Company operates primarily in two business segments through two wholly owned subsidiaries: retail grocery (including real estate and store development activities) – Harris Teeter, and industrial sewing thread (textile primarily), including embroidery thread and technical textiles – American & Efird. Harris Teeter operates a regional chain of supermarkets in the Southeastern United States. American & Efird globally manufactures and distributes sewing thread for the apparel and other markets, embroidery thread and technical textiles. The Company evaluates the performance of its two businesses utilizing various measures which are based on operating profit.

During fiscal 2007, Harris Teeter’s market environment continued to be highly competitive, characterized by competition from other traditional grocery retailers, as well as other competitors including, but not limited to, discount retailers such as “supercenters” and “club and warehouse store,” specialty supermarkets and drug stores. Generally, the markets in the southeastern United States continued to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product assortment, variety and focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets. As previously disclosed, Harris Teeter has accelerated its new store opening program that was initiated in fiscal 2005 with the purchase of six stores from Winn-Dixie. The accelerated new store activity has utilized the Company’s excess cash, required borrowings under the Company’s line of credit facility and resulted in higher pre-opening and incremental start-up costs. During fiscal 2007 Harris Teeter opened 19 new stores, as compared to 16 new stores and 10 new stores during fiscal 2006 and fiscal 2005, respectively.

Business conditions for A&E’s customers in the textile and apparel industry remain challenging in the Americas due to the continued shift of apparel sourcing outside the Americas. Additionally, A&E continues to face increased operating costs and highly competitive pricing in its markets. In response, A&E has focused on strategic initiatives that enhance its global footprint and diversify its product lines. A&E has completed or continues to make good progress towards the integration and consolidation of the strategic investments made since late fiscal 2004, including its 2006 acquisition of TSP Tovarna Sukancev in Trakov d.d. (“TSP”). A&E also continues to make progress in China by expanding its sales and distribution capabilities to take advantage of the manufacturing capacity that has been acquired over the last few years. Sales of premium apparel and non-apparel threads continue to increase in China along with A&E’s expanding customer base in this key market.

Results of Operations

Rental Costs Incurred during a Construction Period

On October 6, 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP generally applies to leases of land or pad leases, including “cold dark shells” where the Company assumes responsibility for store and site construction. Harris Teeter’s construction period typically extends for six to nine months. Under this FSP, rental costs that are incurred during the construction period are recognized as rental expense. Prior to the beginning of the second quarter of fiscal 2006, the Company capitalized such costs during the construction period. As required by FAS 13-1, the Company ceased capitalization of construction period rents effective January 2, 2006. Although the guidance permits retrospective application to prior periods, the Company did not restate prior periods due to the relatively small percentage of land leases in those periods. Construction period rent required to be expensed as a non-cash charge is included with the pre-opening costs in the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” below.

Lease Accounting Correction

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for rent holidays required a revision to the Company’s accounting policies. Historically, the Company recognized lease expense when the store opened on a level basis over the term of the lease. The Company now levels the lease expense from the date it takes “possession and control” of the property. The extended period includes the pre-opening construction or fixturing activity period that is considered rent holidays. Lease expense incurred during the construction period was previously capitalized as part of the store construction costs until the second quarter of fiscal 2006 (refer to discussion above).

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

Consolidated Overview

The following table sets forth the operating profit components by each of the Company's business segments and for the holding company ("Corporate") for the 52 weeks ended September 30, 2007 (fiscal 2007), October 1, 2006 (fiscal 2006), and October 2, 2005 (fiscal 2005). The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005		% Inc. (Dec.)
		% to		% to		% to	07 vs	06 vs
		Total		Total		Total	06	05
Net Sales
Harris Teeter	$3,299,377	90.7	$2,922,679	89.5	$2,644,976	89.2	12.9	10.5
American & Efird	339,831	9.3	343,177	10.5	319,679	10.8	(1.0)	7.4
Total	$3,639,208	100.0	$3,265,856	100.0	$2,964,655	100.0	11.4	10.2

		% to		% to		% to
		Sales		Sales		Sales
Gross Profit
Harris Teeter	$1,021,739	28.07	$897,637	27.49	$787,847	26.57	13.8	13.9
American & Efird	74,608	2.05	74,285	2.27	78,218	2.64	0.4	(5.0)
Total	1,096,347	30.12	971,922	29.76	866,065	29.21	12.2	12.2

SG&A Expenses
Harris Teeter	867,656	23.84	770,000	23.58	674,267	22.74	12.7	14.2
American & Efird	73,184	2.01	72,706	2.22	69,208	2.34	0.7	5.1
Corporate	7,333	0.20	6,147	0.19	7,330	0.25	19.3	(16.1)
Total	948,173	26.05	848,853	25.99	750,805	25.33	11.7	13.1

Operating Profit (Loss)
Harris Teeter	154,083	4.23	127,637	3.91	113,580	3.83	20.7	12.4
American & Efird	1,424	0.04	1,579	0.05	9,010	0.30	(9.8)	(82.5)
Corporate	(7,333)	(0.20)	(6,147)	(0.19)	(7,330)	(0.25)	19.3	(16.1)
Total	148,174	4.07	123,069	3.77	115,260	3.88	20.4	6.8

Other Expense, net	17,683	0.48	9,672	0.30	7,702	0.26	82.8	25.6
Income Tax Expense	49,803	1.37	41,061	1.26	38,960	1.31	21.3	5.4
Net Income	$80,688	2.22	$72,336	2.21	$68,598	2.31	11.5	5.4

Consolidated net sales increased 11.4% in fiscal 2007 and 10.2% in fiscal 2006 when compared to prior years as a result of strong sales gains at Harris Teeter. The fiscal 2007 increase was partially offset by a sales decline at A&E. Over the past several years, A&E has pursued a global expansion strategy along with the diversification of their product lines. These actions have resulted in an increase in foreign sales; however, the percentage of foreign sales to consolidated net sales has declined during these periods as a result of the sales mix between the operating subsidiaries. Foreign sales for fiscal 2007 represented 5.1% of the consolidated sales of the Company, compared to 5.4% for fiscal 2006 and 5.7% for fiscal 2005. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

The increase in gross profit as a percent to sales for fiscal 2007 resulted primarily from improved gross profit margins at Harris Teeter, although A&E also realized improved gross profit as a percent to its sales for fiscal 2007. The gross profit margin increase for fiscal 2006 was driven by a gross profit margin improvement at Harris Teeter that was offset, in part, by a gross profit margin decline at A&E from fiscal 2005 to fiscal 2006. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales increased in fiscal 2007 and fiscal 2006 as a result of increased operating costs at both subsidiaries. The increased operating costs at the subsidiaries in fiscal 2006 were offset, in part, by lower operating expenses at Corporate. As previously disclosed, Corporate SG&A expenses for fiscal 2006 included income of $2.2 million for life insurance proceeds and a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased $3.9 million in fiscal 2007 over fiscal 2006 and $3.4 million in fiscal 2006 over fiscal 2005. The increase for both periods resulted from increased borrowings under the Company’s credit facility, and lower interest income due to the utilization of the Company’s temporary investment portfolio during fiscal 2006. Fiscal 2006 and fiscal 2005 include investment gains of $4.0 million and $2.2 million, respectively related to the sale of real estate investments held by Corporate.

The effective consolidated income tax rate for fiscal 2007 was 38.2% as compared to 36.2% for fiscal 2006 and fiscal 2005. The effective tax rates for fiscal 2006 and fiscal 2005 were lower primarily due to tax savings associated with non-taxable life insurance proceeds.

Net income after income taxes in fiscal 2007 was $80.7 million, or $1.68 per diluted share, as compared to $72.3 million, or $1.52 per diluted share in fiscal 2006 and $68.6 million, or $1.44 per diluted share in fiscal 2005.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for fiscal years 2007, 2006, and 2005. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005		% Inc. (Dec.)
		% to		% to		% to	07 vs	06 vs
		Sales		Sales		Sales	06	05
Net Sales	$3,299,377	100.00	$2,922,679	100.00	$2,644,976	100.00	12.9	10.5
Cost of Sales	2,277,638	69.03	2,025,042	69.29	1,857,129	70.21	12.5	9.0
Gross Profit	1,021,739	30.97	897,637	30.71	787,847	29.79	13.8	13.9
SG&A Expenses	867,656	26.30	770,000	26.34	674,267	25.50	12.7	14.2
Operating Profit	$154,083	4.67	$127,637	4.37	$113,580	4.29	20.7	12.4

Sales increased 12.9% in fiscal 2007 over fiscal 2006 and 10.5% in fiscal 2006 over fiscal 2005 as a result of new store activity and comparable store sales gains. During fiscal 2007, the company opened 19 new stores (two of which were replacements) and closed 7 stores. During fiscal 2006 the company opened 16 new stores (three of which were replacements and 6 of which were acquired from Winn-Dixie in fiscal 2005) and closed or divested 9 stores, and during fiscal 2005 the company opened 10 new stores and closed 3 stores. The company did not open any replacement stores in fiscal 2005. The increase in sales from new stores exceeded the loss of sales from closed stores by $230.1 million in fiscal 2007, $199.4 million in fiscal 2006 and $55.5 million in fiscal 2005. Comparable store sales (see definition below) increased 4.87% ($136.4 million) for fiscal 2007 as compared to increases of 3.20% ($81.8 million) for fiscal 2006 and 3.00% ($73.5 million) for fiscal 2005. The increase in comparable store sales in fiscal 2007 was driven by higher customer counts and higher average transaction size and the increase in fiscal 2006 was driven by higher average transaction size. Comparable store sales are negatively impacted by the company’s strategy of opening additional stores in its core markets that have proximity to existing stores. Management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth in times of changes in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," Harris Teeter has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store with the intention of closing the existing store is included as a replacement store in the comparable store sales measurement as if it were the same store, but only if, in fact, the existing store is concurrently closed. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales. Comparable store sales for fiscal 2005 was computed on a 52-week basis by subtracting one week of sales from the fiscal 2004 (a 53-week year) period.

Gross profit for fiscal 2007 and 2006 continued to improve as a result of changes in Harris Teeter’s market mix and effective retail pricing and targeted promotional spending programs. Harris Teeter has also realized benefits from the continued emphasis the company places on distribution and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to sales for fiscal 2007 decreased from fiscal 2006, as a result of the leverage created through sales gains that apply against fixed costs. Fiscal 2006 SG&A expenses as a percent to sales increased from fiscal 2005, primarily as a result of increased new store pre-opening costs along with required reserves and other costs associated with store closings and other expenses incurred in connection with the 2005 Winn-Dixie store acquisition. Pre-Opening costs consist of pre-opening rent, labor and associated fringe benefits and recruiting and relocations costs incurred prior to a new store opening and amounted to $17.9 million (0.54% of sales) in fiscal 2007, $15.8 million (0.54% of sales) in fiscal 2006 and $3.3 million (0.13% of sales) in fiscal 2005. Costs associated with the 2005 Winn-Dixie store acquisition amounted to $2.3 million (0.08% of sales) in fiscal 2006. The sales increases along with continued emphasis on operational efficiencies and cost controls have provided the leverage to partially offset the incremental costs associated with the company’s new store program (pre-opening costs and incremental start-up costs) and increased associate benefit costs, credit and debit card fees and occupancy costs. As previously disclosed, SG&A expense for fiscal 2005 included a charge of $2.9 million (0.11% to sales) for a lease accounting correction that related to rent holidays.

The improvements in operating profit as a percent to sales in each of fiscal 2007 and fiscal 2006 resulted from the sales and cost elements described above. The company continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. The company had 164 stores in operation at September 30, 2007, compared to 152 stores at October 1, 2006 and 145 stores at October 2, 2005.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's American & Efird textile subsidiary for fiscal years 2007, 2006 and 2005. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005		% Inc. (Dec.)
		% to		% to		% to	07 vs	06 vs
		Sales		Sales		Sales	06	05
Net Sales	$339,831	100.00	$343,177	100.00	$319,679	100.00	(1.0)	7.4
Cost of Sales	265,223	78.05	268,892	78.35	241,461	75.53	(1.4)	11.4
Gross Profit	74,608	21.95	74,285	21.65	78,218	24.47	0.4	(5.0)
SG&A Expenses	73,184	21.53	72,706	21.19	69,208	21.65	0.6	5.1
Operating Profit	$1,424	0.42	$1,579	0.46	$9,010	2.82	(9.8)	(82.5)

Sales decreased 1.0% in fiscal 2007 from fiscal 2006 and increased 7.4% in fiscal 2006 from fiscal 2005. The fiscal 2007 sales decrease was partially offset by sales gains attributable to the fiscal 2006 acquisition of TSP and obtaining a majority ownership interest in two joint ventures in South Africa, resulting in the consolidation of those entities. Fiscal 2006 sales increases resulted from the expansion of A&E’s global operations through the fiscal 2006 acquisitions and acquiring Jimei Spinning Company in the fourth quarter of fiscal 2005, Robison-Anton Textile Co. in the fourth quarter of fiscal 2005 and Ludlow Textiles Company, Inc. in the second quarter of fiscal 2005.

Foreign sales for fiscal 2007 accounted for approximately 54% of total A&E sales as compared to approximately 51% in fiscal 2006 and 53% in fiscal 2005. Foreign sales continue to be a significant factor of total A&E sales, as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, the company will continue to pursue business acquisitions that will diversify its product lines and build upon its global footprint by way of joint ventures and other investments.

Gross profit as a percent to net sales increased in fiscal 2007 from fiscal 2006 primarily as a result of improved operating schedules in several of the company’s foreign operations. The increase in fiscal 2007 was partially offset by $448,000 of severance costs associated with the consolidation of the operations of two of A&E’s manufacturing facilities in Pennsylvania into A&E’s North Carolina operations. The production from one North Carolina manufacturing facility was consolidated into the remaining North Carolina operations, but there were no layoffs as a result. Gross profit as a percent to sales decreased in fiscal 2006 from fiscal 2005, primarily as a result of weak manufacturing operating schedules for apparel related thread products in the Americas, costs incurred to integrate acquired businesses and $559,000 of severance costs recorded in fiscal 2006 for a voluntary early retirement program that was offered to certain U.S. associates. The shifting of apparel production from the Americas to Asia has continued and Management continues to focus on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses increased slightly in fiscal 2007 from fiscal 2006. During fiscal 2007, incremental costs associated with the integration of acquired businesses and other cost increases were offset, in part, by a gain realized from the disposal of assets utilized in A&E’s U.S. operations. SG&A expenses for fiscal 2007 included $378,000 of severance and impairment costs associated with the consolidation of A&E’s U.S. operations. SG&A expenses as a percent to sales in fiscal 2006 decreased from fiscal 2005 as a result of the leverage created through sales gains that apply against fixed costs. SG&A expenses for fiscal 2006 included $294,000 of severance costs for the voluntary early retirement program discussed above.

The decrease in A&E’s operating profit for fiscal 2007 as compared to fiscal 2006 and fiscal 2005 resulted from a challenging retail apparel environment in may parts of the world and its impact on A&E’s gross profit discussed above. A&E continued to realize increased sales and improved operating profits in its Asian operations during fiscal 2007 and fiscal 2006.

Outlook

Harris Teeter’s improvement in operating performance over the last several years and financial position provides the flexibility to expand its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores.Harris Teeter plans to open 15 new stores (2 of which will be replacements for existing stores) and complete 8 major remodels (5 of which will be expanded in size) during fiscal 2008. The new store opening program for fiscal 2008 is expected to result in a 9.1% increase in retail square footage as compared to an 11.9% increase in fiscal 2007. The annual number of new store openings planned for fiscal year 2009 and thereafter are expected to be similar to that of fiscal 2008. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s new store program for fiscal 2008 calls for the continued expansion of its existing markets, including the Washington, D.C. metro market area which incorporates Northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors, including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

The consistent execution of productivity initiatives implemented at under-performing stores, controls over waste, implementation of operating efficiencies that will offset the continued rising costs for health care and bank card fees, and effective merchandising strategies will dictate the pace at which Harris Teeter’s margins could improve. Also, pre-opening and incremental start-up costs associated with the record number of new stores opened in fiscal 2007 and planned for fiscal 2008 could prove challenging. Promotional costs to drive sales in the presently intense competitive environment could negatively impact operating margins and net income in future periods. The intense competitive environment for supermarkets is expected to continue in the foreseeable future.

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China to support the rapidly growing apparel production in Asia. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable retail environment. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E’s global supply chain.

The Company’s management is cautious in its expectations for fiscal 2008 given the complex factors currently impacting sales and costs at both subsidiaries. Further operating improvement will be dependent on the Company’s ability to offset increased health care and incremental costs associated with Harris Teeter’s new store program with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned operating subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of retail grocery and the manufacturing and distribution of industrial thread, technical textiles and embroidery thread, respectively. The Company has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its operating subsidiaries. There are no restrictions on the subsidiary dividends, which have historically been determined as a percentage of net income of each subsidiary.

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s revolving credit facility. As of September 30, 2007 the Company had current liquidity (cash and cash equivalents) of $26.7 million compared to $29.2 million at October 1, 2006. During fiscal 2007, the net cash provided by operating activities was $212.6 million, compared to $159.7 million during fiscal 2006 and $146.4 million during fiscal 2005. Investing activities during fiscal 2007 required net cash of $204.8 million compared to $229.2 million during fiscal 2006 and $134.5 million during fiscal 2005. Increased capital spending during fiscal 2006 was partially offset by the liquidation of $12.9 million of temporary investments and was financed by cash provided by operating activities along with borrowings under the Company’s revolving line of credit. Financing activity includes $21.1 million for the payment of dividends in fiscal 2007 compared to $20.9 million in fiscal 2006 and $20.8 million in fiscal 2005.

During fiscal 2007, consolidated capital expenditures totaled $219.9 million. Harris Teeter capital expenditures were $205.5 million in fiscal 2007 compared to $210.3 million in fiscal 2006 and $115.4 million in fiscal 2005. A&E's capital expenditures were $7.7 million during fiscal 2007 compared to $7.6 million in fiscal 2006 and $13.6 million in fiscal 2005. During fiscal 2007, Harris Teeter had a net return of $14.4 million ($24.2 million received from property investment sales and partnership distributions less $9.8 million additional investments) in connection with the development of certain of its new stores. Fiscal 2008 consolidated capital expenditures are planned to total approximately $214 million, consisting of $202 million for Harris Teeter and $12 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2008 as well as the foreseeable future. A&E expects to target further expansion of global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving line of credit.

On June 7, 2006, the Company and seven banks entered into a revolving line of credit (“Credit Agreement”) that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011. The Credit Agreement also includes two annual extension options of one year each if granted by the banks. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the Credit Agreement. The more significant of the financial covenants which the Company must meet during the term of the Credit Agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2007, the Company was in compliance with all financial covenants of the Credit Agreement and $91.0 million of borrowings were outstanding under this facility. Issued letters of credit reduce the amount available for borrowings under the Credit Agreement and amounted to $23.2 million as of September 30, 2007. In addition to the $235.8 million of borrowings available under the Credit Agreement as of September 30, 2007, the Company has the capacity to borrow up to an aggregate amount of $41.6 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Management expects that cash provided by operations and other sources of liquidity, such as the Company’s Credit Agreement, will be sufficient to meet these obligations on a short and long-term basis. The following table represents the scheduled maturities of the Company’s contractual obligations as of September 30, 2007 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt (1)	$225,065	$8,263	$17,594	$98,699	$100,509
Operating Leases (1) (2)	1,376,321	81,296	178,722	177,495	938,808
Capital Lease Obligations (1) (2)	39,327	272	1,329	1,585	36,141
Purchase Obligations – Fixed Assets	72,991	70,991	2,000	-	-
Purchase Obligations – Inventory	787	787	-	-	-
Purchase Obligations – Service Contracts/Other	19,833	8,596	9,764	1,473	-
Other (3)	17,981	1,557	3,200	3,195	10,029
Total Contractual Cash Obligations	$1,752,305	$171,762	$212,609	$282,447	$1,085,487

(1)	For a more detailed description of the obligations refer to the Notes entitled “Leases” and “Long-Term Debt” of the Notes to Consolidated Financial Statements in Item 8 hereof.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. The obligations related to the closed store leases are discussed below. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company’s consolidated balance sheets.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 14 years, and the future minimum lease payments of approximately $66.9 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $9.2 million in fiscal 2008 (29 stores), $8.4 million in fiscal 2009 (28 stores), $7.4 million in fiscal 2010 (22 stores), $7.0 million in fiscal 2011 (18 stores), $6.4 million in fiscal 2012 (16 stores) and $28.5 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $23.2 million at September 30, 2007.

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

Vendor Rebates, Credits and Promotional Allowances

Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements. Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances. The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising. The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company. The Company applies the authoritative guidance of SEC Staff Accounting Bulletin No. 104 (“SAB No. 104”) – Revenue Recognition, Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”) – Accounting by a Customer (Including a Reseller) for Certain Considerations Received from a Vendor, and other authoritative guidance as appropriate. Under SAB No. 104, revenue recognition requires, as a prerequisite, the completion of the earnings process and its realization or assurance of realizability. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is reasonably assured.

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

Actual U.S. workers’ compensation claims, and general liability and automotive liability losses, are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves. The open claims and initial loss reserves are subjected to examination by the Company’s risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. Management estimates the ultimate cost for claims incurred based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusts them by development factors from published insurance industry sources. In fiscal 2005, the Company began measuring the liabilities associated with claims for workers’ compensation, general liability and automotive liability at Harris Teeter through the use of actuarial methods to project an estimate of ultimate cost for claims incurred. The estimated cost for claims incurred are discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability. Harris Teeter liabilities represent approximately 94% of the total Company self-insurance reserves for workers compensation, general liability and automotive liability claims. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued.

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

The value of property and equipment associated with closed stores and facilities is adjusted to reflect recoverable values based on the Company's prior history of disposing of similar assets and current economic conditions. Management continually reviews its fair value estimates and records impairment charges for assets held for sale when management determines, based on new information which it believes to be reliable, that such charges are appropriate.

The results of impairment tests are subject to management's estimates and assumptions of projected cash flows and operating results. The Company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

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

Recent Accounting Standards

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 becomes effective for the Company beginning in the first quarter of fiscal 2008. The Company has not finalized its assessment of the potential impact of adopting FIN No. 48, but currently it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company continues to evaluate the impact of SFAS No. 157 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company continues to evaluate the impact of SFAS No. 159 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its fixed interest rate debt obligations. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. As of September 30, 2007, the Company had no significant foreign exchange exposure and no significant outstanding derivative transactions.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company’s significant fixed interest rate debt obligations ($128.6 million of Senior Notes due at various dates through 2017):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt obligations	$ 7,143	$ 7,143	$ 7,143	$ 7,142	$ -	$ 100,000	$ 128,571	$ 146,136
Weighted average interest rate	6.48%	6.48%	6.48%	6.48%	-	7.64%	7.38%

For a more detail description of fair value, refer to the Note entitled “Financial Instruments” of the Notes to Consolidated Financial Statements in Item 8 hereof.

Item 8. Financial Statements and Supplementary Data

     RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Reports of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets, September 30, 2007 and October 1, 2006	26

Statements of Consolidated Income for the fiscal years ended September 30, 2007,
October 1, 2006 and October 2, 2005	27

Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the
fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005	28

Statements of Consolidated Cash Flows for the fiscal years ended September 30, 2007,
October 1, 2006 and October 2, 2005	29

Notes to Consolidated Financial Statements	30

Schedule I- Valuation and Qualifying Accounts and Reserves for the fiscal
years ended September 30, 2007, October 1, 2006 and October 2, 2005	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited the accompanying consolidated balance sheets of Ruddick Corporation and subsidiaries (the Company) as of September 30, 2007 and October 1, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule “valuation and qualifying accounts and reserves” for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and October 1, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),” and our report dated November 28, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" effective October 3, 2005, and Financial Accounting Standards Board Staff Position 13-1, "Accounting for Rental Costs Incurred During a Construction Period" effective January 2, 2006. Additionally, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of September 30, 2007.

KPMG LLP
Charlotte, North Carolina
November 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting that Ruddick Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ruddick Corporation and subsidiaries as of September 30, 2007 and October 1, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007, and our report dated November 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Charlotte, North Carolina
November 28, 2007

CONSOLIDATED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	September 30,	October 1,
	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$26,747	$29,188
Accounts Receivable, Net of Allowance For Doubtful Accounts of $3,962 and $3,719	92,998	88,582
Refundable Income Taxes	6,796	6,412
Inventories	295,662	265,703
Deferred Income Taxes	9,775	11,181
Prepaid Expenses and Other Current Assets	24,286	24,379
Total Current Assets	456,264	425,445
Property
Land	27,358	27,802
Buildings and Improvements	219,701	193,666
Machinery and Equipment	872,705	796,591
Leasehold Improvements	518,056	425,143
Total, at Cost	1,637,820	1,443,202
Accumulated Depreciation and Amortization	770,184	719,217
Property, Net	867,636	723,985
Investments	100,736	106,942
Goodwill	8,169	8,169
Intangible Assets	27,617	32,678
Other Long-Term Assets	69,267	65,717
Total Assets	$1,529,689	$1,362,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$11,694	$10,262
Current Portion of Long-Term Debt and Capital Lease Obligations	8,535	9,462
Accounts Payable	227,493	186,521
Accrued Compensation	57,352	47,434
Other Current Liabilities	77,696	73,647
Total Current Liabilities	382,770	327,326
Long-Term Debt and Capital Lease Obligations	255,857	228,269
Deferred Income Taxes	870	10,430
Pension Liabilities	64,162	50,745
Other Long-Term Liabilities	83,696	68,724
Minority Interest	5,724	6,925
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 2007 – 48,127,252;
2006 – 47,557,894	81,677	70,729
Retained Earnings	693,992	634,422
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(39,059)	(34,634)
Total Shareholders' Equity	736,610	670,517
Total Liabilities and Shareholders' Equity	$1,529,689	$1,362,936

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 30,	October 1,	October 2,
	2007	2006	2005
Net Sales	$3,639,208	$3,265,856	$2,964,655
Cost of Sales	2,542,861	2,293,934	2,098,590
Selling, General and Administrative Expenses	948,173	848,853	750,805
Operating Profit	148,174	123,069	115,260
Interest Expense	17,654	14,125	12,950
Interest Income	(307)	(630)	(2,812)
Net Investment Gain	(228)	(4,447)	(3,388)
Minority Interest	564	624	952
Income Before Taxes	130,491	113,397	107,558
Income Tax Expense	49,803	41,061	38,960
Net Income	$80,688	$72,336	$68,598

Net Income Per Share:
Basic	$1.69	$1.53	$1.45
Diluted	$1.68	$1.52	$1.44

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,605	47,233	47,206
Diluted	48,139	47,687	47,730

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at October 3, 2004	46,730,758	$56,634	$535,188	$(42,112)	$549,710
Exercise of stock options,
including tax benefits of $1,399	684,911	12,976	-	-	12,976
Directors' stock plan	-	24	-	-	24
Restricted Stock Awards	73,310	924	-	-	924
Net earnings	-	-	68,598	-	68,598	$68,598
Dividends ($0.44 a share)	-	-	(20,833)	-	(20,833)
Foreign currency translation
adjustment (net of $52 for tax)	-	-	-	486	486	486
Pension liability adjustment
(net of tax benefit of $2,157)	-	-	-	(2,943)	(2,943)	(2,943)

Balance at October 2, 2005	47,488,979	70,558	582,953	(44,569)	608,942	$66,141
Exercise of stock options,
including tax benefits of $914	313,814	5,597	-	-	5,597
Directors' stock plan	-	2	-	-	2
Share-Based Compensation	153,692	2,545	-	-	2,545
Shares effectively purchased and
retired for withholding taxes	(3,591)	(74)	-	-	(74)
Shares purchased and retired	(395,000)	(7,899)	-	-	(7,899)
Net earnings	-	-	72,336	-	72,336	$72,336
Dividends ($0. 44 a share)	-	-	(20,867)	-	(20,867)
Foreign currency translation
adjustment (net of $216 for tax)	-	-	-	1,301	1,301	1,301
Pension liability adjustment
(net of $5,668 for tax)	-	-	-	8,634	8,634	8,634

Balance at October 1, 2006	47,557,894	70,729	634,422	(34,634)	670,517	$82,271
Exercise of stock options,
including tax benefits of $1,820	400,262	7,531	-	-	7,531
Directors' stock plan	-	1	-	-	1
Share-Based Compensation	184,365	3,853	-	-	3,853
Shares effectively purchased and
retired for withholding taxes	(15,269)	(437)	-	-	(437)
Net earnings	-	-	80,688	-	80,688	$80,688
Dividends ($0.44 a share)	-	-	(21,118)	-	(21,118)
Foreign currency translation
adjustment (net of $298 for tax)	-	-	-	3,617	3,617	3,617
Pension liability adjustment
(net of $10,774 for tax)	-	-	-	16,881	16,881	16,881
Impact of SFAS 158 Adoption
(net of tax benefit of $16,072)	-	-	-	(24,923)	(24,923)	-

Balance at September 30, 2007	48,127,252	$81,677	$693,992	$(39,059)	$736,610	$101,186

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 30,	October 1,	October 2,
	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$80,688	$72,336	$68,598
Non-Cash Items Included in Net Income:
Depreciation and Amortization	100,798	88,910	77,856
Deferred Taxes	(3,108)	(8,353)	(9,528)
Net Gain on Property Sales	(2,432)	(1,811)	(2,300)
Impairment Losses	618	2,603	2,500
Share-Based Compensation	3,853	2,471	924
Other, Net	(2,649)	2,067	(2,614)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(2,588)	(7,804)	(8,177)
Inventories	(28,213)	(15,840)	(16,541)
Prepaid Expenses and Other Current Assets	303	(1,717)	(1,253)
Accounts Payable	40,132	20,520	19,688
Other Current Liabilities	13,054	7,045	8,740
Other Long-Term Operating Accounts	11,662	(1,689)	8,291
Other, Net	500	1,000	200
Net Cash Provided by Operating Activities	212,618	159,738	146,384

INVESTING ACTIVITIES:
Capital Expenditures	(219,903)	(218,536)	(129,000)
Purchase of Other Investments	(9,835)	(47,771)	(53,532)
Acquired Favorable Leases	-	(1,695)	(15,340)
Cash Proceeds from Sale of Property and Partnership Distributions	27,546	28,477	20,049
Proceeds from Sale of Temporary Investments	-	16,859	131,549
Purchase of Temporary Investments	-	(3,930)	(84,007)
Company-Owned Life Insurance, Net	(1,881)	191	(4,162)
Other, Net	(735)	(2,797)	(68)
Net Cash Used in Investing Activities	(204,808)	(229,202)	(134,511)

FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	750	(812)	6,892
Net Proceeds from Revolver Borrowings	10,200	80,800	-
Proceeds from Long-Term Borrowings	319	2,639	-
Payments on Long-Term Debt and Capital Leases	(8,387)	(9,447)	(8,242)
Dividends Paid	(21,118)	(20,867)	(20,833)
Proceeds from Stock Issued	5,711	4,683	11,577
Share-Based Compensation Tax Benefits	1,820	914	1,399
Purchase and Retirement of Common Stock	-	(7,899)	-
Other, Net	(210)	(544)	(60)
Net Cash (Used in) Provided by Financing Activities	(10,915)	49,467	(9,267)
(Decrease) Increase in Cash and Cash Equivalents	(3,105)	(19,997)	2,606
Effect of Foreign Currency Fluctuations on Cash	664	-	-
Cash and Cash Equivalents at Beginning of Year	29,188	49,185	46,579
Cash and Cash Equivalents at End of Year	$26,747	$29,188	$49,185

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

The Company reviews its investments in entities to determine if such entities are deemed to be variable interest entities (VIE’s) as defined by FIN 46 and FIN 46-R. The Company will consolidate those VIE’s in which the Company is the primary beneficiary of the entity. As of the fiscal year ended on September 30, 2007, the Company concluded that it does not have any VIE’s that required consolidation.

Fiscal Year
The Company's fiscal year ends on the Sunday nearest to September 30. However, the Company’s Harris Teeter subsidiary’s fiscal periods end on the Tuesday following the Company’s fiscal period end. Fiscal years 2007, 2006 and 2005 include the 52 weeks ended September 30, 2007 (October 2, 2007 for Harris Teeter), October 1, 2006 (October 3, 2006 for Harris Teeter) and October 2, 2005 (October 4, 2005 for Harris Teeter), respectively.

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

Temporary Investments
The Company has historically invested in various municipal and tax-exempt bonds and other similar investments in order to enhance its return on excess cash. The Company selected specific investments based on certain criteria, which include, but are not limited to, suitable liquidity and credit quality requirements.

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

Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income. Property categories include $57,889,000 and $72,765,000 of accumulated costs for construction in progress at September 30, 2007 and October 1, 2006, respectively.

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

The value of property and equipment associated with closed stores and facilities is adjusted to reflect recoverable values based on the Company's prior history of disposing of similar assets and current economic conditions. Management continually reviews its fair value estimates and records impairment charges for assets held for sale when management determines, based on new information which it believes to be reliable, that such charges are appropriate.

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

Investments
The Company’s Harris Teeter subsidiary invests in certain real estate development projects, with a managing partner or partners, in which Harris Teeter either operates or plans to operate a supermarket. American & Efird has investments in various non-consolidated foreign entities in which they hold a minority interest and a 50% ownership interest in a joint venture in China. These investments, depending on the state of development, are accounted for either under the equity method of accounting or at cost. The Company continues to hold certain equity investments in a few emerging growth companies as a result of investments made in certain venture capital funds during prior years. Real estate and other investments are carried at the lower of cost or market and are periodically reviewed for potential impairment in accordance SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Self-Insurance
The Company is self-insured for most U.S. workers’ compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company determines the estimated reserve required for U.S. worker compensation claims, general liability and automotive liability by first analyzing the costs of claims incurred and then adjusts such estimates by development factors from published insurance industry sources. The Company measures the cost associated with workers’ compensation claims, and general liability and automotive liability losses at Harris Teeter based upon a projection of the ultimate cost for claims incurred. The estimated total expected costs of claims includes an estimate for claims incurred but not reported (IBNR) and is discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability.

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

Cost of Sales
The major components of cost of sales in the retail supermarket segment are (a) the cost of products sold determined under the Retail Inventory Method (see "Inventories” above) reduced by purchase cash discounts and vendor purchase allowances and rebates, (b) the cost of various sales promotional activities reduced by vendor promotional allowances, and reduced by cooperative advertising allowances to the extent an advertising allowance exceeds the cost of the advertising, (c) the cost of product waste, including, but not limited to, physical waste and theft, (d) the cost of product distribution, including warehousing, freight and delivery, and (e) any charges, or credits, associated with LIFO reserves and reserves for obsolete and slow moving inventories. Additionally, the costs of production of product sold by the dairy operation to outsiders are included in cost of sales in the period in which the sales are recognized in revenues.

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

The major components of selling, general and administrative expenses in the textile manufacturing and distribution segment are (a) the costs of maintaining a sales force, including compensation, incentive compensation, benefits, office and occupancy costs, travel and all other costs of the sales force, (b) shipping and handling costs, excluding freight, (c) the costs of advertising, customer service, sales support and other similar costs, and (d) the costs of maintaining general and administrative support functions, including, but not limited to, personnel administration, finance and accounting, treasury, credit, information systems, training, marketing, and environmental, health and safety, to the extent that such overhead activities are not allocable to indirect manufacturing costs in cost of sales under generally accepted accounting principles.

The major components of selling, general and administrative expenses in the corporate segment are (a) the costs associated with a portion of compensation and benefits of holding company employees, and (b) certain other costs that are not related to the operating companies.

Advertising
Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $1,635,000, $1,745,000 and $1,464,000 in fiscal 2007, 2006 and 2005, respectively. Net advertising expenses of $24,486,000, $23,311,000, and $22,906,000 were included in the Company's results of operations for fiscal 2007, 2006 and 2005, respectively.

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

Stock Options and Stock Awards
The Company adopted SFAS 123R as of the beginning of the first quarter of fiscal 2006 utilizing the modified prospective method which requires fair-value accounting for all share-based payments to employees for new awards and previously granted awards that were not vested as of the adoption date. The Company previously measured compensation expense using the intrinsic value method of accounting prescribed under APB 25 as permitted by SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense was measured and recorded as the excess, if any, of the market value at the date of grant over the exercise price. Since the exercise price of the stock options were equal to the market price at the date of grant, expense has only been recorded for restricted stock awards in prior years. In accordance with the modified prospective method of transition, results for prior years have not been restated to reflect this change. Compensation expense for stock awards are based on the grant date fair value and are expensed ratably over their vesting period, resulting in more expense in the early years. Income tax benefits attributable to stock options exercised are credited to capital stock.

Other Comprehensive Income
Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders’ equity. The accumulated components of other comprehensive income, net of taxes at September 30, 2007 were accumulated net losses for minimum pension liabilities of $44,382,000, accumulated net losses for postemployment liabilities of $68,000 and accumulated net gains for foreign currency translation adjustments of $5,391,000.

New Accounting Standards
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 becomes effective for the Company beginning in the first quarter of fiscal 2008. The Company has not finalized its assessment of the potential impact of adopting FIN No. 48, but currently it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company continues to evaluate the impact of SFAS No. 157 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company continues to evaluate the impact of SFAS No. 159 on its consolidated financial statements.

INVENTORIES

Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $22,175,000 and $20,514,000 less than the first-in, first-out (FIFO) cost method at September 30, 2007 and October 1, 2006, respectively. Foreign inventories and limited categories of domestic inventories, totaling $72,616,000 for fiscal 2007 and $66,186,000 for fiscal 2006, are valued on the weighted average and on the FIFO cost methods. At September 30, 2007 (October 1, 2006) the value of finished goods inventory was $264,375,000 ($234,492,000), work in progress was $6,504,000 ($7,443,000) and raw materials and supplies were $24,783,000 ($23,768,000).

COMPANY OWNED LIFE INSURANCE (COLI)

The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company’s consolidated balance sheets. The cash value of the Company’s life insurance policies were $52,055,000 at September 30, 2007 and $47,950,000 at October 1, 2006, and no policy loans were outstanding at either date.

GOODWILL

Goodwill is recorded by the Company’s American & Efird textile subsidiary. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts an annual review during the first fiscal quarter to determine if there exits any impairment of goodwill. There has been no goodwill impairment charge required for the periods presented.

INTANGIBLE ASSETS

The carrying amount of intangible assets at September 30, 2007 and October 1, 2006 was as follows (in thousands):

	2007	2006
Non-Amortizing Intangible Assets – Pension related intangible assets:
Harris Teeter	$-	$441
American & Efird	-	85
Corporate	-	1,946
Total non-amortizing intangibles	-	2,472

Amortizing Intangible Assets:
Acquired favorable operating leases	17,034	17,034
Customer lists	5,534	5,681
Land use rights – foreign operations	4,179	4,057
Non-compete agreements	4,286	4,285
Trademarks, licenses and other	2,554	2,500
Total amortizing intangibles	33,587	33,557
Accumulated amortization	(5,970)	(3,351)
Total amortizing intangibles, net of accumulated amortization	27,617	30,206

Total intangible assets, net of accumulated amortization	$27,617	$32,678

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangible assets are recorded by American & Efird. Amortization expense for intangible assets was $2,619,000, $2,281,000 and $765,000 in fiscal years 2007, 2006, and 2005, respectively. Amortizing intangible assets have remaining useful lives from one year to 48 years. Projected amortization expense for intangible assets existing as of September 30, 2007 is: $2,602,000, $2,519,000, $2,286,000, $1,848,000 and $1,570,000 for fiscal years 2008, 2009, 2010, 2011 and 2012, respectively.

LEASES

The Company leases certain equipment under agreements expiring during the next 6 years. Harris Teeter leases most of its stores under leases that expire during the next 25 years. It is expected that such leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 11 years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term.

Rent expense for the fiscal years was as follows (in thousands):

	2007	2006	2005
Minimum, net of sublease income	$84,106	$79,281	$68,907
Contingent	1,597	1,471	1,249
Total	$85,703	$80,752	$70,156

Future minimum lease commitments (excluding leases assigned - see below) and total minimum sublease rental income to be received under non-cancelable subleases at September 30, 2007 were as follows (in thousands):

	Operating		Capital
Fiscal Year	Leases	Subleases	Leases
2008	$81,296	$(2,455)	$4,335
2009	88,072	(2,242)	5,233
2010	90,650	(2,105)	5,248
2011	89,474	(1,844)	5,263
2012	88,021	(1,698)	5,278
Later years	938,808	(5,205)	81,105
Total minimum lease obligations (receivables)	$1,376,321	$(15,549)	106,462
Amount representing interest			(67,135)
Present value of net minimum obligation (included with long-term debt)			$39,327

In connection with the closing of certain store locations, Harris Teeter has assigned leases to other merchants with recourse. These leases expire over the next 14 years and the future minimum lease payments totaling $66,946,000 over this period have been assumed by these merchants.

LONG-TERM DEBT

Long-term debt at September 30, 2007 and October 1, 2006 was as follows (in thousands):

	2007	2006
6.48% Senior Note due $7,143 annually through April, 2011	$28,572	$35,714
7.72% Senior Note due April, 2017	50,000	50,000
7.55% Senior Note due July, 2017	50,000	50,000
Revolving Line of Credit, variable interest	91,000	80,800
Capital lease obligations	39,327	15,254
Other obligations	5,493	5,963
Total	264,392	237,731
Less current portion	8,535	9,462
Total long-term debt	$255,857	$228,269

Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2008 - $8,535,000; 2009 - $8,192,000; 2010 - $ 10,731,000; 2011 - $ 99,167,000; 2012 - $ 1,117,000.

On June 7, 2006, the Company and seven banks entered into a revolving line of credit (“Credit Agreement”) that provides for financing up to $350 million, with an optional increase of up to $100 million with the consent of the lenders, through its termination date on June 7, 2011. The Credit Agreement also includes two annual extension options of one year each if granted by the banks. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the Credit Agreement. The more significant of the financial covenants which the Company must meet during the term of the Credit Agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2007, the Company was in compliance with all financial covenants of the Credit Agreement. The Company is charged a variable commitment fee based on the unused balance net of trade and standby letters of credit which were $23,216,000 at September 30, 2007. The commitment fee rate based on the net unused balance was 0.120%, 0.120% and 0.225% for fiscal 2007, 2006 and 2005, respectively.

Total interest expense, net of amounts capitalized, on debt and capital lease obligations was $17,654,000, $14,125,000 and $12,950,000 for fiscal 2007, 2006 and 2005, respectively. Capitalized interest amounted to $2,318,000 and $1,083,000 for fiscal 2007 and 2006, respectively.

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company’s significant fixed interest debt obligations (Senior Notes due at various dates through 2017) outstanding as of September 30, 2007 was $146,136,000 as compared to its carrying amount of $128,572,000. This estimated fair value is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities.

CAPITAL STOCK

The capital stock of the Company authorized at September 30, 2007 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock. No shares of Preference Stock or Additional Preferred Stock were issued or outstanding at September 30, 2007.

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

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. During fiscal 2006, the Company purchased and retired 395,000 shares at a total cost of $7,899,000, or an average price of $20.00 per share pursuant to this plan. There were no stock purchases during fiscal 2007 or fiscal 2005.

STOCK OPTIONS AND STOCK AWARDS

At September 30, 2007, the Company has 1993, 1995, 1997, 2000 and 2002 equity incentive plans, which were approved by the Company’s shareholders and authorized the issuance of 5,500,000 shares of common stock pursuant thereto. Under certain stock option plans, the Company has granted incentive stock options to employees or nonqualified stock options to employees and outside directors. The Company’s incentive stock options generally become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and expire seven years from grant date and nonqualified stock options expire ten years from grant date. Historically and pursuant to the terms of certain plans, the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors at the time of their initial election to the Board. Under each of the stock option plans, the exercise price of each stock option shall be no less than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). Certain of the plans also allow the Company to grant stock awards such as restricted stock. Under the plans, as of September 30, 2007 the Company may grant additional options or stock awards for the purchase of 1,513,000 shares.

Beginning in November 2004, the Board of Directors began approving stock awards in lieu of stock options. Historically these awards were apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting over a five-year period of continued employment) and 50% as performance share awards, based on the attainment of certain performance targets for the ensuing fiscal year. If the fiscal year performance targets are met, the performance shares are subsequently issued as restricted stock and vest over four years of continued employment.

A summary of the status of the Company's restricted stock awards as of September 30, 2007, October 1, 2006 and October 2, 2005, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

Stock Awards	September 30, 2007		October 1, 2006		October 2, 2005
	Shares	WAGFV	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	325	$20.92	116	$22.47	-	-
Granted	269	28.63	233	20.21	150	$22.47
Vested	(50)	21.55	(15)	22.06	-	-
Forfeited	(67)	21.09	(9)	21.64	(34)	22.47
Non-vested at end of period	477	25.17	325	20.92	116	22.47

The stock awards are being expensed ratably over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $3,529,000, $1,901,000 and $924,000 for fiscal years 2007, 2006 and 2005, respectively. The remaining unamortized expense as of September 30, 2007 is $6,002,000, with a weighted average recognition period of 1.96 years.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (“SFAS 123R”) as a replacement to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123.

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

Compensation expense related to stock options amounted to $324,000 and $645,000 for fiscal years 2007 and 2006, respectively. The fiscal 2006 expense was recorded in connection with the adoption of SFAS 123R and related to stock options that were not fully vested at the beginning of the fiscal year. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. No new options have been issued in fiscal years 2007, 2006 or 2005.

As previously discussed, no compensation cost was recognized in fiscal 2005 for the stock options granted in fiscal 2004 and prior years. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's pro forma net income and basic and diluted net income per share would have been as follows (in thousands, except per share data):

		2005
Net Income - as reported		$68,598
Deduct: Total stock-based employee compensation expense determined under
the fair value based method, net of taxes		(647)
Net Income - proforma		$67,951

Net Income Per Share -
Basic	- as reported	$1.45
	- pro forma	1.44
Diluted	- as reported	1.44
	- pro forma	1.42

A summary of the status of the Company's stock option plans as of September 30, 2007, October 1, 2006, and October 2, 2005, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2007		2006		2005
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,179	$15.82	1,544	$15.78	2,329	$16.23
Exercised	(440)	15.50	(339)	15.47	(719)	17.19
Forfeited	(7)	16.40	(7)	15.84	(66)	16.25
Expired	(1)	15.83	(19)	19.07	-	-
Outstanding at end of year	731	$16.01	1,179	$15.82	1,544	$15.78
Vested and expected to vest	728	$16.01	1,170	$15.81	1,522	$15.78
Options exercisable at year end	447	$15.85	611	$15.59	632	$15.86

The total intrinsic value of stock options exercised during the fiscal years 2007, 2006 and 2005 was $6,178,000, $2,589,000 and $3,926,000, respectively. The total cash received from these exercises for the exercise price and related tax deductions is included in the Statements of Consolidated Shareholders’ Equity and Comprehensive Income. The aggregate intrinsic value of outstanding options as of September 30, 2007, October 1, 2006 and October 2, 2005 was $12,923,000, $12,288,000 and $11,445,000, respectively. The aggregate intrinsic value of vested and expected to vest options as of September 30, 2007, October 1, 2006 and October 2, 2005 was $12,874,000, $12,195,000 and $11,292,000, respectively. The aggregate intrinsic value of options exercisable as of September 30, 2007, October 1, 2006 and October 2, 2005 was $7,984,000, $6,512,000 and $4,635,000, respectively. The Company has historically issued new shares to satisfy the stock option exercises.

The following table summarizes options outstanding and options exercisable as of September 30, 2007, and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

			Options Outstanding			Options Exercisable
			Shares	Remaining		Shares
Option Price per Share			Outstanding	Life	Price	Exercisable	Price
$11.50	to	$15.58	197	3.0	$14.08	126	$13.90
15.58	to	16.82	143	2.9	15.95	143	15.95
16.83	to	19.94	391	3.6	17.00	178	17.15
$11.50	to	$19.94	731	3.3	16.01	447	15.85

INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	2007	2006	2005
CURRENT
Federal	$44,147	$40,842	$40,160
State and other	8,764	8,572	8,328
	52,911	49,414	48,488
DEFERRED
Federal	(3,550)	(5,906)	(8,618)
State and other	442	(2,447)	(910)
	(3,108)	(8,353)	(9,528)
Provision for income taxes	$49,803	$41,061	$38,960

Income from foreign operations before income taxes in fiscal years 2007, 2006 and 2005 was $2,868,000, $4,040,000 and $3,998,000, respectively. Income taxes provided for income from foreign operations in fiscal years 2007, 2006 and 2005 was $425,000, $422,000 and $826,000, respectively, including the minority interest in such taxes.

Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2007	2006	2005
Income tax on pre-tax income at the statutory
federal rate of 35%	$45,672	$39,689	$37,645
Increase (decrease) attributable to:
State and other income taxes, net of federal income tax benefit	5,933	4,885	3,105
Employee Stock Ownership Plan (ESOP)	(1,010)	(1,127)	(1,211)
COLI	(1,081)	(1,721)	(1,235)
Other items, net	289	(665)	656
Income tax expense	$49,803	$41,061	$38,960

The tax effects of temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities at September 30, 2007 and October 1, 2006 are as follows (in thousands):

		2007	2006
Deferred Tax Assets:
Employee benefits		$34,032	$25,393
Reserves not currently deductible		14,405	13,162
Vendor allowances		6,610	5,869
Rent obligations		19,752	18,133
Other		2,793	3,816
Total deferred tax assets		$77,592	$66,373

Deferred Tax Liabilities:
Property, plant and equipment		$(52,388)	$(51,533)
Undistributed earnings on foreign subsidiaries		(3,470)	(3,686)
Inventories		(8,518)	(7,520)
Other		(4,311)	(2,883)
Total deferred tax liabilities		$(68,687)	$(65,622)

As of September 30, 2007, the Company had approximately $6,257,000 of state and $2,416,000 of foreign cumulative net operating loss carryforwards, respectively. The state net operating losses will begin to expire in fiscal 2022 and the foreign net operating losses began to expire in fiscal 2007. A valuation allowance of $1,436,000 and $739,000 is included with net long-term deferred income taxes as of September 30, 2007 and October 1, 2006, respectively. The allowance was developed based upon the uncertainty of the realization of certain state and foreign deferred tax assets related to net operating losses and other foreign tax items. Although realization is not assured for the remaining deferred tax assets, it is considered more likely than not the deferred tax assets will be realized through future taxable earnings.

Undistributed earnings of the Company's foreign subsidiaries amount to approximately $19.5 million at September 30, 2007. Of those earnings, approximately $10.6 million are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal taxes and withholding taxes payable to the various foreign countries of approximately $4.5 million (less any applicable U.S. foreign tax credits).

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

Summarized financial information for fiscal years 2007, 2006 and 2005 is as follows (in millions):

	Industrial	Retail
	Thread	Grocery	Corporate (1)	Consolidated
2007
Net Sales	$339.8	$3,299.4		$3,639.2
Gross Profit	74.6	1,021.7		1,096.3
Operating Profit (Loss)	1.4	154.1	$(7.3)	148.2
Assets Employed at Year End	284.3	1,150.5	94.9	1,529.7
Depreciation and Amortization	19.1	81.1	0.6	100.8
Capital Expenditures	7.7	205.5	6.7	219.9

2006
Net Sales	$343.2	$2,922.7		$3,265.9
Gross Profit	74.3	897.6		971.9
Operating Profit (Loss)	1.6	127.6	$(6.1)	123.1
Assets Employed at Year End	297.1	980.1	85.7	1,362.9
Depreciation and Amortization	18.1	69.6	1.2	88.9
Capital Expenditures	7.6	210.3	0.6	218.5

2005
Net Sales	$319.7	$2,645.0		$2,964.7
Gross Profit	78.2	787.9		866.1
Operating Profit (Loss)	9.0	113.6	$(7.3)	115.3
Assets Employed at Year End	286.0	793.8	123.8	1,203.6
Depreciation and Amortization	16.9	59.6	1.4	77.9
Capital Expenditures	13.6	115.4	-	129.0

(1)	Corporate Operating Profit (Loss) includes a portion of compensation and benefits of holding company employees and certain other costs that are not related to the operating companies. Operating profit of the operating companies include all direct expenses and the common expenses incurred by the holding company on behalf of its operating subsidiaries. Corporate Assets Employed include property, equipment, cash and investment assets, and net cash surrender value of Company-owned life insurance.

Geographic information for the Company’s fiscal years is based on the operating locations where the items were produced or distributed as follows (in thousands):

	2007	2006	2005
Net Revenues – Domestic United States	$3,454,198	$3,089,776	$2,796,321
Net Revenues – Foreign	185,010	176,080	168,334
	$3,639,208	$3,265,856	$2,964,655

Net Long-Lived Assets – Domestic United States	$860,493	$726,128	$599,688
Net Long-Lived Assets – Foreign	41,990	42,748	38,866
	$902,483	$768,876	$638,554

EMPLOYEE BENEFIT PLANS

The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and supplemental retirement benefit plans for certain selected officers of the Company and its subsidiaries. There is a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives which is an unfunded, defined benefit plan. The Company’s Board of Directors approved changes to the Company’s retirement plans which generally became effective on October 1, 2005. Changes included the freezing of participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005. Other changes included the freezing of participation in and the cessation of Company contributions after December 31, 2005, to the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, enhancements were made to the Company’s defined contribution plan that includes additional Company contributions to individual employee accounts. As a result of these changes, participants in the ESOP as of September 30, 2005 became fully vested in their ESOP account balances. The Company believes that the changes will result in better predictability of expenses in future years as well as result in expense reductions compared to what is expected to occur under the plans before the changes.

Substantially all domestic full-time employees of the Company and its subsidiaries participated in a non-contributory defined benefit pension plan prior to October 1, 2005, depending upon meeting eligibility criteria. Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. The Company also has an unfunded, non-qualified supplemental executive retirement plan for certain officers. Employee retirement benefits under the various plans are a function of both the years of service and compensation for a specified period of time before retirement. The Company's current funding policy for its qualified pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

The Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of fiscal 2007. SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension plans based on the projected benefit obligation and measure the benefit obligation for postretirement benefit plans based on the accumulated benefit obligation. The adoption of the new standard effectively increased pension and other long-term liabilities by $40.3 million, reduced shareholders’ equity (increased accumulated other comprehensive income (loss)) by $24.9 million, increased deferred tax benefits by $16.1 million and reduced intangible assets by $0.7 million. However, due to an increase in discount rates from September 30, 2006 to September 30, 2007 and actual returns for pension assets exceeding the expected rate of return, the actual increase in pension liabilities and reduction in equity was $13.4 million and $8.0 million, respectively.

The Company uses September 30th as the measurement date for its Company-sponsored defined benefit pension plan. The following table sets forth the change in benefit obligation and plan assets, as well as the defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheets at September 30, 2007 and October 1, 2006 for the Company-sponsored defined benefit pension plans (both funded pension and unfunded supplemental plan) (in thousands):

	Pension Plan		Supplemental Plan
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at the beginning of year	$285,400	$282,356	$30,919	$29,814
Service cost	2,040	1,562	800	880
Interest cost	16,157	15,514	1,741	1,604
Plan change	-	317	1,125	(348)
Actuarial (Gain) loss	(13,504)	(5,783)	(2,487)	244
Curtailment (gain)/loss	-	-	-	-
Special Termination Benefits	-	514	-	-
Benefits paid	(9,942)	(9,080)	(1,235)	(1,275)
Pension benefit obligation at end of year	$280,151	$285,400	$30,863	$30,919

	Pension Plan		Supplemental Plan
	2007	2006	2007	2006
Change in plan assets:
Fair value of assets at the beginning of year	$221,205	$202,601	$-	$-
Actual return on plan assets	31,229	14,541	-	-
Employer contribution	7,500	15,000	1,235	1,275
Benefits paid	(9,942)	(9,080)	(1,235)	(1,275)
Non-investment expenses	(1,799)	(1,857)	-	-
Fair value of assets at end of year	248,193	221,205	-	-
Funded status	(31,958)	(64,195)	(30,863)	(30,919)
Unrecognized net actuarial loss	62,856	95,427	6,831	10,085
Unrecognized prior service cost	728	947	2,540	1,524
Prepaid (accrued) benefit cost	$31,626	$32,179	$(21,492)	$(19,310)

Amounts recognized in the Consolidated Balance Sheets
consist of:
Accrued benefit liability	$(31,958)	$(28,145)	$(30,863)	$(21,169)
Intangible pension asset	-	947	-	1,525
Accumulated other comprehensive income	63,584	59,377	9,370	334
Net amount recognized	$31,626	$32,179	$(21,492)	$(19,310)

The Company’s pension plans had accumulated benefit obligations in excess of the fair value of plan assets. Selected information concerning these plans is a follows (in thousands):

	Pension Plan		Supplemental Plan
	2007	2006	2007	2006
Projected benefit obligation	$280,150	$285,400	$30,863	$30,919
Accumulated benefit obligation	249,314	249,350	21,453	21,169
Fair value of plan assets	248,193	221,205	-	-

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

Net periodic pension expense for defined benefit plans for fiscal years 2007, 2006 and 2005 included the following components (in thousands):

Pension Plan	2007	2006	2005
Service cost	$2,040	$1,562	$11,473
Interest cost	16,157	15,514	14,557
Expected return on plan assets	(17,335)	(16,019)	(14,896)
Amortization of prior service cost	220	198	215
Recognized net actuarial loss	6,971	8,316	9,098
Net periodic pension expense	$8,053	$9,571	$20,447

Supplemental Plan
Service cost	$800	$880	$703
Interest cost	1,741	1,604	1,470
Amortization of prior service cost	109	140	137
Recognized net actuarial loss	767	752	558
Net periodic pension expense	$3,417	$3,376	$2,868

Net periodic pension expense for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The following table summarizes the assumptions utilized:

	2007	2006	2005
Weighted Average Discount Rate (both Plans) – End of Year	6.25%	5.75%	5.50%
Rate of Increase in Future Payroll Costs:
Pension Plan	3.0% - 8.0%*	3.0% - 8.0%*	4.0% - 8.0%*
Supplemental Plan	6.0%	6.0%	6.0%
Assumed Long-Term Rate of Return on Assets (Pension Plan only)	8.25%	8.25%	8.25%
*	Rate varies by age, higher rates are associated with lower aged participants.

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

The supplemental plan is unfunded, with benefit payments being made from the Company’s general assets. Assets of the pension plan are invested in directed trusts. Assets in the directed trusts as of the fiscal year end were invested as follows:

Asset Class	2007	2006
Fixed income	25.8%	30.0%
Large cap domestic equities	31.5	30.1
Small cap domestic equities	11.6	11.3
International equities	8.4	7.0
Tactical asset allocation fund	11.6	11.2
Alternative Investments – Real Estate	4.0	3.7
Alternative Investments – Hedge Funds	4.5	4.6
Guaranteed investment contracts	0.7	0.7
Cash equivalents	1.9	1.4
	100%	100%

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

The Company has developed an Investment Policy Statement based on the need to satisfy the long-term liabilities of the Company’s pension plan. The Company seeks to maximize return with reasonable and prudent levels of risk. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Asset guidelines for the Strategic Allocation segment are:

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

The Investment Policy Statement contains the following guidelines:
–	Categorical restrictions such as limiting the average weighted duration of fixed income investments, limiting the aggregate amount of American Depository Receipts (ADRs), no direct foreign currency speculation, limited foreign exchange contracts, and limiting the use of derivatives;
–	Portfolio restrictions that address such things as investment restrictions, proxy voting, and brokerage arrangements; and
–	Asset class restrictions that address such things as single security or sector concentration, capitalization limits and minimum quality standards.

Since the Company’s supplemental plan is unfunded, the contributions to this plan is equal to the benefit payments made during the year. The Company expects to contribute $7.5 million for the pension plan and approximately $1.3 million for the supplemental plan during fiscal 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company’s defined benefit pension plans (in thousands):

	Pension Plan	Supplemental Plan
2008	$10,433	$1,287
2009	11,181	1,273
2010	11,962	1,257
2011	12,768	1,239
2012	13,585	1,326
Years 2013-2017	79,594	10,006

The Company continues to maintain an ESOP even though participation has been frozen and the Company has ceased any further contributions as previously discussed. Under the ESOP the Company provided cash contributions, as determined by the Board of Directors, to a trust for the purpose of purchasing shares of the Company's common stock on the open market. Such contributions were based on the Company’s net income for the fiscal year as a percentage of average shareholders’ equity. The total amount contributed was comprised of a base contribution of 1.5% of participants’ eligible compensation and an additional contribution of up to 3.5% of eligible compensation. At September 30, 2007, approximately 13% of the Company's common shares outstanding were owned by employees as participants in the ESOP. The Company’s final contribution to this plan was made in December 2005.

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

Expenses under the defined contribution, as well as the ESOP, profit sharing, deferred compensation and other plans, were as follows (in thousands):

	2007	2006	2005
Defined contribution	$18,350	$16,864	$2,443
ESOP	-	-	8,156
Profit sharing and other	1,679	3,159	2,011

COMPUTATION OF EARNINGS PER SHARE (EPS)

The following table details the computation of EPS for fiscal 2007, 2006 and 2005 (in thousands except per share data):

	2007	2006	2005
Basic EPS:
Net income	$80,688	$72,336	$68,598
Weighted average common shares outstanding	47,605	47,233	47,206
Basic EPS	$1.69	$1.53	$1.45

Diluted EPS:
Net income	$80,688	$72,336	$68,598
Weighted average common shares outstanding	47,605	47,233	47,206
Potential common share equivalents	534	454	524
Weighted average common shares outstanding	48,139	47,687	47,730
Diluted EPS	$1.68	$1.52	$1.44

Calculation of potential common share equivalents:
Options to purchase potential common shares	920	1,354	1,788
Weighted shares outstanding – stock awards	345	204	65
Potential common shares assumed purchased	(731)	(1,104)	(1,329)
Potential common share equivalents	534	454	524

Calculation of potential common shares assumed
purchased with potential proceeds:
Potential proceeds from exercise of options to
purchase common shares	$16,032	$22,557	$29,457
Weighted unamortized expense – stock awards	5,650	2,937	1,177
	$21,682	$25,494	$30,634
Common stock price used under the treasury
stock method	$29.67	$23.09	$23.05
Potential common shares assumed purchased	731	1,104	1,329

Restricted shares that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 114,393, 99,349 and 64,448 performance shares for the fiscal years 2007, 2006 and 2005, respectively, were excluded from the computation of diluted shares. All outstanding stock options were included in the calculation of potential common share equivalents for the fiscal years 2007, 2006 and 2005.

COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

See "Leases" above in this Item 8 for additional commitments and contingencies.

STATEMENTS OF CONSOLIDATED CASH FLOWS

A portion of the sales and operating costs of American & Efird’s foreign operations are denominated in currencies other than the U.S. dollar. This creates an exposure to foreign currency exchange rates. The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant, and such changes in the future are not expected to have a material impact on the Company’s results of operations or cash flows.

The following table sets forth selected cash payments and non-cash activity for fiscal years 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Cash paid during the year for:
Interest, Net of Amounts Capitalized	$17,295	$15,402	$13,078
Income Taxes	52,384	60,536	43,580
Non-cash activity:
Assets Acquired under Capital Leases	23,207	-	4,385

QUARTERLY INFORMATION (UNAUDITED)

The Company’s stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated (in millions, except per share data):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2007 Operating Results
Net Sales	$880.8	$891.8	$923.0	$943.6	$3,639.2
Gross Profit	261.4	269.9	281.5	283.5	1,096.3
Net Income	18.3	20.0	21.2	21.2	80.7
Net Income Per Share:
Basic	0.39	0.42	0.44	0.44	1.69
Diluted	0.38	0.42	0.44	0.44	1.68
Dividend Per Share	0.11	0.11	0.11	0.11	0.44
Market Price Per Share:
High	28.91	30.50	32.39	37.28	37.28
Low	25.20	26.30	29.53	27.53	25.20

2006 Operating Results
Net Sales	$796.7	$800.7	$830.2	$838.3	$3,265.9
Gross Profit	230.8	241.6	247.1	252.4	971.9
Net Income	16.9	19.7	17.8	17.9	72.3
Net Income Per Share:
Basic	0.36	0.42	0.38	0.38	1.53
Diluted	0.36	0.42	0.37	0.37	1.52
Dividend Per Share	0.11	0.11	0.11	0.11	0.44
Market Price Per Share:
High	23.94	24.75	24.83	26.50	26.50
Low	19.28	20.84	21.93	22.40	19.28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of September 30, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c) Attestation report of the registered public accounting firm. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which appears in Item 8, Financial Statement and Supplementary Data included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007.

(d) Changes in internal control over financial reporting. During the Company’s fourth fiscal quarter of 2007, there has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

For information regarding executive officers, refer to “Executive Officers of the Registrant” in Item 4A hereof. Other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors," “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2008 Annual Meeting of Shareholders (the "2008 Proxy Statement").

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors -Directors' Fees and Attendance,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee,” "Compensation Discussion and Analysis” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Principal Shareholders” and “Election of Directors-Beneficial Ownership of Company Stock” in the 2008 Proxy Statement and “Equity Compensation Plan Information” in Item 5 hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “Transactions with Related Persons and Certain Control Person” and “Election of Directors – Corporate Governance Matters” in the 2008 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Selection of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:		Page

	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	24

		Consolidated Balance Sheets, September 30, 2007 and October 1, 2006	26

		Statements of Consolidated Income for the fiscal years ended
		September 30, 2007, October 1, 2006, and October 2, 2005	27

		Statements of Consolidated Shareholders’ Equity and Comprehensive Income
		for the fiscal years ended September 30, 2007, October 1, 2006,
		and October 2, 2005	28

		Statements of Consolidated Cash Flows for the fiscal years ended
		September 30, 2007, October 1, 2006, and October 2, 2005	29

		Notes to Consolidated Financial Statements	30

	(2)	Financial Statement Schedules: The following report and financial
		statement schedules are filed herewith:

		Schedule I - Valuation and Qualifying Accounts and Reserves	S-1

		All other schedules are omitted as the required information is
		inapplicable or the information is presented in the consolidated
		financial statements or related notes thereto.

	(3)	Index to Exhibits: The following exhibits are filed with this report
		or, as noted, incorporated by reference herein.

Exhibit
Number	Description of Exhibit
3.1*	Restated Articles of Incorporation of the Company, dated December 14, 2000, incorporated herein by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002 (Commission File No. 1-6905).

4.1*	$50,000,000 6.48% Series A Senior Notes due March 1, 2011 and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 1-6905).

4.2*	$50,000,000 7.55% Senior Series B Notes due July 15, 2017 and $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the registrant’s Annual Report on Form 10-K for the fiscal year period ended September 28, 1997 (Commission File No. 1-6905).

Exhibit
Number	Description of Exhibit
4.3*	Credit Agreement, dated June 7, 2006, among Ruddick Corporation as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank, RBC Centura, Bank of America, N.A., Harris N.A. and JPMorgan Chase Bank, N.A. as Lenders and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated June 7, 2006 (Commission File No. 1-6905).

The Company has other long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Commission upon request.

10.1*	Supplemental Executive Retirement Plan of Ruddick Corporation, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.2*	Resolutions adopted by the Board of Directors of the Company and the Plan's Administrative Committee with respect to benefits payable under the Company's Supplemental Executive Retirement Plan to Alan T. Dickson and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.3*	Deferred Compensation Plan for Key Employees of Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.4*	1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

10.5*	Description of the Ruddick Corporation Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.6*	Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.7*	Rights Agreement dated November 16, 2000 by and between the Company and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

10.8*	Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

10.9*	Ruddick Corporation 1995 Comprehensive Stock Option Plan (the “1995 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.10*	Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan (the “1997 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

10.11*	Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

Exhibit
Number	Description of Exhibit
10.12*	Ruddick Corporation Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.13*	Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan (the “2000 Plan”), incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.14*	Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002, incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-6905).**

10.15*	Ruddick Corporation Flexible Deferral Plan, incorporated herein by reference to Exhibit 10.22 of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002 (Commission File No. 1-6905).**

10.16*	Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan (the “2002 Plan”), incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905).**

10.17*	Form of Ruddick Corporation Non-Employee Director Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.18*	Form of Ruddick Corporation Incentive Stock Option Award Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.19*	Form of Ruddick Corporation Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.20*	Form of Ruddick Corporation Restricted Stock Award Agreement for use in connection with the 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.21*	Summary of Executive Bonus Plan, incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (Commission File No. 1-6905).**

10.22*	Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 16, 2006 (Commission File No. 1-6905).**

10.23*	Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of Alan T. Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).**

10.24*	Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of R. Stuart Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).**

10.25*	Ruddick Corporation Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

Exhibit
Number	Description of Exhibit
10.26*	Addendum to the Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.27*	Change-in-Control and Severance Agreement dated September 19, 2007 between the registrant and Mr. Tomas W. Dickson, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.28*	Change-in-Control and Severance Agreement dated September 19, 2007 between the registrant and Mr. John B. Woodlief, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.29*	Change-in-Control and Severance Agreement dated September 19, 2007 between the registrant and Mr. Frederick J. Morganthall, II, incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.30*	Change-in-Control and Severance Agreement dated September 19, 2007 between the registrant and Mr. Fred A. Jackson, incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.31*	Ruddick Supplemental Executive Retirement Plan, Amendment No. 2 dated September 19, 2007, incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.32+	Summary of Non-Employee Director Compensation.

21+	List of Subsidiaries of the Company.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

*	Incorporated by reference.
**	Indicates management contract or compensatory plan required to be filed as an Exhibit.
+	Indicates exhibits filed herewith and follow the signature pages.

(b)	Exhibits

See (a )(3) above.

(c)	Financial Statement Schedules

See (a) (2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: November 28, 2007	By:	/s/ THOMAS W. DICKSON
Thomas W. Dickson,
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ THOMAS W. DICKSON	Chairman of the Board , President and	November 28, 2007
Thomas W. Dickson	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JOHN B. WOODLIEF	Vice President – Finance and Chief	November 28, 2007
John B. Woodlief	Financial Officer (Principal Financial Officer)

/s/ RONALD H. VOLGER	Vice President and Treasurer	November 28, 2007
Ronald H. Volger	(Principal Accounting Officer)

/s/ JOHN R. BELK	Director	November 28, 2007
John R. Belk

/s/ EDWIN B. BORDEN, JR.	Director	November 28, 2007
Edwin B. Borden, Jr.

/s/ JOHN P. DERHAM CATO	Director	November 28, 2007
John P. Derham Cato

/s/ ALAN T. DICKSON	Director	November 28, 2007
Alan T. Dickson

/s/ R. STUART DICKSON	Director	November 28, 2007
R. Stuart Dickson

Director
James E. S. Hynes

/s/ ANNA S. NELSON	Director	November 28, 2007
Anna S. Nelson

/s/ BAILEY W. PATRICK	Director	November 28, 2007
Bailey W. Patrick

/s/ ROBERT H. SPILMAN, JR.	Director	November 28, 2007
Robert H. Spilman, Jr.

/s/ HAROLD C. STOWE	Director	November 28, 2007
Harold C. Stowe

/s/ ISAIAH TIDWELL	Director	November 28, 2007
Isaiah Tidwell

SCHEDULE I

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
September 30, 2007, October 1, 2006
and October 2, 2005
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
		ADDITIONS
	BALANCE	CHARGED TO			BALANCE
	AT BEGINNING	COSTS AND			AT END
DESCRIPTION	OF FISCAL YEAR	EXPENSES	DEDUCTIONS		OF PERIOD
Fiscal Year Ended October 2, 2005:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$3,170	$1,741	$780	*	$4,131
Reserves For Exit Costs	$138	$-	$138		$-

Fiscal Year Ended October 1, 2006:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$4,131	$731	$1,143	*	$3,719

Fiscal Year Ended September 30, 2007:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$3,719	$971	$728	*	$3,962

____________________

*Represents accounts receivable balances written off as uncollectible, less recoveries.

S-1