Form 10-Q
period 2007-12-30
RUDDICK CORP
filed 2008-02-01
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 30, 2007

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
Yes                                  No      X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of January 25, 2008
Common Stock	48,271,334 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets (unaudited) -
	December 30, 2007 and September 30, 2007	1

	Consolidated Condensed Statements of Operations (unaudited) -
	13 Weeks Ended December 30, 2007 and December 31, 2006	2

	Consolidated Condensed Statements of Shareholders’ Equity
	and Comprehensive Income (unaudited) – 13 Weeks Ended
	December 30, 2007 and December 31, 2006	3

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	13 Weeks Ended December 30, 2007 and December 31, 2006	4

	Notes to Consolidated Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	December 30,	September 30,
	2007	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$14,777	$26,747
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,957 and $3,962	114,404	92,998
Refundable Income Taxes	-	6,796
Inventories	304,146	295,662
Deferred Income Taxes	10,386	9,775
Prepaid Expenses and Other Current Assets	22,384	24,286
Total Current Assets	466,097	456,264
Property, Net	903,471	867,636
Investments	101,837	100,736
Deferred Income Taxes	8,654	-
Goodwill	8,169	8,169
Intangible Assets	27,044	27,617
Other Long-Term Assets	71,326	69,267
Total Assets	$1,586,598	$1,529,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$11,223	$11,694
Current Portion of Long-Term Debt and Capital Lease Obligations	7,992	8,535
Accounts Payable	204,369	227,493
Federal and State Income Taxes	7,642	-
Deferred Income Taxes	64	-
Accrued Compensation	37,209	57,352
Other Current Liabilities	80,774	77,696
Total Current Liabilities	349,273	382,770
Long-Term Debt and Capital Lease Obligations	316,347	255,857
Deferred Income Taxes	1,195	870
Pension Liabilities	65,945	64,162
Other Long-Term Liabilities	90,312	83,696
Minority Interest	5,796	5,724
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 48,404,803 at December 30, 2007
and 48,127,252 at September 30, 2007	84,490	81,677
Retained Earnings	711,532	693,992
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(38,292)	(39,059)
Total Shareholders' Equity	757,730	736,610
Total Liabilities and Shareholders' Equity	$1,586,598	$1,529,689

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)
(unaudited)

	13 Weeks Ended	13 Weeks Ended
	December 30,	December 31,
	2007	2006
Net Sales	$976,743	$880,774
Cost of Sales	685,710	619,362
Selling, General and Administrative Expenses	248,147	227,601
Operating Profit	42,886	33,811
Interest Expense	4,961	4,377
Interest Income	(90)	(30)
Investment Losses (Gains)	54	(27)
Minority Interest	87	170
Income Before Taxes	37,874	29,321
Income Tax Expense	14,526	11,024
Net Income	$23,348	$18,297

Net Income Per Share:
Basic	$0.49	$0.39
Diluted	$0.48	$0.38

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,853	47,433
Diluted	48,363	47,973

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders’	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at October 1, 2006	47,557,894	$70,729	$634,422	$(34,634)	$670,517
Exercise of stock options,
including tax benefits of $1,025	120,802	2,605	-	-	2,605
Share-based compensation	192,033	926	-	-	926
Shares effectively purchased and retired
for withholding taxes	(14,882)	(425)	-	-	(425)
Net earnings	-	-	18,297	-	18,297	$18,297
Dividends ($0.11 a share)	-	-	(5,264)	-	(5,264)
Foreign currency translation adjustment,
net of $195 for taxes	-	-	-	880	880	880
Balance at December 31, 2006	47,855,847	$73,835	$647,455	$(33,754)	$687,536	$19,177

Balance at September 30, 2007	48,127,252	$81,677	$693,992	$(39,059)	$736,610
Exercise of stock options,
including tax benefits of $1,257	91,814	2,673	-	-	2,673
Directors’ stock plan	-	(11)	-	-	(11)
Share-based compensation	213,994	1,184	-	-	1,184
Shares effectively purchased and retired
for withholding taxes	(28,257)	(1,033)	-	-	(1,033)
Net earnings	-	-	23,348	-	23,348	$23,348
Dividends ($0.12 a share)	-	-	(5,808)	-	(5,808)
Foreign currency translation adjustment,
net of $314 for taxes	-	-	-	767	767	767
Balance at December 30, 2007	48,404,803	$84,490	$711,532	$(38,292)	$757,730	$24,115

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	13 Weeks Ended	13 Weeks Ended
	December 30,	December 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$23,348	$18,297
Non-Cash Items Included in Net Income:
Depreciation and Amortization	26,639	24,006
Deferred Taxes	(1,411)	(4,314)
Net (Gain) Loss on Sale of Property	(273)	81
Share-Based Compensation	1,184	926
Other, Net	21	1,007
Changes in Operating Accounts Utilizing Cash	(52,644)	(29,690)
Net Cash (Used in) Provided by Operating Activities	(3,136)	10,313

INVESTING ACTIVITIES:
Capital Expenditures	(42,763)	(40,633)
Purchase of Other Investments	(789)	(1,512)
Cash Proceeds from Sale of Property and Partnership Distributions	616	6,224
Investments in Company-Owned Life Insurance	(979)	(1,769)
Other, Net	(86)	(1,423)
Net Cash Used in Investing Activities	(44,001)	(39,113)

FINANCING ACTIVITIES:
Net (Payments on) Proceeds from Short-Term Debt Borrowings	(612)	955
Net (Payments on) Proceeds from Revolver Borrowings	(59,200)	17,500
Proceeds from Long-Term Debt Borrowings	100,000	-
Payments on Long-Term Debt and Capital Leases	(692)	(186)
Dividends Paid	(5,808)	(5,264)
Proceeds from Stock Issued	1,416	1,580
Share-Based Compensation Tax Benefits	1,257	1,025
Other, Net	(1,305)	(237)
Net Cash Provided by Financing Activities	35,056	15,373
Decrease in Cash and Cash Equivalents	(12,081)	(13,427)
Effect of Foreign Currency Fluctuations on Cash	111	-
Cash and Cash Equivalents at Beginning of Period	26,747	29,188
Cash and Cash Equivalents at End of Period	$14,777	$15,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$5,681	$3,855
Income Taxes	1,995	622
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	19,276	2,975

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

Description of Business
Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) operates a regional chain of supermarkets in eight southeastern states, and American & Efird, Inc. (“A&E”) manufactures and distributes industrial sewing thread, embroidery thread and technical textiles on a global basis.

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

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on November 28, 2007 (“Company’s 2007 Annual Report”).

The Company’s Consolidated Condensed Balance Sheet as of September 30, 2007 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended December 30, 2007 are not necessarily indicative of results for a full year.

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

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the first quarter of fiscal years 2008 and 2007 (in thousands):

	Retail	Industrial
	Grocery	Thread	Corporate	Consolidated
13 Weeks Ended December 30, 2007:
Net Sales	$896,604	$80,139	$-	$976,743
Operating Profit (Loss)	44,235	230	(1,579)	42,886

13 Weeks Ended December 31, 2006:
Net Sales	$796,261	$84,513	$-	$880,774
Operating Profit (Loss)	35,438	404	(2,031)	33,811

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

13 Weeks Ended
	December 30, 2007	December 31, 2006
Basic EPS:
Net income	$23,348	$18,297
Weighted average common shares outstanding	47,853	47,433
Basic EPS	$0.49	$0.39

Diluted EPS:
Net income	$23,348	$18,297
Weighted average common shares outstanding	47,853	47,433
Net potential common share equivalents - stock options	315	419
Net potential common share equivalents - stock awards	195	121
Weighted average common shares outstanding - diluted	48,363	47,973
Diluted EPS	$0.48	$0.38

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 141,470 and 134,330 performance shares for the 13 weeks ended December 30, 2007 and December 31, 2006, respectively were excluded from the computation of diluted shares. Additionally, 40,515 common share equivalents related to stock awards were excluded from the calculation of potential common share equivalents because they were determined to be anti-dilutive. All outstanding stock options were included in the calculation of potential common share equivalents for the 13 weeks ended December 30, 2007 and December 31, 2006.

Employee Benefit Plans
The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental executive retirement plan (“SERP”) for certain selected officers and directors of the Company and its subsidiaries. The retirement benefit plans include a qualified pension plan which is a non-contributory, funded defined benefit plan, a qualified funded defined contribution retirement plan and the SERP which is an unfunded, defined benefit plan.

The following table summarizes the components of the net periodic pension expense for the Company-sponsored defined benefit pension plans (both the funded pension plan and the unfunded SERP) (in thousands):

13 Weeks Ended
	December 30, 2007	December 31, 2006
Funded Pension Plan:
Service cost	$407	$375
Interest cost	4,270	2,975
Expected return on plan assets	(4,633)	(3,198)
Amortization of prior service cost	54	40
Recognized net actuarial loss	1,154	1,278
Net periodic pension expense	$1,252	$1,470

Unfunded SERP:
Service cost	$206	$200
Interest cost	472	435
Amortization of prior service cost	62	27
Recognized net actuarial loss	115	192
Net periodic pension expense	$855	$854

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2007 Annual Report, the Company’s current funding policy for its qualified funded pension plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions. The Company presently anticipates contributing approximately $7.5 million to its pension plan in the third quarter of fiscal 2008. This amount is based on preliminary information and the actual contribution will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Contributions to the Company’s SERP are equal to the benefit payments made during the year. The Company has contributed $358,000 during the 13 weeks ended December 30, 2007, and anticipates contributing approximately $1,073,000 more for expected future benefit payments during the remainder of fiscal 2008.

Expense related to the Company’s defined contribution retirement plan amounted to $4,461,000 and $4,334,000 for the 13 weeks ended December 30, 2007 and December 31, 2006, respectively.

Equity Incentive Plans
The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2007 Annual Report, the Company’s Board of Directors began approving stock awards in lieu of stock options beginning in November 2004.

A summary of the status of the Company's stock awards as of the balance sheet dates, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

13 Weeks Ended
Stock Awards	December 30, 2007		December 31, 2006
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	477	$25.17	325	$20.92
Granted	278	36.69	269	28.63
Vested	(87)	23.45	(47)	21.45
Forfeited	(53)	28.54	(56)	20.18
Non-vested at end of period	615	30.32	491	25.17

The total fair value of stock awards vested during the 13 weeks ended December 30, 2007 and December 31, 2006 was $3,190,000 and $1,354,000, respectively.

The stock awards are being expensed over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,296,000 and $809,000 for the 13 weeks ended December 30, 2007 and December 31, 2006, respectively. Unamortized expense related to these awards as of December 30, 2007 amounted to $13,590,000, with a weighted average recognition period of 2.56 years.

A summary of the status of the Company's stock option plans as of the balance sheet dates, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

13 Weeks Ended
Stock Options	December 30, 2007		December 31, 2006
	Shares	Price	Shares	Price
Outstanding at beginning of period	731	$16.01	1,179	$15.81
Exercised	(90)	15.87	(144)	15.49
Forfeited	(3)	16.35	-	-
Outstanding at end of period	638	16.03	1,035	15.87
Options exercisable at end of period	534	15.86	741	15.71

The option price per share for stock options outstanding as of December 30, 2007 ranged from $11.50 to $19.94 and the average remaining life was 0.89 years. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of the balance sheet dates and stock options exercised during the periods ending on those dates is presented below (in thousands):

	December 30, 2007	December 31, 2006
Intrinsic value of outstanding options at end of period	$12,150	$12,460
Intrinsic value of options exercisable at end of period	10,257	9,034
Intrinsic value of stock options exercised during the 13 week period	1,807	1,768

Compensation costs related to stock options amounted to a credit of $112,000 and a charge of $117,000 for the 13 weeks ended December 30, 2007 and December 31, 2006, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. There were no stock options granted in fiscal 2008 or fiscal 2007.

Inventory
The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	December 30, 2007	September 30, 2007
Finished Goods	$270,725	$264,375
Raw Materials and Supplies	25,622	24,783
Work in Process	7,799	6,504
Total Inventories	$304,146	$295,662

Intangible Assets
The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	December 30, 2007	September 30, 2007
Amortizing Intangible Assets:
Acquired favorable operating leases	$17,034	$17,034
Customer lists	5,534	5,534
Land use rights – foreign operations	4,250	4,179
Non-compete agreements	4,083	4,286
Trademarks, licenses and other	2,554	2,554
Total amortizing intangibles	33,455	33,587
Accumulated amortization	(6,411)	(5,970)
Total intangible assets, net of accumulated amortization	$27,044	$27,617

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangible assets are recorded by A&E. Amortization expense for intangible assets was $644,000 and $612,000 for the 13 weeks ended December 30, 2007 and December 31, 2006, respectively. Amortizing intangible assets have remaining useful lives from 1 year to 48 years. Projected amortization expense for intangible assets existing as of December 30, 2007 is: $1,810,000 for the remainder of fiscal 2008 and $2,519,000, $2,286,000, $1,848,000 and $1,570,000 for fiscal years 2009, 2010, 2011 and 2012, respectively.

Debt
On December 20, 2007, the Company and eleven banks entered into a new credit agreement that provides for a five-year revolving credit facility in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The new credit agreement also provides for an optional increase of the revolving credit facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require consent of the lenders. The new credit agreement replaced a previously existing $350 million revolving credit facility dated June 7, 2006. Outstanding borrowings under the new credit agreement bear interest at a variable rate based on a reference to: rates on federal funds transactions with members of the Federal Reserve System or the prime rate in effect on the interest determination date; the LIBOR Market Index Rate; or, the LIBOR Rate, each plus an applicable margin. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The financial covenants of the new credit agreement remained consistent with the financial covenants of the previously existing revolving credit facility dated June 7, 2006.

Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

At the date of adoption of FIN 48, the Company’s consolidated balance sheet included $6.7 million of tax positions that are highly certain but for which there is uncertainty about the timing. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these positions would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period. Also as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of approximately $1.2 million. The Company has elected to record interest expense related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recorded as a component of income tax expense. Due to the timing nature of the tax positions and the amount of related interest previously accrued, there was no cumulative effect of adopting FIN 48 required to be recorded against retained earnings or material effect on the Company’s financial position, results of operations or cash flows.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The U.S. federal statute of limitations remains open for the fiscal year 1999 and onward with fiscal years 1999 to 2004 under examination by the Internal Revenue Service (the “IRS”). In connection with the fiscal years under examination, the Company has filed a protest with respect to certain IRS-proposed adjustments with which it does not agree. Those adjustments will be addressed with the Appeals Division of the IRS. The hearing with the Appeals Division and timing of any resolution is currently uncertain. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

The Company does not expect the tax matters for those years currently in appeals to settle with the IRS within the next 12 months. Any outcomes and the timing of audit settlement are subject to significant uncertainty; however, management believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 14 years, and the future minimum lease payments of approximately $64.6 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $6.9 million for the remainder of fiscal 2008 (29 stores), $8.4 million in fiscal 2009 (28 stores), $7.4 million in fiscal 2010 (22 stores), $7.0 million in fiscal 2011 (18 stores), $6.4 million in fiscal 2012 (16 stores) and $28.5 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $22.2 million at December 30, 2007.

Statements of Consolidated Cash Flows
A portion of the sales and operating costs of A&E’s foreign operations are denominated in currencies other than the U.S. dollar. This creates an exposure to foreign currency exchange rates. The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant, and such changes in the future are not expected to have a material impact on the Company’s results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
The Company operates primarily in two business segments through two wholly owned subsidiaries: retail grocery (including real estate and store development activities) – Harris Teeter, and industrial sewing thread (textile primarily), including embroidery thread and technical textiles – A&E. Harris Teeter operates a regional chain of supermarkets in the southeastern United States. A&E globally manufactures and distributes sewing thread for the apparel and other markets, embroidery thread and technical textiles. The Company evaluates the performance of its two businesses utilizing various measures, some of which are based on operating profit.

Harris Teeter’s supermarket environment is highly competitive, characterized by competition from other traditional grocery retailers, as well as other competitors including, but not limited to, discount retailers such as “supercenters” and “club and warehouse stores,” specialty supermarkets and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product assortment, variety and focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets.

Harris Teeter continued with its aggressive new store development program. Since the end of the first quarter of fiscal 2007, Harris Teeter has opened sixteen new stores while closing or divesting five stores for a net addition of eleven stores. Harris Teeter operated 166 stores at December 30, 2007. Much of Harris Teeter’s new store growth is focused on its expanding Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The aggressive new store activity has utilized the Company’s excess cash, required borrowings under the Company’s revolving credit facility and resulted in higher pre-opening and incremental start-up costs.

Business conditions for A&E’s customers in the textile and apparel industry remain difficult in the Americas due to the continued shift of apparel sourcing outside the Americas and the challenging retail environment faced in many parts of the world due to general economic conditions. Additionally, A&E continues to face increased operating costs and highly competitive pricing in its markets. In response, A&E has focused on strategic initiatives that enhance its global footprint and diversify its product lines. A&E has completed or continues to make good progress towards the integration and consolidation of the strategic investments made in the past few years. A&E also continues to expand its sales and distribution capabilities in Asia. Sales of premium apparel and non-apparel threads continue to increase in China along with A&E’s expanding customer base in this key market.

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended December 30, 2007 and December 31, 2006. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	December 30, 2007		December 31, 2006
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$896,604	91.8	$796,261	90.4	12.6
American & Efird	80,139	8.2	84,513	9.6	(5.2)
Total	$976,743	100.0	$880,774	100.0	10.9

Gross Profit
Harris Teeter	$273,427	27.99	$242,844	27.57	12.6
American & Efird	17,606	1.80	18,568	2.11	(5.2)
Total	291,033	29.79	261,412	29.68	11.3

Selling, General and Admin. Expenses
Harris Teeter	229,192	23.46	207,406	23.55	10.5
American & Efird	17,376	1.78	18,164	2.06	(4.3)
Corporate	1,579	0.16	2,031	0.23	(22.2)
Total	248,147	25.40	227,601	25.84	9.0

Operating Profit (Loss)
Harris Teeter	44,235	4.53	35,438	4.02	24.8
American & Efird	230	0.02	404	0.05	(43.0)
Corporate	(1,579)	(0.16)	(2,031)	(0.23)	(22.2)
Total	42,886	4.39	33,811	3.84	26.8

Other Expense, net	5,012	0.51	4,490	0.51	11.6
Income Tax Expense	14,526	1.49	11,024	1.25	31.8
Net Income	$23,348	2.39	$18,297	2.08	27.6

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at the Company’s Harris Teeter supermarket subsidiary and was offset, in part, by a decrease in sales at A&E when compared to the prior year. A&E’s foreign sales for the first quarter of fiscal 2008 represented 4.5% of the consolidated net sales of the Company compared to 5.3% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit increased during the first quarter of fiscal 2008 over the prior year period as a result of sales increases at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales decreased when compared to the prior year period as a result of the fixed costs leverage created by the consolidated sales increase and lower operating costs at Corporate. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased over the prior year period by $0.5 million as a result of increased borrowings under the Company’s credit facility in support of Harris Teeter’s new store development program.

The effective income tax rate for the first quarter of fiscal 2008 was 38.4% as compared to 37.6% in the first quarter of fiscal 2007. The rate for the current period increased over the prior year as a result of an increase in the Company’s estimated blended annual state tax rate and estimated taxes associated with foreign operations. The current period rate represents the Company’s expected annual effective rate for fiscal 2008.

As a result of the items discussed above, consolidated net income for the first quarter of fiscal 2008 increased by $5.1 million, or 27.6%, over the prior year period and earnings per diluted share increased by 26.3% to $0.48 per share in fiscal 2008 from $0.38 per share in fiscal 2007.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended December 30, 2007 and December 31, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	December 30, 2007		December 31, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$896,604	100.00	$796,261	100.00	12.6
Cost of Sales	623,177	69.50	553,417	69.50	12.6
Gross Profit	273,427	30.50	242,844	30.50	12.6
SG&A Expenses	229,192	25.57	207,406	26.05	10.5
Operating Profit	$44,235	4.93	$35,438	4.45	24.8

Net sales increased by 12.6% in the first quarter of fiscal 2008 as compared to the prior year period. The increase in net sales was attributable to new store activity, partially offset by store closings and divestitures, and comparable store sales increases. The increase in net sales from new stores exceeded the loss of sales from closed and divested stores by $64.4 million for the comparable periods. Comparable store sales (see definition below) increased 4.40% ($33.6 million) in the first quarter of fiscal 2008 as compared to 3.31% ($22.7 million) in the first quarter of fiscal 2007. The increase in comparable store sales was driven by higher customer counts and higher average transaction size. Comparable store sales are negatively impacted by Harris Teeter’s strategy of opening additional stores in its core markets that have proximity to existing stores. However, management expects these close proximity stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuations in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," Harris Teeter has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed upon the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales if the store remains open during the construction.

Gross profit as a percent to sales in the first quarter of fiscal 2008 remained consistent with the prior year period. Harris Teeter has maintained its gross profit margins through effective retail pricing, targeted promotional spending programs and private label branding which offset an increase in promotional spending to support new stores. Gross profit margins are also maintained by management’s emphasis on distribution, manufacturing and store level productivity efforts, assortment and product mix.

SG&A expenses as a percent to sales for the first quarter of fiscal 2008 decreased from the prior year period, as a result of the leverage created through sales gains that apply against fixed costs. The sales increases along with a continued emphasis on operational efficiencies and cost controls have provided the savings that offset the incremental costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs) and increased associate benefit costs, credit and debit card fees and occupancy costs. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $3.7 million (0.41% to sales) for the first quarter of fiscal 2008 as compared to $5.0 million (0.62% to sales) for the first quarter of fiscal 2007. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

The improvement in operating profit over the prior year period resulted from the sales and cost elements described above. Harris Teeter continues to concentrate on expanding within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended December 30, 2007 and December 31, 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	December 30, 2007		December 31, 2006
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$80,139	100.00	$84,513	100.00	(5.2)
Cost of Sales	62,533	78.03	65,945	78.03	(5.2)
Gross Profit	17,606	21.97	18,568	21.97	(5.2)
SG&A Expenses	17,376	21.68	18,164	21.49	(4.3)
Operating Profit	$230	0.29	$404	0.48	(43.0)

Net sales decreased 5.2% in the first quarter of fiscal 2008 as compared to the prior year period. The decrease was driven primarily by sales declines in the Americas between the first quarters of fiscal 2008 and fiscal 2007. Sales gains in A&E’s Asian and European operations for the current year period were offset by the sales declines realized in the Americas. Foreign sales accounted for approximately 55% of total A&E sales in the first quarter of both fiscal 2008 and fiscal 2007. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, A&E will continue to pursue business acquisitions that will diversify its product lines and build upon its global footprint by way of joint ventures and other investments.

Gross profit as a percent to sales in the first quarter of fiscal 2008 remained consistent with the prior year period even though gross profit dollars declined. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities through the integration of acquired businesses in its domestic and foreign operations.

SG&A expenses as a percent to sales increased slightly in the first quarter of fiscal 2008 from the prior year period even though the total actual expenses declined. SG&A expenses for the first quarter of fiscal 2008 were offset by an expense reversal of approximately $0.9 million for costs associated with certain import duties levied against A&E’s Mexico operations and previously accrued by A&E. During the first quarter of fiscal 2008, A&E resolved the dispute through an amnesty program provided by the Mexican authorities.

The decrease in A&E’s operating profit for the first quarter of fiscal 2008 as compared to the prior year period resulted from a challenging retail apparel environment in many parts of the world and its impact on A&E’s operating results discussed above. A&E continued to realize increased sales and improved operating profits in its Asian operations during the first quarter of fiscal 2008.

Outlook
Harris Teeter’s continued improvement in operating performance and financial position provides the flexibility to support its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 13 new stores (2 of which will replace existing stores) and complete major remodeling on 6 more stores (3 of which will be expanded in size) during the remainder of fiscal 2008. The new store development program for fiscal 2008 is expected to result in a 9.0% increase in retail square footage as compared to an 11.9% increase in fiscal 2007. The annual number of new store openings planned for the foreseeable future is expected to be similar to that of fiscal 2008. Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s capital expenditures for fiscal 2008 are presently estimated at approximately $202 million. The new store program anticipates the continued expansion of Harris Teeter’s existing markets including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

Startup costs associated with opening new stores under Harris Teeter’s store development program can negatively impact operating margins and net income. In the current competitive environment, promotional costs to maintain market share could also negatively impact operating margins and net income in future periods. The continued execution of productivity initiatives implemented throughout all stores, maintaining controls over waste, implementation of operating efficiencies and effective merchandising strategies will dictate the pace at which Harris Teeter’s operating results could improve, if at all.

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

The Company’s management remains cautious in its expectations for the remainder of fiscal 2008 due to the intensely competitive retail grocery market and challenging textile and apparel environment. Pre-opening and start-up costs associated with the record number of new stores opened in fiscal 2007 and planned for fiscal 2008 could prove challenging. Further operating improvement will be dependent on the Company’s ability to offset increased operating costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned operating subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of retail grocery and the manufacturing and distribution of industrial thread, embroidery thread and technical textiles, respectively. The Company has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to its subsidiaries and is dependent upon income and upstream dividends from its operating subsidiaries. There are no restrictions on the subsidiary dividends, which have historically been determined as a percentage of net income of each subsidiary.

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s credit facility. During the 13 weeks ended December 30, 2007, operating activities utilized $3.1 million of cash as compared to generating $10.3 million in the comparable period last year. The decrease in cash provided by operations was driven by changes in the payable leverage on inventory during the comparable periods and its impact on the working capital requirements. Investing activities during the 13 weeks ended December 30, 2007 required net cash of $44.0 million, up $4.9 million from the comparable prior year period. Financing activities during the 13 weeks ended December 30, 2007 provided $35.1 million of cash and included a net addition of $40.8 million of borrowings under the Company’s credit facility.

During the 13 weeks ended December 30, 2007, consolidated capital expenditures totaled $42.8 million. During this period, Harris Teeter’s capital expenditures were $40.9 million and A&E’s capital expenditures were $1.9 million. Fiscal 2008 consolidated capital expenditures are expected to total approximately $214 million, consisting of approximately $202 million for Harris Teeter and approximately $12 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2008 as well as the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving credit facility.

On December 20, 2007, the Company and eleven banks entered into a new credit agreement that provides for a five-year revolving credit facility (“Revolving Credit Facility”) in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The new credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require consent of the lenders. The new credit agreement replaced a previously existing $350 million revolving credit facility dated June 7, 2006. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the new credit agreement. The more significant of the financial covenants which the Company must meet during the term of the new credit agreement remained consistent with the financial covenants of the previously existing revolving credit facility dated June 7, 2006, and include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 30, 2007, the Company was in compliance with all financial covenants of the new credit agreement and $31.8 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $22.2 million as of December 30, 2007. In addition to the $296.0 million of borrowings available under the Revolving Credit Facility as of December 30, 2007, the Company has the capacity to borrow up to an aggregate amount of $41.8 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. Management believes that the limit on indebtedness does not significantly restrict the Company's ability to meet future liquidity requirements.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of September 30, 2007 was included under the heading “Contractual Obligations and Commercial Commitments” on page 19 of the Company's 2007 Annual Report. There have been no significant changes in the Company’s contractual obligations as disclosed in this table except as discussed below.

In December 2007, the Company entered into a new credit agreement that replaced a previously existing 5-year revolving credit facility dated June 7, 2006. The replaced revolving credit facility had outstanding borrowings of $91.0 million included with Long-Term Debt (3-5 year column) in the table referenced above. Outstanding borrowings under the new credit agreement as of December 30, 2007, amounted to $131.8 million, an increase of $40.8 million from September 30, 2007. The ultimate maturity of these borrowings is deemed to be December 20, 2012, the termination date of the credit agreement, which would fall within the “more than 5 years” column per the referenced table.

Refer to the Note entitled “Guarantor Obligations” of Item 1 herein for a discussion of other contractual obligations and commitments.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2007 Annual Report. There have been no material changes to any of the critical accounting policies contained therein.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The Company continues to evaluate the impact of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R is a revision of SFAS No. 141 that requires most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value.” This new standard applies to all business combinations, including combinations among mutual entities and combinations by contract alone. SFAS No. 141R becomes effective for the Company’s 2010 fiscal year beginning on September 28, 2009 and will be applied to business combinations occurring after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires noncontrolling interest (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new standard applies to the accounting for noncontrolling interest and transactions with noncontrolling interest holders in consolidated financial statements and will become effective for the Company’s 2010 fiscal year beginning on September 28, 2009. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A “Risk Factors” of the Company’s 2007 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company's 2007 Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of December 30, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting. During the Company’s first quarter of fiscal 2008, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in various matters from time to time in connection with their operations, including various lawsuits, patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s business or financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s 2007 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended December 30, 2007.

The following table summarizes the Company’s purchases of its common stock during the quarter ended December 30, 2007.

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs (1)	Programs
October 1, 2007 to November 4, 2007	- 0 -	n.a.	- 0 -	3,072,069
November 5, 2007 to December 2, 2007	- 0 -	n.a.	- 0 -	3,072,069
December 3, 2007 to December 30, 2007	- 0 -	n.a.	- 0 -	3,072,069
Total	- 0 -	n.a.	- 0 -	3,072,069

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of December 30, 2007, the Company had purchased 1,567,920 shares under this authorization. No shares were purchased under this authorization during the quarter ended December 30, 2007. The stock purchase plan has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Credit Agreement, dated December 20, 2007, among Ruddick Corporation, as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank, Bank of America, N.A., JPMorgan Chase Bank, N.A., RBC Centura, CoBank, ACB, AgFirst Farm Credit Bank, U.S. AgBank, FCB, Farm Credit Bank of Texas and GreenStone Farm Credit Services, ACA, as Lenders, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated December 20, 2007 (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: February 1, 2008	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief,
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Sequential
(per Item 601 of Reg. S-K)	Description of Exhibit	Page No.
10.1

Credit Agreement, dated December 20, 2007, among Ruddick Corporation, as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank, Bank of America, N.A., JPMorgan Chase Bank, N.A., RBC Centura, CoBank, ACB, AgFirst Farm Credit Bank, U.S. AgBank, FCB, Farm Credit Bank of Texas and GreenStone Farm Credit Services, ACA, as Lenders, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated December 20, 2007 (Commission File No.1-6905).

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