Form 10-Q
period 2008-03-30
RUDDICK CORP
filed 2008-05-06
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2008

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
     Yes      X                         No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes                                  No      X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of April 28, 2008
Common Stock	48,268,314 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	March 30,	September 30,
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$29,158	$26,747
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,114 and $3,962	94,501	92,998
Refundable Income Taxes	-	6,796
Inventories	297,104	295,662
Deferred Income Taxes	12,110	9,775
Prepaid Expenses and Other Current Assets	23,182	24,286
Total Current Assets	456,055	456,264
Property, Net	924,065	867,636
Investments, Including Escrow Deposit	126,702	100,736
Deferred Income Taxes	9,735	-
Goodwill	8,169	8,169
Intangible Assets	26,486	27,617
Other Long-Term Assets	72,715	69,267
Total Assets	$1,623,927	$1,529,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$10,564	$11,694
Current Portion of Long-Term Debt and Capital Lease Obligations	8,256	8,535
Accounts Payable	202,104	227,493
Federal and State Income Taxes	1,035	-
Deferred Income Taxes	506	-
Accrued Compensation	56,578	57,352
Other Current Liabilities	76,207	77,696
Total Current Liabilities	355,250	382,770
Long-Term Debt and Capital Lease Obligations	331,050	255,857
Deferred Income Taxes	1,106	870
Pension Liabilities	67,545	64,162
Other Long-Term Liabilities	90,111	83,696
Minority Interest	5,907	5,724
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 48,235,291 at March 30, 2008
and 48,127,252 at September 30, 2007	80,183	81,677
Retained Earnings	729,807	693,992
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(37,032)	(39,059)
Total Shareholders' Equity	772,958	736,610
Total Liabilities and Shareholders' Equity	$1,623,927	$1,529,689

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Net Sales	$975,572	$891,835	$1,952,315	$1,772,609
Cost of Sales	674,201	621,930	1,359,911	1,241,292
Selling, General and Administrative Expenses	257,295	233,332	505,442	460,933
Operating Profit	44,076	36,573	86,962	70,384
Interest Expense	4,950	4,445	9,911	8,822
Interest Income	(107)	(85)	(197)	(115)
Net Investment Loss	41	53	95	26
Minority Interest	111	135	198	305
Income Before Taxes	39,081	32,025	76,955	61,346
Income Tax Expense	15,019	12,035	29,545	23,059
Net Income	$24,062	$19,990	$47,410	$38,287

Net Income Per Share:
Basic	$0.50	$0.42	$0.99	$0.81
Diluted	$0.50	$0.42	$0.98	$0.80

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,815	47,577	47,834	47,505
Diluted	48,265	48,076	48,314	48,025

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at October 1, 2006	47,557,894	$70,729	$634,422	$(34,634)	$670,517
Exercise of Stock Options,
Including Tax Benefits of $1,262	262,292	4,977	-	-	4,977
Directors' Stock Plan	-	1	-	-	1
Share-Based Compensation	190,522	2,049	-	-	2,049
Shares Effectively Purchased and
Retired for Withholding Taxes	(14,882)	(425)	-	-	(425)
Net Earnings	-	-	38,287	-	38,287	$38,287
Dividends ($0.22 a Share)	-	-	(10,541)	-	(10,541)
Foreign Currency Translation
Adjustment, Net of $330 for Taxes	-	-	-	796	796	796
Balance at April 1, 2007	47,995,826	$77,331	$662,168	$(33,838)	$705,661	$39,083

Balance at September 30, 2007	48,127,252	$81,677	$693,992	$(39,059)	$736,610
Exercise of Stock Options,
Including Tax Benefits of $1,375	135,922	3,386	-	-	3,386
Directors' Stock Plan	-	(12)	-	-	(12)
Share-Based Compensation	203,874	2,766	-	-	2,766
Shares Effectively Purchased and
Retired for Withholding Taxes	(28,257)	(1,033)	-	-	(1,033)
Shares Purchased and Retired	(203,500)	(6,601)	-	-	(6,601)
Net Earnings	-	-	47,410	-	47,410	$47,410
Dividends ($0.24 a Share)	-	-	(11,595)	-	(11,595)
Foreign Currency Translation
Adjustment, Net of $484 for Taxes	-	-	-	2,027	2,027	2,027
Balance at March 30, 2008	48,235,291	$80,183	$729,807	$(37,032)	$772,958	$49,437

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands)
(unaudited)

	26 Weeks Ended
	March 30,	April 1,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$47,410	$38,287
Non-Cash Items Included in Net Income
Depreciation and Amortization	54,904	48,922
Deferred Income Taxes	(4,005)	(8,804)
Net Loss (Gain) on Property Sales	68	(170)
Impairment Losses	113	617
Share-Based Compensation	2,766	2,049
Other, Net	208	(485)
Changes in Operating Accounts Utilizing Cash	(18,638)	(5,582)
Net Cash Provided by Operating Activities	82,826	74,834

INVESTING ACTIVITIES:
Capital Expenditures	(92,280)	(87,898)
Purchase of Other Investments, Including Escrow Deposit	(27,352)	(2,980)
Proceeds from Sale of Property	3,071	7,584
Return of Partnership Investments	129	5,490
Investments in Company-Owned Life Insurance	(1,091)	(2,497)
Other, Net	(284)	(795)
Net Cash Used in Investing Activities	(117,807)	(81,096)

FINANCING ACTIVITIES:
Net (Payments on) Proceeds from Short-Term Debt Borrowings	(769)	3,510
Net (Payments on) Proceeds from Revolver Borrowings	(38,000)	7,300
Proceeds from Long-Term Debt Borrowings	100,077	-
Payments on Long-Term Debt and Capital Lease Obligations	(8,215)	(7,611)
Dividends Paid	(11,595)	(10,541)
Proceeds from Stock Issued	2,011	3,715
Share-Based Compensation Tax Benefits	1,375	1,262
Purchase and Retirement of Common Stock	(6,601)	-
Other, Net	(1,300)	(143)
Net Cash Provided by (Used in) Financing Activities	36,983	(2,508)
Increase (Decrease) in Cash and Cash Equivalents	2,002	(8,770)
Effect of Foreign Currency Fluctuations on Cash	409	-
Cash and Cash Equivalents at Beginning of Period	26,747	29,188
Cash and Cash Equivalents at End of Period	$29,158	$20,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$9,308	$9,209
Income Taxes	26,356	22,658
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	19,276	2,975

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

The Company’s Consolidated Condensed Balance Sheet as of September 30, 2007 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended March 30, 2008 are not necessarily indicative of results for a full year.

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

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the 13 and 26 weeks ended March 30, 2008 and April 1, 2007 (in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Net Sales:
Retail Grocery	$893,064	$805,575	$1,789,668	$1,601,836
Industrial Thread	82,508	86,260	162,647	170,773
Consolidated	$975,572	$891,835	$1,952,315	$1,772,609

Operating Profit (Loss):
Retail Grocery	$46,364	$38,232	$90,599	$73,670
Industrial Thread	(710)	345	(480)	749
Corporate	(1,578)	(2,004)	(3,157)	(4,035)
Consolidated	$44,076	$36,573	$86,962	$70,384

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Basic EPS:
Net income	$24,062	$19,990	$47,410	$38,287
Weighted average common shares outstanding	47,815	47,577	47,834	47,505
Basic EPS	$0.50	$0.42	$0.99	$0.81

Diluted EPS:
Net income	$24,062	$19,990	$47,410	$38,287
Weighted average common shares outstanding	47,815	47,577	47,834	47,505
Net potential common share equivalents - stock options	268	370	291	395
Net potential common share equivalents - stock awards	182	129	189	125
Weighted average common shares outstanding	48,265	48,076	48,314	48,025
Diluted EPS	$0.50	$0.42	$0.98	$0.80

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents – stock options	4	-	2	-
Anti-dilutive common share equivalents – stock awards	-	-	1	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 139,000 and 133,000 performance shares for the periods ended March 30, 2008 and April 1, 2007, respectively were excluded from the computation of diluted shares.

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

	13 Weeks Ended		26 Weeks Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Funded Pension Plan:
Service cost	$387	$645	$794	$1,020
Interest cost	4,235	5,103	8,505	8,078
Expected return on plan assets	(4,666)	(5,469)	(9,299)	(8,667)
Amortization of prior service cost	56	70	110	110
Recognized net actuarial loss	1,058	2,207	2,212	3,485
Net periodic pension expense	$1,070	$2,556	$2,322	$4,026

Unfunded Supplemental Executive Pension Plan:
Service cost	$205	$200	$411	$400
Interest cost	473	436	945	871
Amortization of prior service cost	62	28	124	55
Recognized net actuarial loss	115	191	230	383
Net periodic pension expense	$855	$855	$1,710	$1,709

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

Contributions to the Company’s SERP are equal to the benefit payments made during the year. The Company has contributed $716,000 during the 26 weeks ended March 30, 2008, and anticipates contributing approximately $715,000 more for expected future benefit payments during the remainder of fiscal 2008.

Expense related to the Company’s defined contribution retirement plan amounted to $5,359,000 and $4,469,000 for the 13 weeks and $9,820,000 and $8,804,000 for the 26 weeks ended March 30, 2008 and April 1, 2007, respectively.

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

A summary of the status of the Company's stock awards as of the balance sheet dates, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	26 Weeks Ended
Stock Awards	March 30, 2008		April 1, 2007
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	477	$25.17	325	$20.92
Granted	278	36.69	269	28.63
Vested	(87)	23.45	(50)	21.55
Forfeited	(65)	28.64	(58)	20.47
Non-vested at end of period	603	30.35	486	25.17

The total fair value of stock awards vested during the 26 weeks ended March 30, 2008 and April 1, 2007 was $3,190,000 and $1,417,000, respectively.

The stock awards are being expensed over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,450,000 and $1,054,000 for the 13 weeks and $2,746,000 and $1,863,000 for the 26 weeks ended March 30, 2008 and April 1, 2007, respectively. As of March 30, 2008, unamortized expense related to these awards amounted to $11,957,000, with a weighted average recognition period of 2.31 years.

A summary of the status of the Company's stock option plans as of the balance sheet dates, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	26 Weeks Ended
Stock Options	March 30, 2008		April 1, 2007
	Shares	Price	Shares	Price
Outstanding at beginning of period	731	$16.01	1,179	$15.81
Granted	10	35.24	-	-
Exercised	(140)	16.57	(292)	15.48
Forfeited	(5)	15.71	(2)	16.24
Outstanding at end of period	596	16.40	885	15.93
Options exercisable at end of period	494	16.30	597	15.77

The option price per share for stock options outstanding as of March 30, 2008 ranged from $11.50 to $35.24 and the average remaining life was 0.64 years. The total cash received from stock options exercised for the exercise price and related tax deductions are included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised. The aggregate intrinsic value of stock options as of the balance sheet dates and stock options exercised during the periods ending on those dates is presented below (in thousands):

	March 30, 2008	April 1, 2007
Intrinsic value of outstanding options at end of period	$12,066	$12,435
Intrinsic value of options exercisable at end of period	10,052	8,484
Intrinsic value of stock options exercised during the 26 week period	2,754	3,597

Compensation costs related to stock options amounted to $132,000 and $69,000 for the 13 weeks ended March 30, 2008 and April 1, 2007, respectively. For the 26 weeks ended March 30, 2008 and April 1, 2007, stock option compensation costs amounted to $20,000 and $186,000, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. The weighted average fair value for stock options granted in fiscal 2008 was $11.28 per option and was based on the following weighted average assumptions: an expected life of 6.32 years; a risk-free interest rate of 3.23%; volatility of 31.51%; and a dividend yield of 1.38%. No options were granted in fiscal 2007.

Inventory
The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	March 30, 2008	September 30, 2007
Finished Goods	$264,544	$264,375
Raw Materials and Supplies	25,007	24,783
Work in Process	7,553	6,504
Total Inventories	$297,104	$295,662

Intangible Assets
The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	March 30, 2008	September 30, 2007
Amortizing Intangible Assets:
Acquired favorable operating leases	$17,034	$17,034
Customer lists	5,534	5,534
Land use rights – foreign operations	4,369	4,179
Non-compete agreements	4,082	4,286
Trademarks, licenses and other	2,554	2,554
Total amortizing intangibles	33,573	33,587
Accumulated amortization	(7,087)	(5,970)
Total intangible assets, net of accumulated amortization	$26,486	$27,617

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangible assets are recorded by A&E. Amortization expense for intangible assets was $676,000 and $684,000 for the 13 weeks and $1,320,000 and $1,296,000 for the 26 weeks ended March 30, 2008 and April 1, 2007, respectively. Amortizing intangible assets have remaining useful lives from 1 year to 48 years. Projected amortization expense for intangible assets existing as of March 30, 2008 is: $1,282,000 for the remainder of fiscal 2008 and $2,519,000, $2,286,000, $1,848,000 and $1,570,000 for fiscal years 2009, 2010, 2011 and 2012, respectively.

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

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The U.S. federal statute of limitations remains open for the fiscal year 1999 and onward with fiscal years 1999 to 2004 under examination by the Internal Revenue Service (the “IRS”). In connection with the fiscal years under examination, the Company has filed a protest with respect to certain IRS-proposed adjustments with which it does not agree. Those adjustments will be addressed with the Appeals Division of the IRS. Although there have been discussions with the Appeals Division, the timing of any resolution is currently uncertain. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

The Company does not expect the tax matters for those years currently in appeals to settle with the IRS within the next 12 months. Any outcomes and the timing of audit settlement are subject to significant uncertainty; however, management believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years.

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 14 years, and the future minimum lease payments of approximately $62.3 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $4.6 million for the remainder of fiscal 2008 (29 stores), $8.4 million in fiscal 2009 (28 stores), $7.4 million in fiscal 2010 (22 stores), $7.0 million in fiscal 2011 (18 stores), $6.4 million in fiscal 2012 (16 stores) and $28.5 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit to purchase merchandise in the normal course of business. Issued and outstanding letters of credit totaled $20.7 million at March 30, 2008.

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

Harris Teeter’s supermarket environment is highly competitive, characterized by competition from other traditional grocery retailers, as well as other competitors including, but not limited to, discount retailers such as “neighborhood or supercenters” and “club and warehouse stores,” specialty supermarkets and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets.

Harris Teeter continued with its aggressive new store development program. Since the end of the second quarter of fiscal 2007, Harris Teeter has opened 18 new stores while closing or divesting 5 stores for a net addition of 13 stores. Harris Teeter operated 169 stores at March 30, 2008. Much of Harris Teeter’s new store growth is focused on its expanding Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The aggressive new store activity has utilized the Company’s excess cash, required borrowings under the Company’s revolving credit facility and resulted in higher pre-opening and incremental start-up costs incurred in opening these new stores.

Business conditions for A&E’s customers in the textile and apparel industry remain difficult in the Americas due to the continued shift of apparel sourcing outside the Americas and the challenging retail environment faced in many parts of the world due to general economic conditions. Over the past several years, apparel production has shifted from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006 and approximately 73% in 2007. This has greatly impacted A&E operations in the U.S., Canada and Mexico. As a result, A&E’s strategic plans have included the expansion of its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

A&E’s growth in China and other Asian markets has been accomplished through additional investments in its wholly owned subsidiaries by way of capital expenditures and through strategic joint ventures. In fiscal 2003, A&E entered into a joint venture in China resulting in a 50% ownership interest in Huamei Thread Company Limited, which is one of the largest thread producers in the China market. During fiscal 2005, A&E acquired an 80% ownership interest in Jimei Spinning Company Limited (a thread yarn spinning company located in China) and increased its ownership interest in Hengmei Spinning Company Limited (another thread yarn spinning company in China) from 60% to 80%. Recently A&E entered into a joint venture with Vardhman Textiles Limited in India (“Vardhman”) to manufacture, distribute and sell sewing thread for industrial and consumer markets within India and for export markets. A&E is actively shifting its operations to be Asian centric, which is in line with the global shifting of A&E’s customer base.

A&E also expanded its global presence during fiscal 2005 by entering into a joint venture in Brazil resulting in a 30% ownership interest in Linhas Bonfio S.A. In addition, in fiscal 2006, A&E obtained a majority ownership interest in its two joint ventures in South Africa.

A&E’s fiscal 2004 acquisition of certain assets and the U.S. business of Synthetic Thread Company, Inc. provided A&E with an entry into the technical textiles market. A&E expanded its customer base and product line offerings in the technical textiles arena by acquiring certain assets and the U.S. business of Ludlow Textiles Company, Inc. in fiscal 2005. Technical textiles represent non-apparel yarns A&E supplies to its customers in the automotive, telecommunication, wire and cable, paper production and other industries. Further diversification was achieved in fiscal 2005 by A&E’s acquisition of certain assets and the business of Robison-Anton Textile Co., a U.S. producer of high-quality embroidery threads. The sale of non-apparel threads and yarns resulting from these acquisitions has partially offset sales declines in the U.S. resulting from the shifting of apparel manufacturing. In fiscal 2006, A&E expanded its production and distribution of non-apparel products through the acquisition of TSP Tovarna Sukancev in Trakov d.d. (TSP) located in Maribor, Slovenia. A&E continues to expand the manufacturing and distribution of non-apparel products throughout its global operations.

A&E continues to face increased operating costs and highly competitive pricing in its markets. A&E has substantially completed the integration and consolidation of the strategic investments made in the past few years. There are no significant integration costs currently anticipated for A&E’s recent investment in the joint venture with Vardhman since the India operations are currently in place.

Quarterly Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended March 30, 2008 and April 1, 2007. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	March 30, 2008		April 1, 2007
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$893,064	91.5	$805,575	90.3	10.9
American & Efird	82,508	8.5	86,260	9.7	(4.3)
Total	$975,572	100.0	$891,835	100.0	9.4

Gross Profit
Harris Teeter	$283,955	29.11	$251,232	28.17	13.0
American & Efird	17,416	1.78	18,673	2.09	(6.7)
Total	301,371	30.89	269,905	30.26	11.7

Selling, General and Admin. Expenses
Harris Teeter	237,591	24.35	213,000	23.88	11.5
American & Efird	18,126	1.86	18,328	2.06	(1.1)
Corporate	1,578	0.16	2,004	0.22	(21.3)
Total	257,295	26.37	233,332	26.16	10.3

Operating Profit (Loss)
Harris Teeter	46,364	4.75	38,232	4.29	21.3
American & Efird	(710)	(0.07)	345	0.03	n.m.
Corporate	(1,578)	(0.16)	(2,004)	(0.22)	(21.3)
Total	44,076	4.52	36,573	4.10	20.5

Other Expense (Income), net	4,995	0.51	4,548	0.51	9.8
Income Tax Expense	15,019	1.54	12,035	1.35	24.8
Net Income	$24,062	2.47	$19,990	2.24	20.4

n.m. – not meaningful

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at Harris Teeter and was partially offset by a decrease in sales at A&E when compared to the prior year. A&E’s foreign sales for the second quarter of fiscal 2008 represented 4.6% of the consolidated net sales of the Company compared to 5.2% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit, and its percent to consolidated net sales, increased during the second quarter of fiscal 2008 over the prior year period as a result of strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses increased when compared to the prior year period as a result of the increased SG&A expenses at Harris Teeter. The increased expenses were partially offset by reduced SG&A expenses at A&E and Corporate. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased over the prior year period by $0.5 million as a result of increased borrowings under the Company’s credit facility in support of Harris Teeter’s new store development program.

The effective income tax rate for the second quarter of fiscal 2008 was 38.4%, as compared to 37.6% in the prior year period. The rate for the current period increased over the prior year as a result of an increase in the Company’s estimated blended annual state tax rate and estimated taxes associated with foreign operations.

As a result of the items discussed above, consolidated net income for the second quarter of fiscal 2008 increased by $4.1 million, or 20.4%, over the prior year period and earnings per diluted share increased by 19.0% to $0.50 per share in fiscal 2008 from $0.42 per share in fiscal 2007.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended March 30, 2008 and April 1, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 30, 2008		April 1, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$893,064	100.00	$805,575	100.00	10.9
Cost of Sales	609,109	68.20	554,343	68.81	9.9
Gross Profit	283,955	31.80	251,232	31.19	13.0
SG&A Expenses	237,591	26.61	213,000	26.44	11.5
Operating Profit	$46,364	5.19	$38,232	4.75	21.3

Net sales increased by 10.9% in the second quarter of fiscal 2008 as compared to the prior year period. The increase in net sales was attributable to incremental new stores and comparable store sales increases. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $61.1 million for the comparable periods. Comparable store sales (see definition below) increased 3.28% ($25.8 million) in the second quarter of fiscal 2008 as compared to 4.87% ($33.5 million) in the second quarter of fiscal 2007. Comparable store sales increases were driven by higher customer counts and higher average transaction size. Comparable store sales were negatively impacted by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," Harris Teeter has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed upon the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period.

Gross profit, and its percent to sales, in the second quarter of fiscal 2008 increased over the second quarter of fiscal 2007. The improvement resulted from Harris Teeter’s targeted promotional spending and retail pricing programs which offset an increase in promotional spending to support new stores. Gross profit margins were also improved by management’s emphasis on distribution, manufacturing and store level productivity efforts, assortment and product mix.

SG&A expenses, and its percent to sales, for the second quarter of fiscal 2008 increased from the prior year period as a result of incremental costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs), increased associate benefit costs, credit and debit card fees, supply costs and other occupancy costs. The increased costs were partially offset by the leverage created through sales gains that apply against fixed costs. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $4.2 million (0.47% to sales) for the second quarter of fiscal 2008 as compared to $4.6 million (0.57% to sales) for the second quarter of fiscal 2007. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

The improvement in operating profit over the prior year period resulted from the sales and cost elements described above. Harris Teeter continues to concentrate on expanding within its core markets, which management believes have greater potential for improved returns on investment.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended March 30, 2008 and April 1, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 30, 2008		April 1, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$82,508	100.00	$86,260	100.00	(4.3)
Cost of Sales	65,092	78.89	67,587	78.35	(3.7)
Gross Profit	17,416	21.11	18,673	21.65	(6.7)
SG&A Expenses	18,126	21.97	18,328	21.25	(1.1)
Operating Profit (Loss)	$(710)	(0.86)	$345	0.40	n.m.

Net sales decreased 4.3% in the second quarter of fiscal 2008 as compared to the prior year period. The decrease was driven primarily by sales declines in the United States, Canada and Mexico (the North American Free Trade Association Region or “NAFTA”) between the second quarters of fiscal 2008 and fiscal 2007. Sales gains in A&E’s Asian operations for the current year period were offset by the sales declines realized in NAFTA. Foreign sales accounted for approximately 55% of total A&E sales in the second quarter of fiscal 2008 as compared to approximately 54% in the prior year period. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to sales, in the second quarter of fiscal 2008 declined from the prior year period primarily as a result of weak sales and poor overhead absorption in the U.S. operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities through the rationalization of its domestic operations.

SG&A expenses as a percent to sales increased in the first quarter of fiscal 2008 from the prior year period even though the total actual expenses declined slightly. Part of the decline in SG&A expenses from the prior year was due to an increase in the net profit realized from unconsolidated subsidiaries.

A&E’s operating loss for the second quarter of fiscal 2008 resulted from the sales and cost elements described above. A&E’s operating results have been adversely impacted by the challenging retail apparel environment that has continued to exist in many parts of the world.

Year-To-Date Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 26 weeks ended March 30, 2008 and April 1, 2007. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	March 30, 2008		April 1, 2007
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$1,789,668	91.7	$1,601,836	90.4	11.7
American & Efird	162,647	8.3	170,773	9.6	(4.8)
Total	$1,952,315	100.0	$1,772,609	100.0	10.1

Gross Profit
Harris Teeter	$557,382	28.55	$494,076	27.87	12.8
American & Efird	35,022	1.79	37,241	2.10	(6.0)
Total	592,404	30.34	531,317	29.97	11.5

Selling, General and Admin. Expenses
Harris Teeter	466,783	23.91	420,406	23.71	11.0
American & Efird	35,502	1.82	36,492	2.06	(2.7)
Corporate	3,157	0.16	4,035	0.23	(21.8)
Total	505,442	25.89	460,933	26.00	9.7

Operating Profit (Loss)
Harris Teeter	90,599	4.64	73,670	4.16	23.0
American & Efird	(480)	(0.03)	749	0.04	n.m.
Corporate	(3,157)	(0.16)	(4,035)	(0.23)	(21.8)
Total	86,962	4.45	70,384	3.97	23.6

Other Expense, net	10,007	0.51	9,038	0.51	10.7
Income Tax Expense	29,545	1.51	23,059	1.30	28.1
Net Income	$47,410	2.43	$38,287	2.16	23.8

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at Harris Teeter and was partially offset by a decrease in sales at A&E when compared to the prior year. A&E’s foreign sales for the 26 weeks ended March 30, 2008, represented 4.6% of the consolidated net sales of the Company compared to 5.2% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit, and its percent to consolidated net sales, increased during the second quarter of fiscal 2008 over the prior year period as a result of strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

For the first half of fiscal 2008, consolidated SG&A expenses as a percent to consolidated net sales decreased as a result of the leverage created through sales gains that apply against fixed costs at Harris Teeter and lower SG&A expenses at A&E and Corporate. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) for the 26 week period increased over the prior year period by $1.0 million as a result of additional interest expense associated with increased borrowings under the Company’s credit facility in support of Harris Teeter’s new store development program.

The effective income tax rate for the 26 weeks ended March 30, 2008 was 38.4% as compared to 37.6% in the prior year period. The rate for the first half of fiscal 2008 increased over the prior year as a result of an increase in the Company’s estimated blended annual state tax rate and estimated taxes associated with foreign operations.

As a result of the items discussed above, consolidated net income for the 26 weeks ended March 30, 2008 increased by $9.1 million, or 23.8%, over the prior year period and earnings per diluted share increased by 22.5% to $0.98 per share in fiscal 2008 from $0.80 per share in fiscal 2007.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 26 weeks ended March 30, 2008 and April 1, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 30, 2008		April 1, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$1,789,668	100.00	$1,601,836	100.00	11.7
Cost of Sales	1,232,286	68.86	1,107,760	69.16	11.2
Gross Profit	557,382	31.14	494,076	30.84	12.8
SG&A Expenses	466,783	26.08	420,406	26.24	11.0
Operating Profit	$90,599	5.06	$73,670	4.60	23.0

Net sales increased by 11.7% for the 26 weeks of fiscal 2008 as compared to the prior year period. The increase in net sales was attributable to incremental new stores and comparable store sales increases. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $125.5 million for the comparable periods. Comparable store sales, as previously defined, increased 3.83% ($59.4 million) for the 26 weeks ended March 30, 2008, as compared to 4.09% ($56.2 million) for the 26 weeks ended April 1, 2007. Comparable store sales increases were driven by higher customer counts and higher average transaction size. Comparable store sales were negatively impacted by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Gross profit, and its percent to sales, increased during the 26 weeks ended March 30, 2008 from the prior year period as a result of Harris Teeter’s targeted promotional spending and retail pricing programs. Improvements have also been realized from the continued emphasis Harris Teeter places on distribution and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases and increased productivity in the dairy production facility.

SG&A expenses as a percent to net sales decreased for the first half of fiscal 2008 from the prior year period as a result of the leverage created through sales gains that apply against fixed costs. The sales increases along with a continued emphasis on operational efficiencies and cost controls have provided the savings that offset the increased costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs), increased associate benefit costs, credit and debit card fees, supply costs and other occupancy costs. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $7.8 million (0.44% to sales) for the 26 weeks ended March 30, 2008, as compared to $9.6 million (0.60% to sales) for the 26 weeks ended April 1, 2007. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

The improvement in operating profit over the prior year period resulted from the sales and cost elements described above. Harris Teeter continues to concentrate on expanding within its core markets, which management believes have greater potential for improved returns on investment.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird textile subsidiary for the 26 weeks ended March 30, 2008 and April 1, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 30, 2008		April 1, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$162,647	100.00	$170,773	100.00	(4.8)
Cost of Sales	127,625	78.47	133,532	78.19	(4.4)
Gross Profit	35,022	21.53	37,241	21.81	(6.0)
SG&A Expenses	35,502	21.83	36,492	21.37	(2.7)
Operating Profit (Loss)	$(480)	(0.30)	$749	0.44	n.m.

Net sales decreased 4.8% for the 26 weeks ended March 30, 2008 as compared to the prior year period. The decrease was driven primarily by sales declines in the NAFTA region between the comparable periods of fiscal 2008 and fiscal 2007. Sales gains in A&E’s Asian operations for the current year period were offset by the sales declines realized in NAFTA. Foreign sales accounted for approximately 55% of total A&E sales for the first half of fiscal 2008 as compared to approximately 54% in the prior year period. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to net sales, decreased during the 26 weeks ended March 30, 2008 from the prior year period primarily as a result of weak sales and poor overhead absorption in the U.S. operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities through the rationalization of its domestic operations.

SG&A expenses as a percent to sales increased in the first half of fiscal 2008 from the prior year period even though the total actual expenses declined. SG&A expenses for the first half of fiscal 2008 were offset by an expense reversal of approximately $0.9 million for costs associated with certain import duties levied against A&E’s Mexico operations and previously accrued by A&E. As previously disclosed in prior filings, A&E resolved the dispute through an amnesty program provided by the Mexican authorities during the first quarter of fiscal 2008. In addition, part of the decline in SG&A expenses from the prior year was due to an increase in the net profit realized from unconsolidated subsidiaries.

A&E’s operating loss for the first half of fiscal 2008 resulted from the sales and cost elements described above. A&E’s operating results have been adversely impacted by the challenging retail apparel environment that has continued to exist in many parts of the world.

Outlook
Harris Teeter’s continued improvement in operating performance and financial position provides the flexibility to support its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 9 new stores (1 of which will replace an existing store) and complete major remodeling on 4 more stores (2 of which will be expanded in size) during the remainder of fiscal 2008. The new store development program for fiscal 2008 is expected to result in a 8.9% increase in retail square footage as compared to an 11.9% increase in fiscal 2007. The annual number of new store openings planned for the foreseeable future is expected to be similar to that of fiscal 2008. Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s capital expenditures for fiscal 2008 are presently estimated at approximately $202 million. The new store program anticipates the continued expansion of Harris Teeter’s existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the rapidly growing apparel production in these regions. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable retail environment. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E’s global supply chain. In addition, management continues to evaluate A&E’s structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

The Company’s management remains cautious in its expectations for the remainder of fiscal 2008 due to the intensely competitive retail grocery market, unprecedented rise in commodity prices, and challenging textile and apparel environment. Pre-opening and start-up costs associated with Harris Teeter’s new store program could prove challenging. Further operating improvement will be dependent on the Company’s ability to offset increased operating costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s credit facility. During the 26 weeks ended March 30, 2008, net cash provided by operating activities was $82.8 million, or $8.0 million greater than the comparable period last year. Investing activities during the 26 weeks ended March 30, 2008 required net cash of $117.8 million, up $36.7 million from the comparable prior year period. Financing activities during the 26 weeks ended March 30, 2008 provided $37.0 million of cash and included an additional $62.0 million of borrowings under the Company’s credit facility and $6.6 million for the purchase and retirement of 203,500 shares of the Company’s common stock (at an average price of $32.44 per share).

During the 26 weeks ended March 30, 2008, consolidated capital expenditures totaled $92.3 million and were comprised of $88.1 million for Harris Teeter and $4.2 million for A&E. During this same period, Harris Teeter made an additional net investment of $1.0 million ($3.3 million additional investments less $2.3 million received from property investment sales and partnership distributions) in connection with the development of certain of its new stores. Additionally, A&E invested $24.1 million in connection with its joint venture with Vardhman. The purchase price of the joint venture investment was deposited into escrow prior to the end of the second quarter of fiscal 2008 and the transaction closed on April 7, 2008.

Fiscal 2008 consolidated capital expenditures are expected to total approximately $212 million, consisting of approximately $202 million for Harris Teeter and approximately $10 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2008, as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving credit facility.

On December 20, 2007, the Company and eleven banks entered into a new credit agreement that provides for a five-year revolving credit facility (“Revolving Credit Facility”) in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The new credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require consent of the lenders. The new credit agreement replaced a previously existing $350 million revolving credit facility dated June 7, 2006. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the new credit agreement. The more significant of the financial covenants which the Company must meet during the term of the new credit agreement remained consistent with the financial covenants of the previously existing revolving credit facility dated June 7, 2006, and include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of March 30, 2008, the Company was in compliance with all financial covenants of the new credit agreement and $53.0 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $20.7 million as of March 30, 2008. In addition to the $276.3 million of borrowings available under the Revolving Credit Facility as of March 30, 2008, the Company has the capacity to borrow up to an aggregate amount of $41.8 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. The most restrictive of these covenants is a consolidated maximum leverage ratio and a minimum fixed charge coverage ratio as defined in the Company’s Credit Agreement. As of March 30, 2008, the amount of additional debt that could be incurred within the limitations of the debt covenants exceed the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s Revolving Credit Facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

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

In December 2007, the Company entered into a new credit agreement that replaced a previously existing 5-year revolving credit facility dated June 7, 2006. The replaced revolving credit facility had outstanding borrowings of $91.0 million included with Long-Term Debt (3-5 year column) in the table referenced above. Outstanding borrowings under the new credit agreement as of March 30, 2008, amounted to $153.0 million, an increase of $62.0 million from September 30, 2007. The ultimate maturity of these borrowings is deemed to be December 20, 2012, the termination date of the credit agreement, which would fall within the “more than 5 years” column per the referenced table.

Refer to the Note entitled “Guarantor Obligations” of Item 1 herein for a discussion of other contractual obligations and commitments.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying value of assets and liabilities requires exercising judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions, and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2007 Annual Report. There have been no material changes to any of the critical accounting policies contained therein.

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

  The Company’s requirement to impair recorded goodwill;

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of March 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company’s second quarter of fiscal 2008, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, the Company and its subsidiaries are involved in various legal matters in connection with their operations that include lawsuits, patent and environmental issues. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s business or financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s 2007 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended March 30, 2008.

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 30, 2008.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price	Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs (1)	Programs
December 31, 2007 to February 3, 2008	158,000	$32.44	158,000	2,914,069
February 4, 2008 to March 2, 2008	1,500	$32.39	1,500	2,912,569
March 3, 2008 to March 30, 2008	44,000	$32.45	44,000	2,868,569
Total	203,500	$32.44	203,500	2,868,569

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of March 30, 2008, the Company had purchased 1,771,420 shares under this authorization. A total of 203,500 shares were purchased under this authorization during the quarter ended March 30, 2008. The stock purchase plan has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ruddick Corporation was held on February 21, 2008 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters:

Election of Directors: The shareholders elected three directors for three-year terms to expire in 2011. In addition, the following directors are currently serving terms which expire in 2009 and 2010, as indicated: John R. Belk (2009), Thomas W. Dickson (2009), James E. S. Hynes (2009), Harold C. Stowe (2009), Alan T. Dickson (2010), Anna Spangler Nelson (2010), Bailey W. Patrick (2010) and Robert H. Spilman, Jr. (2010). There was no solicitation in opposition to the nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

Director Elected at Annual Meeting	Shares Voted for Election	Shares Withholding Authority
For a three-year term:
John P. Derham Cato	38,509,675	451,186
Isaiah Tidwell	38,831,543	129,318
William C. Warden, Jr.	38,780,259	180,603

Decrease the Size of the Board of Directors: The shareholders approved the reduction of the size of the Board of Directors from twelve to eleven directors with 38,891,317 shares voting for the approval, 44,738 shares voting against the approval and 24,805 shares abstaining.

Approval of the Amendment to the Company’s Bylaws Providing for the Annual Election of all Members of the Board of Directors and for the Fixing of the Number of Directors by the Board of Directors within a Range Established by the Shareholders: The shareholders approved the amendment to the Company’s Bylaws to provide for the annual election of directors and for the fixing of the number of directors by the Board of Directors within a range established by the shareholders with 38,894,173 shares voting for the approval, 42,223 shares voting against the approval and 24,464 shares abstaining.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Ruddick Corporation, incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated February 21, 2008 (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: May 6, 2008	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief,
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Sequential
(per Item 601 of Reg. S-K)	Description of Exhibit	Page No.
3.1	Amended and Restated Bylaws of Ruddick Corporation, incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated February 21, 2008 (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.