Form 10-Q
period 2008-06-29
RUDDICK CORP
filed 2008-08-04
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2008

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
     Yes                                  No      X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of July 28, 2008
Common Stock	48,280,914 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	June 29,	September 30,
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$34,746	$26,747
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,005 and $3,962	106,760	92,998
Refundable Income Taxes	6,314	6,796
Inventories	309,097	295,662
Deferred Income Taxes	9,505	9,775
Prepaid Expenses and Other Current Assets	24,784	24,286
Total Current Assets	491,206	456,264
Property, Net	944,948	867,636
Investments	138,188	100,736
Deferred Income Taxes	6,820	-
Goodwill	8,169	8,169
Intangible Assets	27,014	27,617
Other Long-Term Assets	72,603	69,267
Total Assets	$1,688,948	$1,529,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$11,729	$11,694
Current Portion of Long-Term Debt and Capital Lease Obligations	9,544	8,535
Accounts Payable	228,743	227,493
Deferred Income Taxes	415	-
Accrued Compensation	48,603	57,352
Other Current Liabilities	84,001	77,696
Total Current Liabilities	383,035	382,770
Long-Term Debt and Capital Lease Obligations	349,022	255,857
Deferred Income Taxes	832	870
Pension Liabilities	61,741	64,162
Other Long-Term Liabilities	93,302	83,696
Minority Interest	6,113	5,724
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 48,285,999 at June 29, 2008
and 48,127,252 at September 30, 2007	82,686	81,677
Retained Earnings	748,521	693,992
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(36,304)	(39,059)
Total Shareholders' Equity	794,903	736,610
Total Liabilities and Shareholders' Equity	$1,688,948	$1,529,689

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net Sales	$1,013,574	$922,992	$2,965,889	$2,695,601
Cost of Sales	706,184	641,498	2,066,095	1,882,790
Selling, General and Administrative Expenses	262,192	242,333	767,634	703,266
Operating Profit	45,198	39,161	132,160	109,545
Interest Expense	5,220	4,843	15,131	13,665
Interest Income	(62)	(67)	(259)	(182)
Net Investment (Gain) Loss	(73)	(278)	22	(252)
Minority Interest	206	203	404	508
Income Before Taxes	39,907	34,460	116,862	95,806
Income Tax Expense	15,398	13,251	44,943	36,310
Net Income	$24,509	$21,209	$71,919	$59,496

Net Income Per Share:
Basic	$0.51	$0.44	$1.50	$1.25
Diluted	$0.51	$0.44	$1.49	$1.24

Weighted Average Number of Shares of Common Stock
Outstanding:
Basic	47,814	47,668	47,827	47,559
Diluted	48,285	48,197	48,306	48,087

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock	Accumulated Other			Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at October 1, 2006	47,557,894	$70,729	$634,422	$(34,634)	$670,517
Exercise of Stock Options,
Including Tax Benefits of $1,425	301,147	5,640	-	-	5,640
Directors' Stock Plan	-	1	-	-	1
Share-Based Compensation	189,222	2,883	-	-	2,883
Shares Effectively Purchased and
Retired for Withholding Taxes	(15,269)	(437)	-	-	(437)
Net Earnings	-	-	59,496	-	59,496	$59,496
Dividends ($0.33 a Share)	-	-	(15,824)	-	(15,824)
Foreign Currency Translation
Adjustment, Net of $632 for Taxes	-	-	-	1,624	1,624	1,624
Balance at July 1, 2007	48,032,994	$78,816	$678,094	$(33,010)	$723,900	$61,120

Balance at September 30, 2007	48,127,252	$81,677	$693,992	$(39,059)	$736,610
Exercise of Stock Options,
Including Tax Benefits of $1,726	186,710	4,335	-	-	4,335
Directors' Stock Plan	-	(11)	-	-	(11)
Share-Based Compensation	203,794	4,319	-	-	4,319
Shares Effectively Purchased and
Retired for Withholding Taxes	(28,257)	(1,033)	-	-	(1,033)
Shares Purchased and Retired	(203,500)	(6,601)	-	-	(6,601)
Net Earnings	-	-	71,919	-	71,919	$71,919
Dividends ($0.36 a Share)	-	-	(17,390)	-	(17,390)
Foreign Currency Translation
Adjustment, Net of $433 for Taxes	-	-	-	2,705	2,705	2,705
Pension Liability Adjustment – Tax
Effect of Deferred Rate Change	-	-	-	50	50	50
Balance at June 29, 2008	48,285,999	$82,686	$748,521	$(36,304)	$794,903	$74,674

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands)
(unaudited)

	39 Weeks Ended
	June 29,	July 1,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$71,919	$59,496
Non-Cash Items Included in Net Income
Depreciation and Amortization	84,373	74,745
Deferred Income Taxes	1,240	(8,039)
Net Gain on Property Sales	(1,474)	(1,969)
Impairment Losses	113	618
Share-Based Compensation	4,319	2,883
Other, Net	35	1,982
Changes in Operating Accounts Utilizing Cash	(31,581)	(4,837)
Other, Net	500	-
Net Cash Provided by Operating Activities	129,444	124,879

INVESTING ACTIVITIES:
Capital Expenditures	(145,277)	(147,863)
Purchase of Other Investments	(38,655)	(5,898)
Acquired Favorable Leases	(1,150)	-
Proceeds from Sale of Property	16,713	12,524
Return of Partnership Investments	129	5,005
Investments in Company-Owned Life Insurance	(1,352)	(3,472)
Other, Net	(1,563)	(1,328)
Net Cash Used in Investing Activities	(171,155)	(141,032)

FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt Borrowings	1,482	2,733
Net (Payments on) Proceeds from Revolver Borrowings	(20,600)	23,100
Proceeds from Long-Term Debt Borrowings	100,751	-
Payments on Long-Term Debt and Capital Lease Obligations	(11,511)	(7,889)
Dividends Paid	(17,390)	(15,824)
Proceeds from Stock Issued	2,609	4,215
Share-Based Compensation Tax Benefits	1,726	1,425
Purchase and Retirement of Common Stock	(6,601)	-
Other, Net	(1,184)	(477)
Net Cash Provided by Financing Activities	49,282	7,283
Increase (Decrease) in Cash and Cash Equivalents	7,571	(8,870)
Effect of Foreign Currency Fluctuations on Cash	428	-
Cash and Cash Equivalents at Beginning of Period	26,747	29,188
Cash and Cash Equivalents at End of Period	$34,746	$20,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$14,221	$12,248
Income Taxes	44,002	41,094
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	22,942	19,205

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

The Company’s Consolidated Condensed Balance Sheet as of September 30, 2007 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended June 29, 2008 are not necessarily indicative of results for a full year.

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

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the 13 and 39 weeks ended June 29, 2008 and July 1, 2007 (in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net Sales:
Retail Grocery	$926,347	$836,421	$2,716,015	$2,438,257
Industrial Thread	87,227	86,571	249,874	257,344
Consolidated	$1,013,574	$922,992	$2,965,889	$2,695,601

Operating Profit (Loss):
Retail Grocery	$44,523	$39,873	$135,122	$113,543
Industrial Thread	2,327	933	1,847	1,682
Corporate	(1,652)	(1,645)	(4,809)	(5,680)
Consolidated	$45,198	$39,161	$132,160	$109,545

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Basic EPS:
Net income	$24,509	$21,209	$71,919	$59,496
Weighted average common shares outstanding	47,814	47,668	47,827	47,559
Basic EPS	$0.51	$0.44	$1.50	$1.25

Diluted EPS:
Net income	$24,509	$21,209	$71,919	$59,496
Weighted average common shares outstanding	47,814	47,668	47,827	47,559
Net potential common share equivalents - stock options	251	365	279	389
Net potential common share equivalents - stock awards	220	164	200	139
Weighted average common shares outstanding	48,285	48,197	48,306	48,087
Diluted EPS	$0.51	$0.44	$1.49	$1.24

Anti-dilutive common share equivalents excluded from the calculation of common share equivalents amounted to zero for stock options and less than 1,000 shares for stock awards for the 13 and 39 week periods of fiscal 2008 and 2007. Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 139,000 and 132,000 performance shares for the periods ended June 29, 2008 and July 1, 2007, respectively were excluded from the computation of diluted shares.

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

	13 Weeks Ended		39 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Funded Pension Plan:
Service cost	$398	$513	$1,192	$1,532
Interest cost	4,268	4,061	12,773	12,139
Expected return on plan assets	(4,666)	(4,357)	(13,965)	(13,024)
Amortization of prior service cost	55	55	165	165
Recognized net actuarial loss	1,110	1,752	3,322	5,238
Net periodic pension expense	$1,165	$2,024	$3,487	$6,050

Unfunded Supplemental Executive Pension Plan:
Service cost	$206	$200	$617	$600
Interest cost	472	435	1,417	1,306
Amortization of prior service cost	62	27	186	82
Recognized net actuarial loss	115	192	345	575
Net periodic pension expense	$855	$854	$2,565	$2,563

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

Contributions to the Company’s SERP are equal to the benefit payments made during the year. The Company has contributed $1,073,000 during the 39 weeks ended June 29, 2008, and anticipates contributing approximately $358,000 more for expected future benefit payments during the remainder of fiscal 2008.

Expense related to the Company’s defined contribution retirement plan amounted to $5,213,000 and $5,446,000 for the 13 weeks and $15,033,000 and $14,250,000 for the 39 weeks ended June 29, 2008 and July 1, 2007, respectively.

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

A summary of the status of the Company's stock awards as of the balance sheet dates, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	39 Weeks Ended
Stock Awards	June 29, 2008		July 1, 2007
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	477	$ 25.17	325	$ 20.92
Granted	278	36.69	269	28.63
Vested	(87)	23.45	(50)	21.55
Forfeited	(65)	28.66	(60)	20.65
Non-vested at end of period	603	30.35	484	25.17

The total fair value of stock awards that vested during the 39 weeks ended June 29, 2008 and July 1, 2007 was $3,190,000 and $1,417,000, respectively.

The stock awards are being expensed over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,550,000 and $1,038,000 for the 13 weeks and $4,296,000 and $2,901,000 for the 39 weeks ended June 29, 2008 and July 1, 2007, respectively. As of June 29, 2008, unamortized expense related to these awards amounted to $10,476,000, and had a weighted average recognition period of 2.06 years.

A summary of the status of the Company's stock option plans as of the balance sheet dates, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	39 Weeks Ended
Stock Options	June 29, 2008		July 1, 2007
	Shares	Price	Shares	Price
Outstanding at beginning of period	731	$ 16.01	1,179	$ 15.81
Granted	10	35.24	-	-
Exercised	(201)	15.95	(336)	15.51
Forfeited	(5)	16.57	(4)	16.37
Outstanding at end of period	535	16.39	839	15.94
Options exercisable at end of period	433	16.27	553	15.78

The option price per share for stock options outstanding as of June 29, 2008 ranged from $11.50 to $35.24 and the average remaining life was 0.39 years. The total cash received from stock options exercised for the exercise price and related tax deductions are included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised. The aggregate intrinsic value of stock options as of the balance sheet dates and stock options exercised during the periods ending on those dates is presented below (in thousands):

	June 29, 2008	July 1, 2007
Intrinsic value of outstanding options at end of period	$ 9,888	$ 12,018
Intrinsic value of options exercisable at end of period	8,053	8,015
Intrinsic value of stock options exercised during the 39 week period	4,068	4,270

Compensation costs related to stock options amounted to $3,000 and $71,000 for the 13 weeks and $23,000 and $257,000 for the 39 weeks ended June 29, 2008 and July 1, 2007, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. The weighted average fair value for stock options granted in fiscal 2008 was $11.28 per option and was based on the following weighted average assumptions: an expected life of 6.32 years; a risk-free interest rate of 3.23%; volatility of 31.51%; and a dividend yield of 1.38%. No options were granted in fiscal 2007.

Inventory
The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	June 29, 2008	September 30, 2007
Finished Goods	$ 278,259	$ 264,375
Raw Materials and Supplies	23,400	24,783
Work in Process	7,438	6,504
Total Inventories	$ 309,097	$ 295,662

Intangible Assets
The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	June 29, 2008	September 30, 2007
Amortizing Intangible Assets:
Acquired favorable operating leases	$ 18,184	$ 17,034
Customer lists	5,534	5,534
Land use rights – foreign operations	4,428	4,179
Non-compete agreements	4,082	4,286
Trademarks, licenses and other	2,554	2,554
Total amortizing intangibles	34,782	33,587
Accumulated amortization	(7,768)	(5,970)
Total intangible assets, net of accumulated amortization	$ 27,014	$ 27,617

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangible assets are recorded by A&E. Amortization expense for intangible assets was $681,000 and $682,000 for the 13 weeks and $2,001,000 and $1,978,000 for the 39 weeks ended June 29, 2008 and July 1, 2007, respectively. Amortizing intangible assets have remaining useful lives from 1 year to 48 years. Projected amortization expense for intangible assets existing as of June 29, 2008 is: $647,000 for the remainder of fiscal 2008 and $2,573,000, $2,340,000, $1,902,000 and $1,624,000 for fiscal years 2009, 2010, 2011 and 2012, respectively.

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

Guarantor Obligations
In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 14 years, and the future minimum lease payments of approximately $60.0 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $2.3 million for the remainder of fiscal 2008 (29 stores), $8.4 million in fiscal 2009 (28 stores), $7.4 million in fiscal 2010 (22 stores), $7.0 million in fiscal 2011 (18 stores), $6.4 million in fiscal 2012 (16 stores) and $28.5 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit to purchase merchandise in the normal course of business. Issued and outstanding letters of credit totaled $22.7 million at June 29, 2008.

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

Harris Teeter continued with its aggressive new store development program. Since the end of the third quarter of fiscal 2007, Harris Teeter has opened 19 new stores while closing 4 stores for a net addition of 15 stores. Harris Teeter operated 174 stores at June 29, 2008. Much of Harris Teeter’s new store growth is focused on its expanding Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The aggressive new store activity has utilized the Company’s excess cash, required borrowings under the Company’s revolving credit facility and resulted in higher pre-opening and incremental start-up costs associated with the opening of new stores.

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

A&E’s growth in China and other Asian markets has been accomplished through additional investments in its wholly owned subsidiaries by way of capital expenditures and through strategic joint ventures. In fiscal 2003, A&E entered into a joint venture in China resulting in a 50% ownership interest in Huamei Thread Company Limited, which is one of the largest thread producers in the China market. During fiscal 2005, A&E acquired an 80% ownership interest in Jimei Spinning Company Limited (a thread yarn spinning company located in China) and increased its ownership interest in Hengmei Spinning Company Limited (another thread yarn spinning company in China) from 60% to 80%. During the third quarter of fiscal 2008, A&E entered into a joint venture with Vardhman Textiles Limited in India (“Vardhman”) to manufacture, distribute and sell sewing thread for industrial and consumer markets within India and for export markets. A&E is actively shifting its operations to be more Asian centric, which is in line with the global shifting of A&E’s customer base.

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

A&E continues to face increased operating costs and highly competitive pricing in its markets. A&E has substantially completed the integration and consolidation of the strategic investments made in the past few years and has rationalized its U.S. operations.

Quarterly Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended June 29, 2008 and July 1, 2007. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	June 29, 2008		July 1, 2007
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$926,347	91.4	$836,421	90.6	10.8
American & Efird	87,227	8.6	86,571	9.4	0.8
Total	$1,013,574	100.0	$922,992	100.0	9.8

Gross Profit
Harris Teeter	$288,453	28.46	$262,031	28.39	10.1
American & Efird	18,937	1.87	19,463	2.11	(2.7)
Total	307,390	30.33	281,494	30.50	9.2

Selling, General and Admin. Expenses
Harris Teeter	243,930	24.07	222,158	24.07	9.8
American & Efird	16,610	1.64	18,530	2.01	(10.4)
Corporate	1,652	0.16	1,645	0.18	0.4
Total	262,192	25.87	242,333	26.26	8.2

Operating Profit (Loss)
Harris Teeter	44,523	4.39	39,873	4.32	11.7
American & Efird	2,327	0.23	933	0.10	149.4
Corporate	(1,652)	(0.16)	(1,645)	(0.18)	(0.4)
Total	45,198	4.46	39,161	4.24	15.4

Other Expense, net	5,291	0.52	4,701	0.51	12.5
Income Tax Expense	15,398	1.52	13,251	1.43	16.2
Net Income	$24,509	2.42	$21,209	2.30	15.6

As depicted in the table above, the 9.8% increase in consolidated sales was attributable to sales increases at both Harris Teeter and A&E when compared to the prior year. A&E’s foreign sales for the third quarter of fiscal 2008 represented 4.9% of the consolidated net sales of the Company compared to 5.1% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit increased during the third quarter of fiscal 2008 over the prior year period as a result of strong gross profit performance at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to net sales decreased from the prior year period as a result of the fixed costs leverage created by the consolidated net sales increases and reduced SG&A expenses at A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) for the third quarter of fiscal 2008 increased over the prior year period by $0.4 million as a result of increased borrowings under the Company’s credit facility in support of Harris Teeter’s new store development program and A&E’s equity investment in Vardhman. The increase in interest expense was offset, in part, by a lower weighted average interest rate in the current period.

The effective income tax rate for the third quarter of fiscal 2008 was 38.6%, as compared to 38.5% in the prior year period. The rate for the current period increased over the prior year as a result of an increase in the Company’s estimated blended annual state tax rate and estimated taxes associated with foreign operations.

As a result of the items discussed above, consolidated net income for the third quarter of fiscal 2008 increased by $3.3 million, or 15.6%, over the prior year period and earnings per diluted share increased by 15.9% to $0.51 per share in fiscal 2008 from $0.44 per share in fiscal 2007.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended June 29, 2008 and July 1, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 29, 2008		July 1, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$926,347	100.00	$836,421	100.00	10.8
Cost of Sales	637,894	68.86	574,390	68.67	11.1
Gross Profit	288,453	31.14	262,031	31.33	10.1
SG&A Expenses	243,930	26.33	222,158	26.56	9.8
Operating Profit	$44,523	4.81	$39,873	4.77	11.7

Net sales increased by 10.8% in the third quarter of fiscal 2008 as compared to the prior year period. The increase in net sales was attributable to incremental new stores and comparable store sales increases. The increase in sales from new stores exceeded the loss of sales from closed stores by $76.9 million for the comparable periods. Comparable store sales (see definition below) increased 1.73% ($14.1 million) in the third quarter of fiscal 2008, as compared to 5.33% ($37.7 million) in the third quarter of fiscal 2007. We believe that our comparable store sales increases were driven by higher customer counts and were negatively impacted by the timing of the Easter holiday and Fourth of July holiday. Both holidays were included in the third quarter of fiscal 2007, whereas in fiscal 2008, the Easter holiday was in the second quarter and the Fourth of July holiday will be in the fourth quarter. Comparable store sales were also negatively impacted by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit in the third quarter of fiscal 2008 increased over the third quarter of fiscal 2007 as a result of the sales increases noted above. Harris Teeter continued to adjust and refine its merchandising activities in response to the current economic environment and has realized positive responses from its customers. Harris Teeter’s focused promotional spending and retail pricing programs help to offset the increase in promotional spending associated with new stores. Gross profit also increased as a result of management’s emphasis on distribution, manufacturing and store level productivity efforts, assortment and product mix. Increased LIFO charges and fuel costs have negatively impacted gross profit as a percent to sales for the quarter.

SG&A expenses, as a percent to sales, for the third quarter of fiscal 2008 decreased from the prior year period as a result of the leverage created through sales gains that apply against fixed costs. The sales increases along with a continued emphasis on operational efficiencies and overhead cost containment during this time of expansion, have provided the savings that offset the increased costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs), increased petroleum-based supply costs, associate benefit costs, credit and debit card fees, and new store occupancy costs. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $3.7 million (0.40% to sales) for the third quarter of fiscal 2008, as compared to $4.0 million (0.47% to sales) for the third quarter of fiscal 2007. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

The improvement in operating profit over the prior year period resulted from the sales and cost elements described above. Harris Teeter continues to concentrate on expanding within its core markets, which management believes have greater potential for improved returns on investment.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended June 29, 2008 and July 1, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 29, 2008		July 1, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$87,227	100.00	$86,571	100.00	0.8
Cost of Sales	68,290	78.29	67,108	77.52	1.8
Gross Profit	18,937	21.71	19,463	22.48	(2.7)
SG&A Expenses	16,610	19.04	18,530	21.40	(10.4)
Operating Profit	$2,327	2.67	$933	1.08	149.4

Net sales increased 0.8% in the third quarter of fiscal 2008 as compared to the prior year period. The increase was driven by foreign sales increases that were partially offset by sales declines in the United States, Canada and Mexico (the North American Free Trade Association Region or “NAFTA”) between the third quarters of fiscal 2008 and fiscal 2007. Foreign sales accounted for approximately 57% of total A&E sales in the third quarter of fiscal 2008, as compared to approximately 55% in the prior year period. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to sales, in the third quarter of fiscal 2008 decreased from the prior year period primarily as a result of weak sales and poor overhead absorption in the U.S. operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities through the rationalization of its domestic operations.

SG&A expenses, and its percent to sales, in the third quarter of fiscal 2008 decreased from the prior year period primarily as a result of increased net profit realized from non-consolidated subsidiaries and reduced costs in A&E's U.S. operations resulting from the elimination of duplicative administrative expenses. The net decrease was offset, in part, by increases in certain items, such as employee benefits and health care costs.

A&E’s operating profit improvement for the third quarter of fiscal 2008 resulted from the sales and cost elements described above. A&E’s operating results continue to be adversely impacted by the challenging retail apparel environment that has continued to exist in many parts of the world.

Year-To-Date Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 39 weeks ended June 29, 2008 and July 1, 2007. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	June 29, 2008		July 1, 2007
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$2,716,015	91.6	$2,438,257	90.5	11.4
American & Efird	249,874	8.4	257,344	9.5	(2.9)
Total	$2,965,889	100.0	$2,695,601	100.0	10.0

Gross Profit
Harris Teeter	$845,835	28.52	$756,107	28.05	11.9
American & Efird	53,959	1.82	56,704	2.10	(4.8)
Total	899,794	30.34	812,811	30.15	10.7

Selling, General and Admin. Expenses
Harris Teeter	710,713	23.96	642,564	23.84	10.6
American & Efird	52,112	1.76	55,022	2.04	(5.3)
Corporate	4,809	0.16	5,680	0.21	(15.3)
Total	767,634	25.88	703,266	26.09	9.2

Operating Profit (Loss)
Harris Teeter	135,122	4.56	113,543	4.21	19.0
American & Efird	1,847	0.06	1,682	0.06	9.8
Corporate	(4,809)	(0.16)	(5,680)	(0.21)	(15.3)
Total	132,160	4.46	109,545	4.06	20.6

Other Expense, net	15,298	0.52	13,739	0.51	11.3
Income Tax Expense	44,943	1.52	36,310	1.34	23.8
Net Income	$71,919	2.42	$59,496	2.21	20.9

As depicted in the table above, the 10.0% increase in consolidated sales was attributable to sales increases at Harris Teeter that was partially offset by a decrease in sales at A&E when compared to the prior year. A&E’s foreign sales for the 39 weeks ended June 29, 2008, represented 4.7% of the consolidated net sales of the Company compared to 5.2% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit, and its percent to consolidated net sales, increased during the first three quarters of fiscal 2008 over the prior year period as a result of strong gross profit performance at Harris Teeter that was offset, in part, by a gross profit decline at A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

For the first three quarters of fiscal 2008, consolidated SG&A expenses, as a percent to consolidated net sales, decreased as a result of the leverage created through sales gains that apply against fixed costs at Harris Teeter and lower SG&A expenses at A&E and Corporate. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) for the first three quarters of fiscal 2008 increased over the prior year period by $1.4 million as a result of additional interest expense associated with increased borrowings under the Company’s credit facility in support of Harris Teeter’s new store development program and A&E’s equity investment in Vardhman. The increase in interest expense was offset, in part, by a lower weighted average interest rate in the current period.

The effective income tax rate for the 39 weeks ended June 29, 2008 was 38.5% as compared to 37.9% in the prior year period. The rate for the first three quarters of fiscal 2008 increased over the prior year as a result of an increase in the Company’s estimated blended annual state tax rate and estimated taxes associated with foreign operations.

As a result of the items discussed above, consolidated net income for the 39 weeks ended June 29, 2008 increased by $12.4 million, or 20.9%, over the prior year period and earnings per diluted share increased by 20.2% to $1.49 per share in fiscal 2008 from $1.24 per share in fiscal 2007.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 39 weeks ended June 29, 2008 and July 1, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 29, 2008		July 1, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$2,716,015	100.00	$2,438,257	100.00	11.4
Cost of Sales	1,870,180	68.86	1,682,150	68.99	11.2
Gross Profit	845,835	31.14	756,107	31.01	11.9
SG&A Expenses	710,713	26.16	642,564	26.35	10.6
Operating Profit	$135,122	4.98	$113,543	4.66	19.0

Net sales increased by 11.4% for the 39 weeks of fiscal 2008 as compared to the prior year period. The increase in net sales was attributable to incremental new stores and comparable store sales increases. The increase in sales from new stores exceeded the loss of sales from closed and divested stores by $202.3 million for the comparable periods. Comparable store sales, as previously defined, increased 3.11% ($73.5 million) for the 39 weeks ended June 29, 2008, as compared to 4.51% ($93.9 million) for the 39 weeks ended July 1, 2007. We believe that our comparable store sales increases were driven primarily by higher customer counts and were negatively impacted by the timing of the Fourth of July holiday which was in the third quarter of fiscal 2007 and will be in the fourth quarter of fiscal 2008. Comparable store sales were negatively impacted by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

Gross profit, and its percent to sales, increased during the 39 weeks ended June 29, 2008 from the prior year period as a result of Harris Teeter’s targeted promotional spending and retail pricing programs. Improvements have also been realized from the continued emphasis Harris Teeter places on distribution, manufacturing and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases. These improvements help offset higher fuel costs and increased LIFO charges.

SG&A expenses, as a percent to net sales, decreased for the first three quarters of fiscal 2008 from the prior year period as a result of the leverage created through sales gains that apply against fixed costs. The sales increases along with a continued emphasis on operational efficiencies and overhead cost containment during this time of expansion, have provided the savings that offset the increased costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs), increased petroleum-based supply costs, associate benefit costs, credit and debit card fees, and new store occupancy costs. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $11.6 million (0.43% to sales) for the 39 weeks ended June 29, 2008, as compared to $13.5 million (0.55% to sales) for the 39 weeks ended July 1, 2007. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

The improvement in operating profit over the prior year period resulted from the sales and cost elements described above. Harris Teeter continues to concentrate on expanding within its core markets, which management believes have greater potential for improved returns on investment.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird textile subsidiary for the 39 weeks ended June 29, 2008 and July 1, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 29, 2008		July 1, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$249,874	100.00	$257,344	100.00	(2.9)
Cost of Sales	195,915	78.41	200,640	77.97	(2.4)
Gross Profit	53,959	21.59	56,704	22.03	(4.8)
SG&A Expenses	52,112	20.85	55,022	21.38	(5.3)
Operating Profit	$1,847	0.74	$1,682	0.65	9.8

Net sales decreased 2.9% for the 39 weeks ended June 29, 2008 as compared to the prior year period. The decrease was driven primarily by sales declines in the NAFTA region between the comparable periods of fiscal 2008 and fiscal 2007. Sales gains in A&E’s Asian operations for the current year period were offset by the sales declines realized in NAFTA. Foreign sales accounted for approximately 56% of total A&E sales for the first three quarters of fiscal 2008, as compared to approximately 54% in the prior year period. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to net sales, decreased during the 39 weeks ended June 29, 2008 from the prior year period primarily as a result of weak sales and poor overhead absorption in the U.S. operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities through the rationalization of its domestic operations.

SG&A expenses, and its percent to sales, decreased in the first three quarters of fiscal 2008 from the prior year period primarily as a result of increased net profit realized from non-consolidated subsidiaries and reduced costs in A&E's U.S. operations resulting from the elimination of duplicative administrative expenses. In addition, SG&A expenses for the first three quarters of fiscal 2008 included an expense reversal of approximately $0.9 million for costs associated with certain import duties levied against A&E’s Mexico operations and previously accrued by A&E. As previously disclosed in prior filings, A&E resolved the dispute through an amnesty program provided by the Mexican authorities during the first quarter of fiscal 2008. The net decrease in SG&A expenses for the first three quarters of fiscal 2008 was offset, in part, by increases in health care costs.

A&E’s operating profit improvement for the first three quarters of fiscal 2008 resulted from the sales and cost elements described above. A&E’s operating results continue to be adversely impacted by the challenging retail apparel environment that has continued to exist in many parts of the world.

Outlook
Harris Teeter’s continued improvement in operating performance and financial position provides the flexibility to support its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional three new stores and complete major remodeling on one store during the fourth quarter of fiscal 2008. The new store development program for fiscal 2008 is expected to result in a 8.9% increase in retail square footage as compared to an 11.9% increase in fiscal 2007. The annual number of new store openings planned for the foreseeable future is expected to be similar to that of fiscal 2008 and fiscal 2009 discussed below. Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s capital expenditures are presently estimated to total approximately $190 million for fiscal 2008 and $245 million for fiscal 2009. During fiscal 2009, Harris Teeter plans to open 19 new stores (3 of which will be replacements for existing stores) and complete 8 major remodels (2 of which will be expanded in size). The new store program anticipates the continued expansion of Harris Teeter’s existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the rapidly growing apparel production in these regions and to become more Asian-centric. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable retail environment. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E’s global supply chain. In addition, management continues to evaluate ways to further rationalize A&E’s U.S. operations and to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

The Company’s management remains cautious in its expectations for the remainder of fiscal 2008 and fiscal 2009 due to general economic conditions, the intensely competitive retail grocery market, unprecedented rise in commodity prices, and challenging textile and apparel environment. Pre-opening and start-up costs associated with Harris Teeter’s new store program could also prove challenging. Further operating improvement will be dependent on the Company’s ability to offset increased operating costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s credit facility. During the 39 weeks ended June 29, 2008, net cash provided by operating activities was $129.4 million, or $4.6 million greater than the comparable period last year. Investing activities during the 39 weeks ended June 29, 2008 required net cash of $171.2 million, up $30.1 million from the comparable prior year period. Financing activities during the 39 weeks ended June 29, 2008 provided $49.3 million of cash and included an additional $79.4 million of borrowings under the Company’s credit facility and $6.6 million for the purchase and retirement of 203,500 shares of the Company’s common stock (at an average price of $32.44 per share).

During the 39 weeks ended June 29, 2008, consolidated capital expenditures totaled $145.3 million and were comprised of $139.4 million for Harris Teeter and $5.9 million for A&E. During this same period, Harris Teeter made an additional net investment of $11.8 million ($14.5 million additional investments less $2.7 million received from property investment sales and partnership distributions) in connection with the development of certain of its new stores. Additionally, A&E invested $24.1 million for its equity interest in Vardhman.

Fiscal 2008 consolidated capital expenditures are expected to total approximately $199 million, consisting of approximately $190 million for Harris Teeter and approximately $9 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2008, as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s revolving credit facility.

On December 20, 2007, the Company and eleven banks entered into a new credit agreement that provides for a five-year revolving credit facility (“Revolving Credit Facility”) in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The new credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require consent of the lenders. The new credit agreement replaced a previously existing $350 million revolving credit facility dated June 7, 2006. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the new credit agreement. The more significant of the financial covenants which the Company must meet during the term of the new credit agreement remained consistent with the financial covenants of the previously existing revolving credit facility dated June 7, 2006, and include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 29, 2008, the Company was in compliance with all financial covenants of the new credit agreement and $70.4 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $22.7 million as of June 29, 2008. In addition to the $256.9 million of borrowings available under the Revolving Credit Facility as of June 29, 2008, the Company has the capacity to borrow up to an aggregate amount of $41.8 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. The most restrictive of these covenants is a consolidated maximum leverage ratio and a minimum fixed charge coverage ratio as defined in the Company’s Credit Agreement. As of June 29, 2008, the amount of additional debt that could be incurred within the limitations of the debt covenants exceeds the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s Revolving Credit Facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

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

In December 2007, the Company entered into a new credit agreement that replaced a previously existing 5-year revolving credit facility dated June 7, 2006. The replaced revolving credit facility had outstanding borrowings of $91.0 million included with Long-Term Debt (3-5 year column) in the table referenced above. Outstanding borrowings under the new credit agreement as of June 29, 2008, amounted to $170.4 million, an increase of $79.4 million from September 30, 2007. The ultimate maturity of these borrowings is deemed to be December 20, 2012, the termination date of the credit agreement, which would fall within the “more than 5 years” column per the referenced table.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008, with the exception of its application to nonfinancial assets and nonfinancial liabilities which has been delayed for one year as a result of the FASB’s February 2008 issuance of Staff Position 157-2, “Effective Date of FASB Statement No. 157.” The Company continues to evaluate the impact of SFAS No. 157 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is a revision of SFAS No. 141 that requires most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value.” This new standard applies to all business combinations, including combinations among mutual entities and combinations by contract alone. SFAS No. 141(R) becomes effective for the Company’s 2010 fiscal year beginning on September 28, 2009 and will be applied to business combinations occurring after the effective date.

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
  Economic (including inflation) or political changes in the regions and countries in which the Company’s subsidiaries operate, adverse trade regulations, restrictions or tariffs or changes in import quotas;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company’s exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company's 2007 Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of June 29, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company’s third quarter of fiscal 2008, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended June 29, 2008.

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 29, 2008.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price	Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs (1)	Programs
March 31, 2008 to May 4, 2008	-0-	n.a.	-0-	2,868,569
May 5, 2008 to June 1, 2008	-0-	n.a.	-0-	2,868,569
June 2, 2008 to June 29, 2008	-0-	n.a.	-0-	2,868,569
Total	-0-	n.a.	-0-	2,868,569

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of June 29, 2008, the Company had purchased 1,771,420 shares under this authorization. No shares were purchased under this authorization during the quarter ended June 29, 2008. The stock purchase plan has no set expiration or termination date.

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

RUDDICK CORPORATION
(Registrant)

Dated: August 4, 2008	By:	/s/ John B. Woodlief
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