Form 10-K
period 2008-09-28
RUDDICK CORP
filed 2008-11-24
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 28, 2008

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

Large accelerated filer X _	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No     X

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 30, 2008, was $1,478,681,000. The registrant has no non-voting stock.

     As of November 14, 2008, the registrant had outstanding 48,314,827 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders to be held on February 19, 2009 are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2008

TABLE OF CONTENTS

PART I
		Page
Item 1.	Business	1
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 4A.	Executive Officers of the Registrant	7

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48

PART III

Item 10.	Directors and Executive Officers of the Registrant	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Shareholder Matters	49
Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	49
Item 14.	Principal Accountant Fees and Services	49

PART IV

Item 15.	Exhibits and Financial Statement Schedules	50

PART I

Item 1. Business

Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) currently operates a regional chain of supermarkets in eight states in the southeastern U.S. and the District of Columbia, while American & Efird, Inc. (“A&E”) manufactures and distributes industrial sewing thread, embroidery thread and technical textiles on a global basis.

At September 28, 2008, the Company and its subsidiaries had total consolidated assets of $1,696,407,000 and had approximately 25,500 employees. The principal executive office of the Company is located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of Ruddick Investment Company (which was subsequently merged into Ruddick Operating Company) and A&E. In 1969, the Company acquired Harris Teeter. Ruddick Operating Company is not classified as a separate operating component of the Company due to its limited operations and relative size to the consolidated group. Ruddick Operating Company manages venture capital holdings in a limited number of entities and has investments in various independently managed venture capital investment funds. For information regarding the Company’s investments, see the Note entitled “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

The only foreign operations conducted by the Company are through A&E. Neither of the two primary businesses would be characterized as seasonal. The following analysis is based upon the Company’s operating locations for the fiscal periods and year end (in thousands):

	2008	2007	2006
Net Sales for the Fiscal Year:
Domestic United States	$3,810,635	$3,454,198	$3,089,776
Foreign Countries	181,762	185,010	176,080
	$3,992,397	$3,639,208	$3,265,856

Net Long-Lived Assets at Fiscal Year End:
Domestic United States	$978,363	$860,493	$726,128
Foreign Countries	40,625	41,990	42,748
	$1,018,988	$902,483	$768,876

The Company’s consolidated working capital as of September 28, 2008 consisted of $477,156,000 in current assets and $410,803,000 in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the statements of consolidated cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items in either of the Company’s subsidiary operations.

The Company employs fifteen people at its corporate headquarters, including two executive officers who formulate and implement overall corporate objectives and policies. The Company’s employees perform functions in a number of areas including finance, accounting, internal audit, risk management, financial reporting, employee benefits and public and shareholder relations. The Company assists its subsidiaries in developing long-range goals, in strengthening management personnel and their operations and financing. Management of each subsidiary is responsible for implementing operating policies and reports directly to management of the Company.

Harris Teeter

As of September 28, 2008, Harris Teeter operated 176 supermarkets located in North Carolina (127), Virginia (28), South Carolina (9), Maryland (3), Tennessee (3), Delaware (2), District of Columbia (2), Florida (1) and Georgia (1). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, general merchandise and floral. In addition, Harris Teeter operated pharmacies in 112 of their supermarkets as of September 28, 2008. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk and ice cream produced by the company-owned facility, Harris Teeter purchases most of the products it sells, including its private label brands, from outside suppliers or directly from the manufacturers. Harris Teeter’s sales constituted 92% of the Company’s consolidated sales in fiscal 2008 (91% in fiscal 2007 and 89% in fiscal 2006).

The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains along with independent merchants. In addition to the more traditional food stores, Harris Teeter also competes with discount retailers (including supercenters that carry a full line of food items), many of which are larger in terms of assets and sales. In the past several years, considerable consolidation of competitors has taken place in the supermarket industry which has reduced the number of local food chains and independent merchants. Additionally, some discount supercenter operators, such as Wal-Mart and Target, are continuing to expand and offer more items typically found in supermarket formats. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of related customers has a material effect upon the business of Harris Teeter.

As of September 28, 2008, Harris Teeter employed approximately 10,300 full-time and 11,800 part-time individuals, none of whom were represented by a union. Harris Teeter considers its employee relations to be good.

American & Efird, Inc.

A&E is one of the world’s largest global manufacturers and distributors of industrial sewing thread, embroidery thread and technical textiles, produced from natural and synthetic fibers. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. A&E’s primary products are industrial sewing thread, embroidery thread and technical textiles sold through its employed sales representatives, commissioned agents and distributors. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 8% of the Company’s consolidated sales in fiscal 2008 (9% in fiscal 2007 and 11% in fiscal 2006).

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

Headquartered in Mt. Holly, North Carolina, the company operated six modern manufacturing facilities in North Carolina and six distribution centers strategically located in the United States as of the fiscal year ended September 28, 2008. The manufacturing facilities have been designed for flexibility and efficiency to accommodate changing customer product demands.

A&E also has wholly-owned operations in Canada, China, Colombia, Costa Rica, El Salvador, England, Guatemala, Honduras, Hong Kong, Nicaragua, Italy, Mexico, Malaysia, The Netherlands, Turkey, Poland and Slovenia; majority-owned joint ventures in China (two), Dominican Republic and South Africa; minority interest in ventures with ongoing operations in Bangladesh, Brazil, India and Sri Lanka; and a 50% ownership interest in a joint venture in China. A&E’s consolidated assets in these foreign operations total approximately $174 million. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

The domestic order backlog, believed to be firm, as of September 28, 2008, was approximately $10,535,000 versus $11,576,000 at the end of the preceding fiscal year. The international order backlog as of the end of fiscal 2008 was approximately $2,685,000 versus $3,387,000 at the end of the preceding fiscal year. The majority of the domestic and international order backlog was filled within five weeks of the fiscal 2008 year end. As of September 28, 2008, A&E had approximately 7,300 domestic and 6,900 international active customer accounts. In fiscal 2008, no single customer accounted for more than 4% of A&E’s total net sales, and the ten largest customers accounted for approximately 15% of A&E’s total net sales.

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

A&E has two patents issued. There are no material licenses, franchises or concessions held by A&E. Research and development expenditures were $509,000, $487,000, and $445,000 in fiscal 2008, 2007 and 2006, respectively, none of which were sponsored by customers. Two full-time employees are currently engaged in this activity.

The industrial sewing thread industry is highly competitive. A&E is one of the world’s largest manufacturers of industrial sewing threads and also manufactures and distributes consumer sewing thread, embroidery thread and technical textiles. A&E competes globally with Coats plc, as well as regional producers and merchants in the industrial thread, embroidery thread and technical textile markets. The key competitive factors are quality, service and price.

A&E and its consolidated subsidiaries employed approximately 3,400 individuals worldwide as of September 28, 2008. None of the domestic employees and an insignificant number of employees of foreign operations are represented by a union. A&E considers its employee relations to be good.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which Harris Teeter and A&E operate. The following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. In addition to the factors discussed below, other factors that might cause our future financial performance to vary from that described in our forward-looking statements include: (i) changes in federal, state or local laws or regulations; (ii) cost and stability of energy sources; (iii) cost and availability of energy and raw materials; (iv) management’s ability to predict accurately the adequacy of the Company’s present liquidity to meet future financial requirements; (v) continued solvency of any third parities on leases the Company has guaranteed; (vi) management’s ability to predict the required contributions to the pension plans of the Company; (vii) the Company’s requirement to impair recorded goodwill; (viii) changes in labor and employee benefit costs, such as increased health care and other insurance costs; (ix) ability to recruit, train and retain effective employees and management in both of the Company’s operating subsidiaries; (x) the extent and speed of successful execution of strategic initiatives; (xi) volatility of financial and credit markets which would affect access to capital for the Company; and (xii) unexpected outcomes of any legal proceedings arising in the normal course of business of the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider any of the above list of factors and the following discussion to be a complete set of all potential risks or uncertainties.

Risks Related to Harris Teeter

The Supermarket Industry is Highly Competitive. The supermarket industry is characterized by narrow profit margins and competes on value, location and service. Harris Teeter faces increased competitive pressure in all of its markets from existing competitors and from the threatened entry by one or more major new competitors. The number and type of competitors faced by Harris Teeter vary by location and include: traditional grocery retailers (both national and regional), discount retailers such as “supercenters” and “club and warehouse stores,” specialty supermarkets, drug stores, dollar stores, convenience stores and restaurants. In addition, certain Harris Teeter supermarkets also compete with local video stores, florists, book stores and pharmacies. Aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation have further contributed to an increasingly competitive marketplace.

Additionally, increasingly competitive markets and economic uncertainty have made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, Harris Teeter’s competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to achieve consistent sales gains. Some of Harris Teeter’s competitors have greater financial resources and could use these resources to take measures which could adversely affect Harris Teeter’s competitive position. Accordingly, Harris Teeter’s business, financial condition or results of operations could be adversely affected by competitive factors, including product mix and pricing changes which may be made in response to competition from existing or new competitors.

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

Harris Teeter’s Geographic Concentration May Expose it to Regional or Localized Downturns. Harris Teeter operates primarily in the southeastern United States, with a strong concentration in North Carolina, Virginia and South Carolina. As a result, Harris Teeter’s business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population. Although the southeast region has experienced economic and demographic growth over the past several years, a significant economic downturn in the region could have a material adverse effect on Harris Teeter’s business, financial condition or results of operations.

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

A&E Has Substantial International Operations. In fiscal 2008, approximately 55% of A&E’s net sales and a large portion of A&E’s production occurred outside the United States, primarily in Europe, Latin America and Asia. A&E’s corporate strategy includes the expansion and growth of its international business on a worldwide basis. As a result, A&E’s operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. A&E’s foreign operations also subjects A&E to the risks inherent in currency translations. A&E’s global operations make it impossible to eliminate completely all foreign currency translation risks and its impact on A&E’s financial results.

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

The Company may Incur Increased Pension Expenses. The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries, including a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives which is an unfunded, defined benefit plan. The Company has frozen participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005; however, at September 28, 2008, the Company’s pension plans had projected benefit obligations in excess of the fair value of plan assets. The amount of any increase or decrease in our required contributions to our pension plans will depend on government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. For more information, refer to the Note entitled “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Item 8 hereof.

The current global economic conditions could adversely affect the Company's operating results by increasing costs related to obtaining financing at acceptable rates and by negatively impacting our customers. These conditions could materially affect the Company’s customers causing reductions or cancellations of existing sales orders and inhibit the collectibility of receivables. In addition, the Company’s suppliers may be unable to fulfill the Company’s outstanding orders or could change credit terms that would negatively affect the Company’s liquidity. All of these factors could adversely impact the Company’s results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive office of the Company is located in a leased space of a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Harris Teeter owns its principal offices near Charlotte, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 913,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. In addition, the Greensboro facility has frozen goods storage and a single pick facility for health and beauty care products and other general merchandise. Harris Teeter operates its retail stores primarily from leased properties. As of September 28, 2008, Harris Teeter held title to the land and buildings of approximately 2.3% of its supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and situated on leased land. In addition, Harris Teeter holds interest in properties that are under development for store sites. In future years the proportion of store development and store ownership may increase. Harris Teeter’s supermarkets range in size from approximately 16,000 square feet to 73,000 square feet, with an average size of approximately 46,700 square feet. The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

	2008	2007	2006
Stores Open at Period End	176	164	152
Average Weekly Net Sales Per Store*	$414,101	$402,982	$380,812
Average Square Footage Per Store at Period End	46,708	46,197	44,535
Average Square Footage Per New Store Opened
During Period	48,330	51,737	51,607
Total Square Footage at Period End	8,220,583	7,576,302	6,769,245
____________________
*Computed on the basis of aggregate sales of stores open for a full year.

A&E's principal offices, six domestic manufacturing plants and one distribution center are all owned by A&E and are all located in North Carolina. Domestic manufacturing and related warehouse facilities have an aggregate of approximately 1,662,000 square feet of floor space. A&E has a domestic dyeing production capacity of approximately 27,000,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition, A&E leases five distribution centers scattered throughout its domestic markets with an aggregate of approximately 149,000 square feet of floor space.

Through consolidated subsidiaries, A&E also owns seven international manufacturing and/or distribution facilities with an aggregate of approximately 794,000 square feet of floor space. A&E also leases another 24 international manufacturing and/or distribution facilities with an aggregate of approximately 613,000 square feet of floor space. The foreign consolidated subsidiaries engaged in manufacturing have a dyeing production capacity of approximately 22,450,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its consolidated subsidiaries, A&E also has minority interests in various joint ventures and a 50% ownership interest in a joint venture in China.

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

Thomas W. Dickson, age 53, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and has been Chairman of the Board of Directors since March 2006 and President and principal executive officer since February 1997. Prior to that time, he served as Executive Vice President of the Company from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996 he served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, American & Efird, Inc.

John B. Woodlief, age 58, is the Vice President – Finance and Chief Financial Officer of the Company, and has been the Vice President – Finance and principal financial officer of the Company since November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997 to June of 1999. He joined Price Waterhouse in 1972.

Frederick J. Morganthall, II, age 57, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter’s Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

Fred A. Jackson, age 58, has been President of A&E since August 1996. Prior to that time, and beginning in January 1996, he served as Executive Vice President of A&E. He was also A&E’s Senior Vice President - Industrial Thread Sales from October 1993 to January 1996.

The executive officers of the Company and its subsidiaries are elected annually by their respective Boards of Directors. Thomas W. Dickson is the nephew of Alan T. Dickson who is a director of the Company and is the son of R. Stuart Dickson who was a director of the Company during the fiscal year ended September 28, 2008. No other executive officer has a family relationship as close as first cousin with any other executive officer or director or nominee for director.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information regarding the principal market for the Company’s common stock (the “Common Stock”), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2008 and 2007 is set forth below.

The Common Stock is listed on the New York Stock Exchange. As of November 14, 2008, there were approximately 4,700 holders of record of Common Stock.

Quarterly Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2008
Dividend Per Share	$0.12	$0.12	$0.12	$0.12
Market Price Per Share
High	38.03	36.99	39.79	38.98
Low	31.15	31.71	33.89	29.47

Fiscal 2007
Dividend Per Share	$0.11	$0.11	$0.11	$0.11
Market Price Per Share
High	28.91	30.50	32.39	37.28
Low	25.20	26.30	29.53	27.53

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

Equity Compensation Plan Information

The following table provides information as of September 28, 2008 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance under
	issued upon exercise of	price of outstanding options,	equity compensation plans
	outstanding options,	warrants and rights	(excluding securities
	warrants and rights		reflected in column (a))
Plan category	(a) (1)	(b) (2)	(c)
Equity compensation plans
approved by security
holders	618,756	$ 16.40	1,679,200
Equity compensation plans
not approved by security
holders	-0-	-0-	-0-
Total	618,756	$ 16.40	1,679,200

(1)

Includes grants of 135,770 performance shares outstanding as of September 28, 2008. Excludes 99,294 shares of Common Stock that are deliverable in connection with the 99,294 stock units outstanding under the Ruddick Corporation Director Deferral Plan (the “Deferral Plan”) that have been accumulated in a rabbi trust for the purpose of funding distributions from the Deferral Plan. Does not include any shares of restricted stock that were outstanding as of September 28, 2008 since these shares are already outstanding and do not represent potential dilution. For more information on the Company’s restricted stock and performance share grants, see the Note entitled “Stock Options and Stock Awards” of the Notes to Consolidated Financial Statements in Item 8 hereof.

(2)	The weighted average exercise price does not take into account performance share awards or restricted stock units outstanding as of September 28, 2008.

Comparison of Total Cumulative Shareholder Return for Five-Year Period Ending September 28, 2008

The following graph presents a comparison of the yearly percentage change in the Company’s cumulative total shareholders’ return on Common Stock with the (i) Standard & Poor’s 500 Index, (ii) Standard & Poor’s Midcap 400 Index, (iii) Standard & Poor’s Food Retail Index, and (iv) Standard & Poor’s Apparel, Accessories & Luxury Goods Index for the five-year period ended September 28, 2008.

Comparison of Five-Year Cumulative Total Return*
Among Ruddick Corporation and Certain Indicies**

	Cumulative Total Return
	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08
Ruddick Corporation	100.00	129.09	154.44	177.76	232.46	227.98
S & P 500	100.00	113.87	127.82	141.62	164.90	128.66
S & P Midcap 400	100.00	117.55	143.60	153.02	181.73	151.42
S & P Food Retail	100.00	93.74	117.59	122.06	138.83	104.53
S & P Apparel, Accessories & Luxury Goods	100.00	121.41	145.13	163.99	187.50	128.57

____________________

* $100 invested on 9/30/03 in stock or index, including reinvestment of dividends.

** The Company utilizes two indices, rather than a single index, for its peer group comparison: Standard & Poor’s Food Retail Index and Standard & Poor’s Apparel, Accessories & Luxury Goods Index. The Company believes that the separate presentation of these indices more accurately corresponds to the Company’s primary lines of business.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 28, 2008.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs
June 30, 2008 to
August 3, 2008	- 0 -	n.a.	- 0 -	2,868,569
August 4, 2008 to
August 31, 2008	46,100	$30.35	46,100	2,822,469
September 1, 2008 to
September 28, 2008	- 0 -	n.a.	- 0 -	2,822,469

Total	46,100	$30.35	46,100	2,822,469

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of September 28, 2008, the Company had purchased and retired 1,817,520 shares under this authorization, of which 46,100 shares were purchased during the quarter ended September 28, 2008. The stock buyback program has no set expiration or termination date.

Item 6. Selected Financial Data (dollars in thousands, except per share data)

	2008	2007	2006	2005	2004
Net sales	$3,992,397	$3,639,208	$3,265,856	$2,964,655	$2,868,597
Operating profit	173,785	148,174	123,069	115,260	112,414
Net income	96,752	80,688	72,336	68,598	64,659
Net income per share
Basic	2.02	1.69	1.53	1.45	1.39
Diluted	2.00	1.68	1.52	1.44	1.38
Dividend per share	0.48	0.44	0.44	0.44	0.40
Total assets	1,696,407	1,529,689	1,362,936	1,203,640	1,109,097
Long-term debt -- including
current portion	320,578	264,392	237,731	163,445	166,287
Shareholders' equity	823,835	736,610	670,517	608,942	549,710
Book value per share	17.06	15.31	14.10	12.82	11.76

Note: The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal years 2008, 2007, 2006 and 2005 includes the 52 weeks ended September 28, 2008, September 30, 2007, October 1, 2006 and October 2, 2005. Fiscal year 2004 includes the 53 weeks ended October 3, 2004.

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

Overview

The Company operates primarily in two business segments through two wholly owned subsidiaries: retail grocery (including related real estate and store development activities) – operated by Harris Teeter, and industrial sewing thread (textile primarily), including embroidery thread and technical textiles – operated by American & Efird. Harris Teeter is a regional supermarket chain operating primarily in the southeastern United States, including Delaware and the District of Columbia. American & Efird is a global manufacturer and distributor of sewing thread for the apparel and other markets, embroidery thread and technical textiles. The Company evaluates the performance of its two businesses utilizing various measures which are based on operating profit.

During fiscal 2008, Harris Teeter’s market environment continued to be highly competitive, characterized by competition from other traditional grocery retailers, as well as other competitors including, but not limited to, discount retailers such as “neighborhood or supercenters” and “club and warehouse stores,” specialty supermarkets and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing or everyday low prices by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service. These efforts have resulted in overall gains in market share within Harris Teeter’s primary markets.

Harris Teeter has continued its aggressive new store development program with the opening of 15 new stores during fiscal 2008. Harris Teeter opened 19 new stores during fiscal 2007 and 16 new stores during fiscal 2006. Much of Harris Teeter’s new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The aggressive new store activity has resulted in higher pre-opening and incremental start-up costs associated with the new store openings and has required additional borrowings under the Company’s revolving credit facility.

Business conditions for A&E’s customers in the textile and apparel industry remain difficult in the Americas due to the continued shift of apparel sourcing outside the Americas and the challenging retail environment faced in many parts of the world due to general economic conditions. Over the past several years, apparel production has shifted from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, approximately 73% in 2007 and approximately 75% for the first eight months in 2008. This has greatly impacted A&E operations in the U.S., Canada and Mexico. As a result, A&E’s strategic plans have included the expansion of its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

A&E’s growth in China and other Asian markets has been accomplished through additional investments in its wholly owned subsidiaries by way of capital expenditures and through strategic joint ventures. In fiscal 2003, A&E entered into a joint venture in China resulting in a 50% ownership interest in Huamei Thread Company Limited, which is one of the largest thread producers in the China market. During fiscal 2005, A&E acquired an 80% ownership interest in Jimei Spinning Company Limited (a thread yarn spinning company located in China) and increased its ownership interest in Hengmei Spinning Company Limited (another thread yarn spinning company in China) from 60% to 80%. During the third quarter of fiscal 2008, A&E entered into a joint venture with Vardhman Textiles Limited in India (“Vardhman”) to manufacture, distribute and sell sewing thread for industrial and consumer markets within India and for export markets. A&E continues to transform its business to be more Asian centric, which is in line with the global shifting of A&E’s customer base.

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

Consolidated Overview

The following table sets forth the operating profit components by each of the Company's operating segments and for the holding company ("Corporate") for the 52 weeks ended September 28, 2008 (fiscal 2008), September 30, 2007 (fiscal 2007), and October 1, 2006 (fiscal 2006). The table also sets forth each of the segment’s net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2008		Fiscal 2007		Fiscal 2006		% Inc. (Dec.)
		% to		% to		% to	08 vs	07 vs
		Sales		Sales		Sales	07	06
Net Sales
Harris Teeter	$ 3,664,804	91.8	$ 3,299,377	90.7	$ 2,922,679	89.5	11.1	12.9
American & Efird	327,593	8.2	339,831	9.3	343,177	10.5	(3.6)	(1.0)
Total	$ 3,992,397	100.0	$ 3,639,208	100.0	$ 3,265,856	100.0	9.7	11.4

Gross Profit
Harris Teeter	$ 1,138,857	28.53	$ 1,021,739	28.07	$ 897,637	27.49	11.5	13.8
American & Efird	69,590	1.74	74,608	2.05	74,285	2.27	(6.7)	0.4
Total	1,208,447	30.27	1,096,347	30.12	971,922	29.76	10.2	12.8

SG&A Expenses
Harris Teeter	961,092	24.08	867,656	23.84	770,000	23.58	10.8	12.7
American & Efird	67,262	1.68	73,184	2.01	72,706	2.22	(8.1)	0.7
Corporate	6,308	0.16	7,333	0.20	6,147	0.19	(14.0)	19.3
Total	1,034,662	25.92	948,173	26.05	848,853	25.99	9.1	11.7

Operating Profit (Loss)
Harris Teeter	177,765	4.45	154,083	4.23	127,637	3.91	15.4	20.7
American & Efird	2,328	0.06	1,424	0.04	1,579	0.05	63.6	(9.8)
Corporate	(6,308)	(0.16)	(7,333)	(0.20)	(6,147)	(0.19)	(14.0)	19.3
Total	173,785	4.35	148,174	4.07	123,069	3.77	17.3	20.4

Other Expense, net	19,674	0.49	17,683	0.48	9,672	0.30	11.3	82.8
Income Tax Expense	57,359	1.44	49,803	1.37	41,061	1.26	15.2	21.3
Net Income	$ 96,752	2.42	$ 80,688	2.22	$ 72,336	2.21	19.9	11.5

Consolidated net sales increased 9.7% in fiscal 2008 and 11.4% in fiscal 2007 when compared to prior years as a result of strong sales gains at Harris Teeter. The fiscal 2008 and 2007 increases were partially offset by sales declines at A&E. Over the past several years, A&E has pursued a global expansion strategy along with the diversification of its product lines; however, the percentage of foreign sales to consolidated net sales has declined during these periods as a result of the sales mix between the operating subsidiaries. Foreign sales for fiscal 2008 represented 4.6% of the consolidated sales of the Company, compared to 5.1% for fiscal 2007 and 5.4% for fiscal 2006. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

The gross profit margin increase for fiscal 2008 was driven by a gross profit margin improvement at Harris Teeter that was offset, in part, by a gross profit margin decline at A&E from fiscal 2007 to fiscal 2008. The increase in gross profit as a percent to sales for fiscal 2007 resulted primarily from improved gross profit margins at Harris Teeter, although A&E also realized improved gross profit as a percent to its sales for fiscal 2007. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Consolidated selling, general & administrative (“SG&A”) expenses, as a percent to consolidated net sales, decreased in fiscal 2008 as a result of the leverage created through sales gains that apply against fixed costs at Harris Teeter and lower SG&A expenses at A&E and Corporate. SG&A expenses, and its percent to sales, increased in fiscal 2007 and fiscal 2006 as a result of increased operating costs at both subsidiaries. As previously disclosed, Corporate SG&A expenses for fiscal 2006 included income of $2.2 million for life insurance proceeds and a pre-tax charge of $1.5 million related to new Supplemental Executive Retirement Plans. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) increased $1.8 million in fiscal 2008 over fiscal 2007 and $3.9 million in fiscal 2007 over fiscal 2006. The increase for both periods resulted from additional interest expense associated with increased borrowings under the Company’s credit facility in support of Harris Teeter’s new store development program. In addition, incremental borrowings were required for A&E’s fiscal 2008 equity investment in Vardhman. The increase in interest expense was offset, in part, by a lower weighted average interest rate realized during fiscal 2008. As previously disclosed, fiscal 2006 includes an investment gain of $4.0 million related to the sale of a real estate investment held by Corporate.

The effective consolidated income tax rate for fiscal 2008 was 37.2% as compared to 38.2% for fiscal 2007 and 36.2% for fiscal 2006. Income tax expense for fiscal 2008 included refund claims related to prior years of approximately $2.4 million associated with A&E’s foreign operations. The effective tax rate for fiscal 2006 was lower primarily due to tax savings associated with non-taxable life insurance proceeds.

As a result of the items discussed above, consolidated net income for fiscal 2008 increased by $16.1 million, or 19.9%, over fiscal 2007 and net income per diluted share increased by 19.0% to $2.00 per share in fiscal 2008 from $1.68 per share in fiscal 2007. Consolidated net income for fiscal 2007 increased by $8.4 million, or 11.5%, over fiscal 2006 and the net income per diluted share of $1.68 increased by 10.5% from $1.52 per share in fiscal 2006.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for fiscal years 2008, 2007, and 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2008		Fiscal 2007		Fiscal 2006		% Inc. (Dec.)
		% to		% to		% to	08 vs	07 vs
		Sales		Sales		Sales	07	06
Net Sales	$3,664,804	100.00	$3,299,377	100.00	$2,922,679	100.00	11.1	12.9
Cost of Sales	2,525,947	68.92	2,277,638	69.03	2,025,042	69.29	10.9	12.5
Gross Profit	1,138,857	31.08	1,021,739	30.97	897,637	30.71	11.5	13.8
SG&A Expenses	961,092	26.23	867,656	26.30	770,000	26.34	10.8	12.7
Operating Profit	$177,765	4.85	$154,083	4.67	$127,637	4.37	15.4	20.7

Sales increased 11.1% in fiscal 2008 over fiscal 2007 and 12.9% in fiscal 2007 over fiscal 2006, as a result of incremental new stores and comparable store sales increases. During fiscal 2008, Harris Teeter opened 15 new stores (2 of which were replacements) and closed 3 stores. During fiscal 2007, Harris Teeter opened 19 new stores (2 of which were replacements) and closed 7 stores and during fiscal 2006 Harris Teeter opened 16 new stores (3 of which were replacements and 6 of which were acquired from Winn-Dixie in fiscal 2005) and closed or divested 9 stores. The increase in sales from new stores exceeded the loss of sales from closed stores by $275.7 million in fiscal 2008, $230.1 million in fiscal 2007 and $199.4 million in fiscal 2006. Comparable store sales (see definition below) increased 2.86% ($91.3 million) for fiscal 2008 as compared to increases of 4.87% ($136.4 million) for fiscal 2007 and 3.20% ($81.8 million) for fiscal 2006. Comparable store sales were negatively impacted by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit, and its percent to sales, for fiscal 2008 and 2007 continued to improve as a result of changes in Harris Teeter’s market mix and its retail pricing and targeted promotional spending strategies. Improvements have also been realized from the continued emphasis Harris Teeter places on distribution, manufacturing and store level productivity efforts, private label branding, assortment and product mix, in addition to volume increases. These improvements help offset higher fuel costs and increased LIFO charges.

SG&A expenses as a percent to sales has continued to decrease from prior years, as a result of the leverage created through sales gains that apply against fixed costs. Included with SG&A expenses are pre-opening costs, which consist of pre-opening rent, labor and associated fringe benefits and recruiting and relocations costs incurred prior to a new store opening and amounted to $15.4 million (0.42% of sales) in fiscal 2008, $17.9 million (0.54% of sales) in fiscal 2007 and $15.8 million (0.54% of sales) in fiscal 2006. These costs will fluctuate between reporting periods depending on the new store opening schedule and market location. As previously disclosed, incremental costs associated with the 2005 Winn-Dixie store acquisition amounted to $2.3 million (0.08% of sales) in fiscal 2006. The sales increases along with a continued emphasis on operational efficiencies and overhead cost containment during this time of expansion, have provided the savings that offset the increased costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs), increased petroleum-based supply costs, associate benefit costs, credit and debit card fees, and new store occupancy costs.

The improvements in operating profit as a percent to sales in each of fiscal 2008 and fiscal 2007 resulted from the sales and cost elements described above. Harris Teeter continues to concentrate on its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. Harris Teeter had 176 stores in operation at September 28, 2008, compared to 164 stores at September 30, 2007 and 152 stores at October 1, 2006.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for fiscal years 2008, 2007 and 2006. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2008		Fiscal 2007		Fiscal 2006		% Inc. (Dec.)
		% to		% to		% to	08 vs	07 vs
		Sales		Sales		Sales	07	06
Net Sales	$ 327,593	100.00	$ 339,831	100.00	$ 343,177	100.00	(3.6)	(1.0)
Cost of Sales	258,003	78.76	265,223	78.05	268,892	78.35	(2.7)	(1.4)
Gross Profit	69,590	21.24	74,608	21.95	74,285	21.65	(6.7)	0.4
SG&A Expenses	67,262	20.53	73,184	21.53	72,706	21.19	(8.1)	0.6
Operating Profit	$ 2,328	0.71	$ 1,424	0.42	$ 1,579	0.46	63.6	(9.8)

Sales decreased 3.6% in fiscal 2008 from fiscal 2007 and 1.0% in fiscal 2007 from fiscal 2006. The decreases in sales were driven primarily by sales declines in the United States, Canada and Mexico (the North American Free Trade Association Region or “NAFTA”) between the comparable fiscal years. Sales gains in A&E’s Asian operations have been offset by the sales declines realized in NAFTA. As previously disclosed, the fiscal 2007 sales decrease was partially offset by sales gains attributable to the fiscal 2006 acquisition of TSP and obtaining a majority ownership interest in two joint ventures in South Africa, resulting in the consolidation of those entities.

Foreign sales for fiscal 2008 accounted for approximately 55% of total A&E sales as compared to approximately 54% in fiscal 2007 and 51% in fiscal 2006. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales as a result of the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to net sales, decreased in fiscal 2008 from fiscal 2007, primarily as a result of weak sales and poor overhead absorption in the U.S. operations, and $273,000 of severance costs associated with the consolidation of one of A&E’s manufacturing facilities in North Carolina into A&E’s remaining North Carolina operations. Gross profit as a percent to net sales increased in fiscal 2007 from fiscal 2006, primarily as a result of improved operating schedules in several of the A&E’s foreign operations. As previously disclosed, the increase in fiscal 2007 was partially offset by $448,000 of severance costs associated with the consolidation of the operations of two of A&E’s manufacturing facilities in Pennsylvania into A&E’s North Carolina operations. In addition, the production from one North Carolina manufacturing facility was consolidated into the remaining North Carolina operations in fiscal 2007, but there were no layoffs as a result. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities through the rationalization of its domestic operations.

SG&A expenses, and its percent to sales, in fiscal 2008 decreased from fiscal 2007, primarily as a result of increased net profit realized from non-consolidated subsidiaries and reduced costs in A&E's U.S. operations. In addition, SG&A expenses were offset by an expense reversal of approximately $0.9 million for costs associated with certain import duties levied against A&E’s Mexico operations and previously accrued by A&E. As disclosed in prior filings, A&E resolved the dispute through an amnesty program provided by the Mexican authorities during the first quarter of fiscal 2008. The net decrease in fiscal 2008 was offset, in part, by increases in certain items, such as employee health care costs. SG&A expenses increased slightly in fiscal 2007 from fiscal 2006 and included incremental costs associated with the integration of acquired businesses. The incremental costs and other cost increases in fiscal 2007 were offset, in part, by a gain realized from the disposal of assets utilized in A&E’s U.S. operations. As previously disclosed, SG&A expenses for fiscal 2007 included $378,000 of severance and impairment costs associated with the consolidation of A&E’s U.S. operations.

A&E’s operating profit improvement for fiscal 2008 and the decrease in fiscal 2007 as compared to fiscal 2006 resulted from the sales and cost elements described above. A&E’s operating results continue to be adversely impacted by the challenging retail apparel environment that has continued to exist in many parts of the world.

Outlook

Harris Teeter’s continued improvement in operating performance and financial position provides the flexibility to support its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During fiscal 2009, Harris Teeter plans to open 17 new stores (2 of which will be replacements for existing stores) and complete 4 major remodels (1 of which will be expanded in size). The new store opening program for fiscal 2009 is expected to result in a 9.8% increase in retail square footage as compared to an 8.5% increase in fiscal 2008. The annual number of new store openings planned for fiscal year 2010 and thereafter are expected to be somewhat less than that of fiscal 2009. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores. In addition, management continues to evaluate Harris Teeter’s capital expenditures during these times of economic uncertainty and adjusts its strategic plan accordingly.

The new store program for fiscal 2009 anticipates the continued expansion of Harris Teeter’s existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

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

The Company’s management is cautious in its expectations for fiscal 2009 due to the current economic environment and its impact on our customers. The Company will continue to refine its merchandising strategies to respond to the changing shopping demands as a result of the challenging economic environment. The retail grocery market remains intensely competitive and the textile and apparel environment faces additional challenges during this recessionary period. Further operating improvement will be dependent on the Company’s ability to increase Harris Teeter’s market share, rationalize A&E’s operations, offset increased operating costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s credit facility. During fiscal 2008, the net cash provided by operating activities was $227.2 million, compared to $212.6 million during fiscal 2007 and $159.7 million during fiscal 2006. Investing activities during fiscal 2008 required net cash of $226.2 million compared to $204.8 million during fiscal 2007 and $229.2 million during fiscal 2006. Capital spending has been financed by cash provided by operating activities along with borrowings under the Company’s credit facility. Financing activities for fiscal 2008 provided $2.0 million of cash and included an additional $38.0 million of borrowings under the Company’s credit facility ($100 million term loan less net reduction on revolver borrowings of $62.0 million) and $8.0 million for the purchase and retirement of 249,600 shares of the Company’s common stock (at an average price of $32.05 per share). Financing activity also includes $23.2 million for the payment of dividends in fiscal 2008 compared to $21.1 million in fiscal 2007 and $20.9 million in fiscal 2006.

During fiscal 2008, consolidated capital expenditures totaled $199.5 million. Harris Teeter capital expenditures were $192.2 million in fiscal 2008 compared to $205.5 million in fiscal 2007 and $210.3 million in fiscal 2006. A&E's capital expenditures were $7.3 million during fiscal 2008 compared to $7.7 million in fiscal 2007 and $7.6 million in fiscal 2006. During fiscal 2008, Harris Teeter made an additional net investment of $19.0 million ($22.7 million additional investments less $3.7 million received from property investment sales and partnership distributions) in connection with the development of certain of its new stores. Additionally, A&E invested $24.1 million for its equity interest in Vardhman. Fiscal 2009 consolidated capital expenditures are planned to total approximately $247 million, consisting of $241 million for Harris Teeter and $6 million for A&E. In addition to the fiscal 2009 planned capital expenditures, A&E invested an additional $8.7 million in the first quarter of fiscal 2009 in connection with its increased investment in Vardhman. Harris Teeter anticipates that its capital for new store growth and store remodels will be applied in its existing markets in fiscal 2009 as well as the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s credit facility. The Company’s credit facility provides substantially more liquidity than what the Company expects to be required during the credit facility term.

On December 20, 2007, the Company and eleven banks entered into a new credit agreement that provides for a five-year revolving credit facility (“Revolving Credit Facility”) in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The new credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require consent of the lenders. The new credit agreement replaced a previously existing $350 million revolving credit facility dated June 7, 2006. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the new credit agreement. The more significant of the financial covenants which the Company must meet during the term of the new credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 28, 2008, the Company was in compliance with all financial covenants of the new credit agreement and $29.0 million of borrowings were outstanding under Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $28.5 million as of September 28, 2008. In addition to the $292.5 million of borrowings available under the Revolving Credit Facility as of September 28, 2008, the Company has the capacity to borrow up to an aggregate amount of $44.5 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to monitor the liquidity under its bank facility and evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. The most restrictive of these covenants is a consolidated maximum leverage ratio and a minimum fixed charge coverage ratio as defined in the Company’s credit agreement. As of September 28, 2008, the amount of additional debt that could be incurred within the limitations of the debt covenants exceeded the additional borrowings available under the Revolving Credit Facility. As such, management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s Revolving Credit Facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Management expects that cash provided by operations and other sources of liquidity, such as the Company’s Revolving Credit Facility, will be sufficient to meet these obligations on a short and long-term basis. The following table represents the scheduled maturities of the Company’s contractual obligations as of September 28, 2008 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt (1)	$346,877	$23,089	$44,291	$151,513	$127,984
Operating Leases (1) (2)	1,520,763	91,913	192,562	195,374	1,040,914
Capital Lease Obligations (1) (2)	149,908	7,566	15,177	15,302	111,863
Purchase Obligations – Fixed Assets	73,546	73,546	-	-	-
Purchase Obligations – Inventory	578	578	-	-	-
Purchase Obligations – Service Contracts/Other	21,599	10,957	9,714	928	-
Other (3)	16,424	1,592	3,208	3,115	8,509
Total Contractual Cash Obligations	$2,129,695	$209,241	$264,952	$366,232	$1,289,270
____________________

(1)	For a more detailed description of the obligations refer to the Notes entitled “Leases” and “Long-Term Debt” of the Notes to Consolidated Financial Statements in Item 8 hereof. Amounts represent total expected payments of principal and interest. Payment on variable interest debt is estimated using an interest rate of 4.5% applied to the outstanding balance.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. The obligations related to the closed store leases are discussed below. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company’s consolidated balance sheets.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 13 years, and the future minimum lease payments of approximately $57.7 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $8.4 million in fiscal 2009 (28 stores), $7.4 million in fiscal 2010 (22 stores), $7.0 million in fiscal 2011 (18 stores), $6.4 million in fiscal 2012 (16 stores), $5.7 million in fiscal 2013 (13 stores) and $22.8 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $28.5 million at September 28, 2008.

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

Vendor Rebates, Credits and Promotional Allowances

Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements. Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances. The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising. The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company. The Company applies the authoritative guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”) – Revenue Recognition, Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”) – Accounting by a Customer (Including a Reseller) for Certain Considerations Received from a Vendor, and other authoritative guidance as appropriate. Under SAB No. 104, revenue recognition requires, as a prerequisite, the completion of the earnings process and its realization or assurance of realizability. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is reasonably assured.

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

Inventory Valuation

The inventories of the Company’s operating subsidiaries are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. Foreign inventories and limited categories of domestic inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods. LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation. The Company uses the “link chain” method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index. The Company generates an estimated internal index to “link” current costs to the original costs of the base years in which the Company adopted LIFO. The Company’s determination of the LIFO index is driven by the change in current year costs, as well as the change in inventory quantities on hand. Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities. These judgments and estimates significantly impact the ending inventory valuation at cost, as well as gross margin. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

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

Actual U.S. workers’ compensation claims, and general liability and automotive liability losses, are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves. The open claims and initial loss reserves are subjected to examination by the Company’s risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The Company measures the liabilities associated with claims for workers’ compensation, general liability and automotive liability at Harris Teeter through the use of actuarial methods to project an estimate of ultimate cost for claims incurred. The estimated cost for claims incurred are discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability. Harris Teeter liabilities represent approximately 96% of the total Company self-insurance reserves for workers compensation, general liability and automotive liability claims. For liabilities associated with A&E’s workers’ compensation, general liability and automotive liability claims, management estimates the ultimate cost for claims incurred based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusts them by development factors from published insurance industry sources. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued.

The variety of healthcare plans available to employees are primarily self-insured, although some locations have insured health maintenance organization plans. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported (IBNR) using an actuarial method of applying a development factor to the reported claims amount. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. Historical experience and industry trends are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total healthcare cost accruals are reasonable and adequate to cover future payments on pre-existing claims.

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

The Company has certain deferred compensation arrangements which allow or allowed in prior years its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. The Company may also, from time to time, make discretionary annual contributions into the Director Deferral Plan on behalf of its outside directors. These plans are unfunded. The Company utilizes a rabbi trust to hold assets set aside to pay the respective liabilities of these plans. For further disclosures regarding the Company’s pension and deferred compensation plans, see the Note entitled “Employee Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

In accordance with generally accepted accounting principles, actual results that differ from management’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While management believes that its selections of values for the various assumptions are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect pension and other post-retirement obligations and future expense. As an example, as of September 28, 2008, each 25 basis point reduction in the discount rate would effectively increase total pension liabilities (the qualified pension plan and the supplemental retirement benefit plan) by approximately $9.2 million and could increase future pension expense through the amortization of accumulated unrecognized actuarial losses.

Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008, with the exception of its application to nonfinancial assets and nonfinancial liabilities which has been delayed for one year as a result of the FASB’s February 2008 issuance of Staff Position 157-2, “Effective Date of FASB Statement No. 157.” The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP became effective upon issuance, including prior periods for which financial statements have not been issued and did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its fixed interest rate debt obligations. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. As of September 28, 2008, the Company had no significant foreign exchange exposure and no significant outstanding derivative transactions.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company’s significant fixed interest rate debt obligations ($121.4 million of Senior Notes due at various dates through 2017):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt obligations	$7,143	$7,143	$7,142	$-	$-	$100,000	$121,428	$127,053
Weighted average interest rate	6.48%	6.48%	6.48%	-	-	7.64%	7.43%

For a more detail description of fair value, refer to the Note entitled “Financial Instruments” of the Notes to Consolidated Financial Statements in Item 8 hereof.

Item 8. Financial Statements and Supplementary Data

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Reports of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets, September 28, 2008 and September 30, 2007	26

Statements of Consolidated Income for the fiscal years ended September 28, 2008,
September 30, 2007 and October 1, 2006	27

Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the
fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006	28

Statements of Consolidated Cash Flows for the fiscal years ended September 28, 2008,
September 30, 2007 and October 1, 2006	29

Notes to Consolidated Financial Statements	30

Schedule I- Valuation and Qualifying Accounts and Reserves for the fiscal
years ended September 28, 2008, September 30, 2007 and October 1, 2006	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited the accompanying consolidated balance sheets of Ruddick Corporation and subsidiaries (the Company) as of September 28, 2008 and September 30, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 28, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule “Valuation and Qualifying Accounts and Reserves.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 28, 2008 and September 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 28, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2008, based on criteria established in “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),” and our report dated November 21, 2008, expressed, an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in the Summary of Significant Accounting Policies, the Company adopted Financial Accounting Standards Board Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” effective January 2, 2006. Additionally, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of September 30, 2007, and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” effective October 1, 2007.

KPMG LLP
Charlotte, North Carolina
November 21, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited Ruddick Corporation and subsidiaries’ (the Company) internal control over financial reporting as of September 28, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruddick Corporation and subsidiaries as of September 28, 2008 and September 30, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 28, 2008, and our report dated November 21, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Charlotte, North Carolina
November 21, 2008

CONSOLIDATED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	September 28,	September 30,
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$29,759	$26,747
Accounts Receivable, Net of Allowance For Doubtful Accounts of $2,819 and $3,962	91,528	92,998
Refundable Income Taxes	8,607	6,796
Inventories	312,589	295,662
Deferred Income Taxes	6,477	9,775
Prepaid Expenses and Other Current Assets	28,196	24,286
Total Current Assets	477,156	456,264
Property
Land	21,375	27,358
Buildings and Improvements	238,413	219,701
Machinery and Equipment	942,213	872,705
Leasehold Improvements	619,677	518,056
Total, at Cost	1,821,678	1,637,820
Accumulated Depreciation and Amortization	854,347	770,184
Property, Net	967,331	867,636
Investments	143,902	100,736
Deferred Income Taxes	361	-
Goodwill	8,169	8,169
Intangible Assets	26,355	27,617
Other Long-Term Assets	73,133	69,267
Total Assets	$1,696,407	$1,529,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$11,150	$11,694
Current Portion of Long-Term Debt and Capital Lease Obligations	9,625	8,535
Accounts Payable	236,649	227,493
Deferred Income Taxes	347	-
Accrued Compensation	63,826	57,352
Other Current Liabilities	89,206	77,696
Total Current Liabilities	410,803	382,770
Long-Term Debt and Capital Lease Obligations	310,953	255,857
Deferred Income Taxes	10,877	870
Pension Liabilities	44,306	62,821
Other Long-Term Liabilities	89,685	85,037
Minority Interest	5,948	5,724
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 2008 – 48,278,136;
2007 – 48,127,252	83,252	81,677
Retained Earnings	767,562	693,992
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(26,979)	(39,059)
Total Shareholders' Equity	823,835	736,610
Total Liabilities and Shareholders' Equity	$1,696,407	$1,529,689

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 28,	September 30,	October 1,
	2008	2007	2006
Net Sales	$3,992,397	$3,639,208	$3,265,856
Cost of Sales	2,783,950	2,542,861	2,293,934
Selling, General and Administrative Expenses	1,034,662	948,173	848,853
Operating Profit	173,785	148,174	123,069
Interest Expense	20,334	17,654	14,125
Interest Income	(1,185)	(307)	(630)
Net Investment Loss (Gain)	41	(228)	(4,447)
Minority Interest	484	564	624
Income Before Taxes	154,111	130,491	113,397
Income Tax Expense	57,359	49,803	41,061
Net Income	$96,752	$80,688	$72,336

Net Income Per Share:
Basic	$2.02	$1.69	$1.53
Diluted	$2.00	$1.68	$1.52

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,824	47,605	47,233
Diluted	48,295	48,139	47,687

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at October 2, 2005	47,488,979	$70,558	$582,953	$(44,569)	$608,942
Exercise of stock options,
including tax benefits of $914	313,814	5,597	-	-	5,597
Directors' stock plan	-	2	-	-	2
Share-Based Compensation	153,692	2,545	-	-	2,545
Shares effectively purchased and
retired for withholding taxes	(3,591)	(74)	-	-	(74)
Shares purchased and retired	(395,000)	(7,899)	-	-	(7,899)
Net earnings	-	-	72,336	-	72,336	$72,336
Dividends ($0.44 a share)	-	-	(20,867)	-	(20,867)
Foreign currency translation
adjustment (net of $216 for tax)	-	-	-	1,301	1,301	1,301
Pension liability adjustment
(net of $5,668 for tax)	-	-	-	8,634	8,634	8,634
Balance at October 1, 2006	47,557,894	70,729	634,422	(34,634)	670,517	$82,271
Exercise of stock options,
including tax benefits of $1,820	400,262	7,531	-	-	7,531
Directors' stock plan	-	1	-	-	1
Share-Based Compensation	184,365	3,853	-	-	3,853
Shares effectively purchased and
retired for withholding taxes	(15,269)	(437)	-	-	(437)
Net earnings	-	-	80,688	-	80,688	$80,688
Dividends ($0. 44 a share)	-	-	(21,118)	-	(21,118)
Foreign currency translation
adjustment (net of $298 for tax)	-	-	-	3,617	3,617	3,617
Pension liability adjustment
(net of $10,774 for tax)	-	-	-	16,881	16,881	16,881
Impact of SFAS 158 Adoption
(net of tax benefit of $16,072)	-	-	-	(24,923)	(24,923)	-
Balance at September 30, 2007	48,127,252	81,677	693,992	(39,059)	736,610	$101,186
Exercise of stock options,
including tax benefits of $1,917	233,158	5,276	-	-	5,276
Directors' stock plan	-	(12)	-	-	(12)
Share-Based Compensation	196,494	5,376	-	-	5,376
Shares effectively purchased and
retired for withholding taxes	(29,168)	(1,065)	-	-	(1,065)
Shares purchased and retired	(249,600)	(8,000)	-	-	(8,000)
Net earnings	-	-	96,752	-	96,752	$96,752
Dividends ($0.48 a share)	-	-	(23,182)	-	(23,182)
Foreign currency translation
adjustment (net of $384 for tax)	-	-	-	1,079	1,079	1,079
Pension liability adjustment
(net of $6,988 for tax)	-	-	-	10,855	10,855	10,855
Postemployment benefits liability
adjustment (net of $95 for tax)	-	-	-	146	146	146
Balance at September 28, 2008	48,278,136	$83,252	$767,562	$(26,979)	$823,835	$108,832

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 28,	September 30,	October 1,
	2008	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$96,752	$80,688	$72,336
Non-Cash Items Included in Net Income:
Depreciation and Amortization	114,405	100,798	88,910
Deferred Income Taxes	13,665	(3,108)	(8,353)
Net Gain on Property Sales	(1,789)	(2,432)	(1,811)
Impairment Losses	129	618	2,603
Share-Based Compensation	5,376	3,853	2,471
Other, Net	1,703	(2,649)	2,067
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	1,552	(2,588)	(7,804)
Inventories	(16,853)	(28,213)	(15,840)
Prepaid Expenses and Other Current Assets	(3,464)	303	(1,717)
Accounts Payable	7,116	40,132	20,520
Other Current Liabilities	8,331	13,054	7,045
Other Long-Term Operating Accounts	(235)	11,662	(1,689)
Other, Net	500	500	1,000
Net Cash Provided by Operating Activities	227,188	212,618	159,738

INVESTING ACTIVITIES:
Capital Expenditures	(199,500)	(219,903)	(218,536)
Purchase of Other Investments	(46,799)	(9,835)	(47,771)
Acquired Favorable Leases	(1,136)	-	(1,695)
Proceeds from Sale of Property	24,606	14,989	25,850
Return of Partnership Investments	129	12,557	2,627
Proceeds from Sale of Temporary Investments	-	-	16,859
Purchase of Temporary Investments	-	-	(3,930)
Investments in Company-Owned Life Insurance	(1,879)	(1,881)	191
Other, Net	(1,647)	(735)	(2,797)
Net Cash Used in Investing Activities	(226,226)	(204,808)	(229,202)

FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	865	750	(812)
Net (Payments on) Proceeds from Revolver Borrowings	(62,000)	10,200	80,800
Proceeds from Long-Term Debt Borrowings	100,371	319	2,639
Payments on Long-Term Debt and Capital Lease Obligations	(10,207)	(8,387)	(9,447)
Dividends Paid	(23,182)	(21,118)	(20,867)
Proceeds from Stock Issued	3,359	5,711	4,683
Share-Based Compensation Tax Benefits	1,917	1,820	914
Purchase and Retirement of Common Stock	(8,000)	-	(7,899)
Other, Net	(1,139)	(210)	(544)
Net Cash Provided by (Used in) Financing Activities	1,984	(10,915)	49,467
Increase (Decrease) in Cash and Cash Equivalents	2,946	(3,105)	(19,997)
Effect of Foreign Currency Fluctuations on Cash	66	664	-
Cash and Cash Equivalents at Beginning of Year	26,747	29,188	49,185
Cash and Cash Equivalents at End of Year	$29,759	$26,747	$29,188

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

The Company reviews its investments in entities to determine if such entities are deemed to be variable interest entities (VIE’s) as defined by FIN 46 and FIN 46-R. The Company will consolidate those VIE’s in which the Company is the primary beneficiary of the entity. As of the fiscal year ended on September 28, 2008, the Company concluded that it does not have any VIE’s that required consolidation.

Fiscal Year
The Company's fiscal year ends on the Sunday nearest to September 30. However, the Company’s Harris Teeter subsidiary’s fiscal periods end on the Tuesday following the Company’s fiscal period end. Fiscal years 2008, 2007 and 2006 include the 52 weeks ended September 28, 2008 (September 30, 2008 for Harris Teeter), September 30, 2007 (October 2, 2007 for Harris Teeter) and October 1, 2006 (October 3, 2006 for Harris Teeter), respectively.

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

Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income. Property categories include $46,224,000 and $57,889,000 of accumulated costs for construction in progress at September 28, 2008 and September 30, 2007, respectively.

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

Investments
The Company’s Harris Teeter subsidiary invests in certain real estate development projects, with a managing partner or partners, in which Harris Teeter either operates or plans to operate a supermarket. American & Efird has investments in various non-consolidated foreign entities in which they hold a minority interest and a 50% ownership interest in a joint venture in China. These investments, depending on the state of development, are accounted for either under the equity method of accounting or at cost. In addition, the Company continues to hold certain equity investments in a few emerging growth companies as a result of investments made in certain venture capital funds during prior years. Real estate and other investments are carried at the lower of cost or market and are periodically reviewed for potential impairment in accordance SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Investments accounted for under the equity method totaled $91,194,000 and $64,305,000 at September 28, 2008 and September 30, 2007, respectively. Investments accounted for under the cost method totaled $52,708,000 and $36,431,000 at September 28, 2008 and September 30, 2007, respectively.

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

Insurance
The Company utilizes a combination of self-insured retention and high-deductible programs for most U.S. workers’ compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company determines the estimated reserve required for U.S. worker compensation claims, general liability and automotive liability by first analyzing the costs of claims incurred and then adjusts such estimates by development factors from published insurance industry sources. The Company measures the cost associated with workers’ compensation claims, and general liability and automotive liability losses at Harris Teeter based upon a projection of the ultimate cost for claims incurred. The estimated total expected costs of claims includes an estimate for claims incurred but not reported (IBNR) and is discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability.

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

The major components of selling, general and administrative expenses in the textile manufacturing and distribution segment are (a) the costs of maintaining a sales force, including compensation, incentive compensation, benefits, office and occupancy costs, travel and all other costs of the sales force, (b) shipping and handling costs, excluding freight, (c) the costs of advertising, customer service, sales support and other similar costs, and (d) the costs of maintaining general and administrative support functions, including, but not limited to, personnel administration, finance and accounting, treasury, credit, information systems, training, marketing, and environmental, health and safety, to the extent that such overhead activities are not allocable to indirect manufacturing costs in cost of sales under generally accepted accounting principles. The Company also includes the net income of unconsolidated subsidiaries within selling, general and administrative expenses.

The major components of selling, general and administrative expenses in the corporate segment are (a) the costs associated with a portion of compensation and benefits of holding company employees, and (b) certain other costs that are not related to the operating companies.

Advertising
Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $1,717,000, $1,635,000 and $1,745,000 in fiscal 2008, 2007 and 2006, respectively. Net advertising expenses of $25,818,000, $24,486,000, and $23,311,000 were included in the Company's results of operations for fiscal 2008, 2007 and 2006, respectively.

Foreign Currency
Assets and liabilities of foreign operations (if applicable) are translated at the current exchange rates as of the end of the accounting period, and revenues and expenses are translated using average exchange rates. The resulting translation adjustments are net of income taxes and accumulated as a component of other comprehensive income in shareholders’ equity.

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Tax credits are recorded as a reduction of income taxes in the years in which they are generated. Deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are settled or realized. Accordingly, income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. A valuation allowance is established for deferred tax assets for which realization is not more likely than not.

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

Other Comprehensive Income
Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders’ equity. The accumulated components of other comprehensive income, net of taxes at September 28, 2008 were accumulated net losses for minimum pension liabilities of $33,527,000, accumulated net gains for postemployment liabilities of $78,000 and accumulated net gains for foreign currency translation adjustments of $6,470,000.

Reclassifications
To conform with classifications used in the current year, the financial statements for the prior year reflect certain reclassifications.

INVENTORIES

Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $32,651,000 and $22,175,000 less than the first-in, first-out (FIFO) cost method at September 28, 2008 and September 30, 2007, respectively. Foreign inventories and limited categories of domestic inventories, totaling $76,360,000 for fiscal 2008 and $72,616,000 for fiscal 2007, are valued on the weighted average and on the FIFO cost methods. The following table summarizes the components of inventories at September 28, 2008 and September 30, 2007 (in thousands):

	2008	2007
Finished Goods	$281,952	$264,375
Raw Materials and Supplies	23,901	24,783
Work in Process	6,736	6,504
Total Inventories	$312,589	$295,662

COMPANY OWNED LIFE INSURANCE (COLI)

The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company’s consolidated balance sheets. The cash value of the Company’s life insurance policies were $54,880,000 at September 28, 2008 and $52,055,000 at September 30, 2007, and no policy loans were outstanding at either date.

INTANGIBLE ASSETS

The carrying amount of intangible assets at September 28, 2008 and September 30, 2007 was as follows (in thousands):

	2008	2007
Amortizing Intangible Assets:
Acquired favorable operating leases	18,170	17,034
Customer lists	5,534	5,534
Land use rights – foreign operations	4,439	4,179
Non-compete agreements	4,054	4,286
Trademarks, licenses and other	2,554	2,554
Total amortizing intangibles	34,751	33,587
Accumulated amortization	(8,396)	(5,970)
Total intangible assets, net of accumulated amortization	$26,355	$27,617

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangible assets are recorded by American & Efird. Amortization expense for intangible assets was $2,658,000, $2,619,000 and $2,281,000 in fiscal years 2008, 2007, and 2006, respectively. Amortizing intangible assets have remaining useful lives from one year to 47 years. Projected amortization expense for intangible assets existing as of September 28, 2008 is: $2,573,000, $2,340,000, $1,902,000, $1,624,000 and $1,406,000 for fiscal years 2009, 2010, 2011, 2012 and 2013, respectively.

GOODWILL

Goodwill is recorded by the Company’s American & Efird textile subsidiary. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts an annual review during the first fiscal quarter to determine if there exits any impairment of goodwill. There has been no goodwill impairment charge required for the periods presented.

LEASES

The Company leases certain equipment under agreements expiring during the next 6 years. Harris Teeter leases most of its stores under leases that expire during the next 25 years. It is expected that such leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 10 years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term.

Rent expense for the fiscal years was as follows (in thousands):

	2008	2007	2006
Minimum, net of sublease income	$85,693	$84,106	$79,281
Contingent	1,932	1,597	1,471
Total	$87,625	$85,703	$80,752

Future minimum lease commitments (excluding leases assigned - see below) and total minimum sublease rental income to be received under non-cancelable subleases at September 28, 2008 were as follows (in thousands):

	Operating		Capital
Fiscal Year	Leases	Subleases	Leases
2009	$91,913	$(2,486)	$7,566
2010	95,344	(2,403)	7,581
2011	97,218	(2,176)	7,596
2012	97,927	(2,075)	7,611
2013	97,447	(1,669)	7,691
Later years	1,040,914	(4,346)	111,863
Total minimum lease obligations (receivables)	$1,520,763	$(15,155)	149,908
Amount representing interest			(83,350)
Present value of net minimum obligation (included with long-term debt)			$66,558

In connection with the closing of certain store locations, Harris Teeter has assigned leases to other merchants with recourse. These leases expire over the next 13 years and the future minimum lease payments totaling $57,745,000 over this period have been assumed by these merchants.

LONG-TERM DEBT

On December 20, 2007, the Company and eleven banks entered into a new credit agreement that provides for a five-year revolving credit facility in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The new credit agreement also provides for an optional increase of the revolving credit facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require consent of the lenders. The new credit agreement replaced a previously existing $350 million revolving credit facility dated June 7, 2006. Outstanding borrowings under the new credit agreement bear interest at a variable rate based on a reference to: rates on federal funds transactions with members of the Federal Reserve System or the prime rate in effect on the interest determination date; the LIBOR Market Index Rate; or, the LIBOR Rate, each plus an applicable margin. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the new credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 28, 2008, the Company was in compliance with all financial covenants of the credit agreement. Issued letters of credit reduce the amount available for borrowings under the revolving credit facility and amounted to $28,540,000 as of September 28, 2008. The Company is charged a variable commitment fee based on the amount available for borrowings, which amounted to $292,460,000 as of September 28, 2008. The commitment fee rate applied to the net unused balance was 0.120%, 0.120% and 0.120% for fiscal 2008, 2007 and 2006, respectively.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. The most restrictive of these covenants is a consolidated maximum leverage ratio and a minimum fixed charge coverage ratio as defined in the Company’s credit agreement. As of September 28, 2008, the amount of additional debt that could be incurred within the limitations of the debt covenants exceeded the additional borrowings available under the revolving credit facility. As such, management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s revolving credit facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

Long-term debt at September 28, 2008 and September 30, 2007 was as follows (in thousands):

	2008	2007
6.48% Senior Note due $7,143 annually through April, 2011	$21,428	$28,572
7.72% Senior Note due April, 2017	50,000	50,000
7.55% Senior Note due July, 2017	50,000	50,000
Bank Term Loan due December, 2012, variable interest	100,000	-
Revolving Line of Credit, variable interest	29,000	91,000
Capital lease obligations	66,558	39,327
Other obligations	3,592	5,493
Total	320,578	264,392
Less current portion	9,625	8,535
Total long-term debt	$310,953	$255,857

Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2009 - $9,625,000; 2010 - $ 9,780,000; 2011 - $ 9,529,000; 2012 - $ 1,745,000; 2013 - $ 130,823,000.

Total interest expense, net of amounts capitalized, on debt and capital lease obligations was $20,334,000, $17,654,000 and $14,125,000 for fiscal 2008, 2007 and 2006, respectively. Capitalized interest totaled $2,220,000, $2,318,000 and $1,083,000 for fiscal 2008, 2007 and 2006, respectively.

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company’s significant fixed interest debt obligations (Senior Notes due at various dates through 2017) outstanding as of September 28, 2008 was $127,053,000 as compared to its carrying amount of $121,428,000. This estimated fair value is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities.

CAPITAL STOCK

The capital stock of the Company authorized at September 28, 2008 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock. No shares of Preference Stock or Additional Preferred Stock were issued or outstanding at September 28, 2008.

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

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management’s discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company’s common stock for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. Pursuant to this plan, the Company purchased and retired 250,000 shares at a total cost of $8,000,000, or an average price of $32.05 per share and 395,000 shares at a total cost of $7,899,000, or an average price of $20.00 per share during fiscal 2008 and 2006, respectively. There were no stock purchases during fiscal 2007.

STOCK OPTIONS AND STOCK AWARDS

At September 28, 2008, the Company has 1993, 1995, 1997, 2000 and 2002 equity incentive plans, which were approved by the Company’s shareholders and authorized the issuance of 5,500,000 shares of common stock pursuant thereto. Under certain stock option plans, the Company has granted incentive stock options to employees or nonqualified stock options to employees and outside directors. The Company’s incentive stock options generally become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and expire seven years from grant date and nonqualified stock options expire ten years from grant date. Historically and pursuant to the terms of certain plans, the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors at the time of their initial election to the Board. Under each of the stock option plans, the exercise price of each stock option shall be no less than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). Certain of the plans also allow the Company to grant stock awards such as restricted stock. Under the plans, as of September 28, 2008 the Company may grant additional options or stock awards and performance shares in the amount of 1,309,000 shares.

Beginning in November 2004, the Board of Directors began approving equity awards in lieu of stock options. Historically these awards were apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting ratably over a five-year period of continued employment) and 50% as performance share awards, based on the attainment of certain performance targets for the ensuing fiscal year. If the fiscal year performance targets are met, the performance shares are subsequently issued as restricted stock and vest over four years of continued employment.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (“SFAS 123R”) as a replacement to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123. The Company adopted SFAS 123R as of the beginning of the first quarter of fiscal 2006 utilizing the modified prospective method which requires fair-value accounting for all share-based payments to employees for new awards and previously granted awards that were not vested as of the adoption date.

Stock awards are being expensed ratably over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards totaled $5,339,000, $3,529,000 and $1,901,000 for fiscal years 2008, 2007 and 2006, respectively. The remaining unamortized expense as of September 28, 2008 is $7,560,000, with a weighted average recognition period of 1.81 years.

Compensation expense related to stock options totaled $37,000, $324,000 and $645,000 for fiscal years 2008, 2007 and 2006, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. The weighted average fair value for stock options granted in fiscal 2008 was $11.28 per option and was based on the following weighted average assumptions: an expected life of 6.32 years; a risk-free interest rate of 3.23%; volatility of 31.51%; and a dividend yield of 1.38%. No options were granted in fiscal years 2007 or 2006.

A summary of the status of the Company's restricted stock awards as of September 28, 2008, September 30, 2007 and October 1, 2006, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

Stock Awards	September 28, 2008		September 30, 2007		October 1, 2006
	Shares	WAGFV	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	477	25.17	325	$ 20.92	116	$ 22.47
Granted	278	36.69	269	28.63	233	20.21
Vested	(90)	23.62	(50)	21.55	(15)	22.06
Forfeited	(76)	29.02	(67)	21.09	(9)	21.64
Non-vested at end of period	589	30.34	477	25.17	325	20.92

The total fair value of stock awards that vested during fiscal years 2008, 2007 and 2006 was $3,280,000, $1,417,000 and $304,000, respectively.

A summary of the status of the Company's stock option plans as of September 28, 2008, September 30, 2007, and October 1, 2006, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2008		2007		2006
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	731	$16.01	1,179	$15.82	1,544	$15.78
Granted	10	35.24	-	-	-	-
Exercised	(248)	16.01	(440)	15.50	(339)	15.47
Forfeited	(8)	16.70	(7)	16.40	(7)	15.84
Expired	(2)	15.11	(1)	15.83	(19)	19.07
Outstanding at end of year	483	$16.40	731	$16.01	1,179	$15.82
Options exercisable at year end	386	$16.27	447	$15.85	611	$15.59

The option price per share for stock options outstanding as of September 28, 2008 ranged from $11.50 to $35.24 and the average period remaining to vest and become exercisable was 0.14 years. The weighted average contractual term of stock options outstanding at September 28, 2008 was 2.9 years. The total cash received from stock options exercised for the exercise price and related tax deductions are included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised. The aggregate intrinsic value of stock options as of the balance sheet dates and stock options exercised during the periods ending on those dates is presented below (in thousands):

	2008	2007	2006
Intrinsic value of outstanding options at end of period	$ 8,346	$ 12,923	$ 12,288
Intrinsic value of options exercisable at end of period	6,713	7,984	6,512
Intrinsic value of stock options exercised during the fiscal year	4,847	6,178	2,589

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

The following table provides a reconciliation of the unrecognized tax benefits for fiscal 2008 (in thousands):

2008
Balance at beginning of year	$6,691
Reclassification of uncertain positions from taxes payable	1,151
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	474
Reductions for tax positions of prior years	(669)
Reductions for settlements	-
Reductions for deposits made	(1,500)
Balance at end of year	$6,147

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The U.S. federal statute of limitations remains open for the fiscal year 1999 and onward with fiscal years 1999 to 2004 under examination by the Internal Revenue Service (the “IRS”). In connection with the fiscal years under examination, the Company has filed a protest with respect to certain IRS-proposed adjustments with which it does not agree. Those adjustments will be addressed with the Appeals Division of the IRS. Although there have been discussions with the Appeals Division, the timing of any resolution is currently uncertain. The Company and some of its subsidiaries file separate tax returns with the state of North Carolina. The North Carolina statute of limitations for several entities remains open for the fiscal years 2004 to 2006. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

Although the timing of any resolution of the tax matters for those years currently in appeals is uncertain, the Company believes it is reasonably possible that a settlement could occur within the next twelve months and has included the related liabilities with Other Current Liabilities in the Company’s Consolidated Balance Sheets. Any outcomes and the timing of audit settlement are subject to significant uncertainty; however, management believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years.

The provision for income taxes consisted of the following (in thousands):

	2008	2007	2006
CURRENT
Federal	$34,313	$44,147	$40,842
State and other	9,381	8,764	8,572
	43,694	52,911	49,414
DEFERRED
Federal	12,398	(3,550)	(5,906)
State and other	1,267	442	(2,447)
	13,665	(3,108)	(8,353)
Provision for income taxes	$57,359	$49,803	$41,061

Income from foreign operations before income taxes in fiscal years 2008, 2007 and 2006 was $1,420,000, $2,868,000 and $4,040,000, respectively. Income taxes provided for income from foreign operations in fiscal years 2008, 2007 and 2006 was $931,000, $425,000 and $422,000, respectively, including the minority interest in such taxes.

Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2008	2007	2006
Income tax on pre-tax income at the statutory
federal rate of 35%	$53,939	$45,672	$39,689
Increase (decrease) attributable to:
State and other income taxes, net of federal income tax benefit	7,277	5,933	4,885
Tax credits	(2,820)	(424)	(428)
Employee Stock Ownership Plan (ESOP)	(920)	(1,010)	(1,127)
COLI	(459)	(1,081)	(1,721)
Other items, net	342	713	(237)
Income tax expense	$57,359	$49,803	$41,061

The tax effects of temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities at September 28, 2008 and September 30, 2007 are as follows (in thousands):

	2008	2007
Deferred Tax Assets:
Employee benefits	$27,466	$34,032
Rent obligations	20,997	19,752
Reserves not currently deductible	16,075	14,405
Vendor allowances	7,656	6,610
Other	3,978	2,793
Total deferred tax assets	$76,172	$77,592

Deferred Tax Liabilities:
Property, plant and equipment	$(60,296)	$(52,388)
Inventories	(14,205)	(8,518)
Undistributed earnings on foreign subsidiaries	(3,695)	(3,470)
Other	(2,362)	(4,311)
Total deferred tax liabilities	$(80,558)	$(68,687)

As of September 28, 2008, the Company had approximately $7,961,000 of state cumulative net operating loss carryforwards, $3,940,000 of foreign cumulative net operating loss carryforwards and $1,608,000 of foreign tax credit carryforwards. The state net operating losses will begin to expire in fiscal 2022, the foreign net operating losses begin to expire in fiscal 2009 and the foreign tax credits begin to expire in fiscal 2010. A valuation allowance of $2,553,000 and $1,436,000 is included with deferred income taxes as of September 28, 2008 and September 30, 2007, respectively. The valuation allowance increased by $1,117,000 from fiscal 2007 to fiscal 2008, increased $697,000 from fiscal 2006 to fiscal 2007 and decreased $1,622,000 from fiscal 2005 to fiscal 2006. The allowance was developed based upon the uncertainty of the realization of certain state and foreign deferred tax assets related to net operating losses and other foreign tax items. Although realization is not assured for the remaining deferred tax assets, it is considered more likely than not the deferred tax assets will be realized through future taxable earnings.

Undistributed earnings of the Company's foreign operations amount to approximately $20.8 million at September 28, 2008. Of those earnings, approximately $11.4 million are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal taxes and withholding taxes payable to the various foreign countries of approximately $4.4 million (less any applicable U.S. foreign tax credits).

INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two businesses: retail grocery (including the real estate and store development activities of the Company) - Harris Teeter and industrial thread (textile primarily), including technical textiles and embroidery thread -American & Efird. Harris Teeter operates a regional chain of supermarkets in the southeastern United States. American & Efird manufactures and distributes sewing thread for the apparel and other markets, technical textiles and embroidery thread throughout their global operations. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Summarized financial information for fiscal years 2008, 2007 and 2006 is as follows (in millions):

	Industrial	Retail
	Thread	Grocery	Corporate (1)	Consolidated
2008
Net Sales	$327.6	$3,664.8		$3,992.4
Gross Profit	69.6	1,138.8		1,208.4
Operating Profit (Loss)	2.3	177.8	$(6.3)	173.8
Assets Employed at Year End	291.4	1,306.2	98.8	1,696.4
Depreciation and Amortization	17.9	96.4	0.1	114.4
Capital Expenditures	7.3	192.2	-	199.5

2007
Net Sales	$339.8	$3,299.4		$3,639.2
Gross Profit	74.6	1,021.7		1,096.3
Operating Profit (Loss)	1.4	154.1	$(7.3)	148.2
Assets Employed at Year End	284.3	1,150.5	94.9	1,529.7
Depreciation and Amortization	19.1	81.1	0.6	100.8
Capital Expenditures	7.7	205.5	6.7	219.9

2006
Net Sales	$343.2	$2,922.7		$3,265.9
Gross Profit	74.3	897.6		971.9
Operating Profit (Loss)	1.6	127.6	$(6.1)	123.1
Assets Employed at Year End	297.1	980.1	85.7	1,362.9
Depreciation and Amortization	18.1	69.6	1.2	88.9
Capital Expenditures	7.6	210.3	0.6	218.5

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

Geographic information for the Company’s fiscal years is based on the operating locations where the items were produced or distributed as follows (in thousands):

	2008	2007	2006
Net Revenues – Domestic United States	$ 3,810,635	$ 3,454,198	$ 3,089,776
Net Revenues – Foreign	181,762	185,010	176,080
	$ 3,992,397	$ 3,639,208	$ 3,265,856

Net Long-Lived Assets – Domestic United States	$ 978,363	$ 860,493	$ 726,128
Net Long-Lived Assets – Foreign	40,625	41,990	42,748
	$ 1,018,988	$ 902,483	$ 768,876

EMPLOYEE BENEFIT PLANS

The Company maintains various retirement benefit plans for substantially all domestic full-time employees of the Company and its subsidiaries. These plans include the Ruddick Retirement and Savings Plan (“Savings Plan”) which is a defined contribution retirement plan, the Ruddick Corporation Employees’ Pension Plan (“Pension Plan”) which is a qualified non-contributory defined benefit plan and the Supplemental Executive Retirement Plan (“SERP”) which is a non-qualified supplemental defined benefit pension plan for certain executive officers. Effective September 30, 2005, participation in the Pension Plan was closed to new entrants and frozen for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005.

Substantially all domestic full-time employees of the Company and its subsidiaries participate in one of the Company sponsored retirement plans. Employees in foreign subsidiaries participate to varying degrees in local pension plans, which, in the aggregate, are not significant. Employee retirement benefits or Company contribution amounts under the various plans are a function of both the years of service and compensation for a specified period of time before retirement. The Company's current funding policy for the Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of fiscal 2007. SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension plans based on the projected benefit obligation and measure the benefit obligation for postretirement benefit plans based on the accumulated benefit obligation. The adoption of the new standard effectively increased pension and other long-term liabilities by $40.3 million, reduced shareholders’ equity (increased accumulated other comprehensive income (loss)) by $24.9 million, increased deferred tax benefits by $16.1 million and reduced intangible assets by $0.7 million. However, due to an increase in discount rates from September 30, 2006 to September 30, 2007 and actual returns for pension assets exceeding the expected rate of return, the actual increase in pension liabilities and reduction in equity in fiscal 2007 was $13.4 million and $8.0 million, respectively.

The Company’s fiscal year end is used as the measurement date for Company-sponsored defined benefit plans. The following table sets forth the change in the benefit obligation and plan assets, as well as the funded status and amounts recognized in the Company's consolidated balance sheets at September 28, 2008 and September 30, 2007 for the Pension Plan and SERP (in thousands):

	Pension Plan		SERP
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at the beginning of year	$280,151	$285,400	$30,863	$30,919
Service cost	1,588	2,040	822	800
Interest cost	17,010	16,157	1,889	1,741
Plan change	-	-	-	1,125
Actuarial (Gain) loss	(58,932)	(13,504)	(4,889)	(2,487)
Benefits paid	(11,098)	(9,942)	(1,235)	(1,235)
Pension benefit obligation at end of year	228,719	280,151	27,450	30,863
Change in plan assets:
Fair value of assets at the beginning of year	248,193	221,205	-	-
Actual return on plan assets	(31,402)	31,229	-	-
Employer contribution	7,500	7,500	1,235	1,235
Benefits paid	(11,098)	(9,942)	(1,235)	(1,235)
Non-investment expenses	(1,330)	(1,799)	-	-
Fair value of assets at end of year	211,863	248,193	-	-
Funded status	(16,856)	(31,958)	(27,450)	(30,863)
Unrecognized net actuarial loss	50,830	62,856	1,481	6,830
Unrecognized prior service cost	508	728	2,292	2,540
Prepaid (accrued) benefit cost	$34,482	$31,626	$(23,677)	$(21,493)

	Pension Plan		SERP
	2008	2007	2008	2007
Amounts recognized in the Consolidated Balance Sheets
consist of:
(Prepaid) Accrued benefit liability	$(34,482)	$(31,626)	$23,677	$21,493
Accumulated other comprehensive income	51,338	63,584	3,773	9,370
Net amount recognized	$16,856	$31,958	$27,450	$30,863

The Company’s defined benefit pension plans had projected and accumulated benefit obligations in excess of the fair value of plan assets as follows (in thousands):

	Pension Plan		SERP
	2008	2007	2008	2007
Projected benefit obligation	$228,719	$280,151	$27,450	$30,863
Accumulated benefit obligation	207,093	249,314	19,903	21,453
Fair value of plan assets	211,863	248,193	-	-

A minimum pension liability adjustment is required when the projected benefit obligation exceeds the fair value of plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded pension assets. The minimum liability adjustment, net of tax benefit, is reported as a component of other comprehensive income and included in the Statements of Consolidated Shareholders’ Equity and Comprehensive Income.

Net periodic pension expense for the Company’s defined benefit pension plans for fiscal years 2008, 2007 and 2006 included the following components (in thousands):

Pension Plan	2008	2007	2006
Service cost	$1,588	$2,040	$1,562
Interest cost	17,010	16,157	15,514
Expected return on plan assets	(18,598)	(17,335)	(16,019)
Amortization of prior service cost	220	220	198
Recognized net actuarial loss	4,424	6,971	8,316
Net periodic pension expense	$4,644	$8,053	$9,571

SERP
Service cost	$822	$800	$880
Interest cost	1,889	1,741	1,604
Amortization of prior service cost	248	109	140
Recognized net actuarial loss	461	767	752
Net periodic pension expense	$3,420	$3,417	$3,376

Net periodic pension expense for the Company’s defined benefit pension plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The following table summarizes the assumptions utilized:

	2008	2007	2006
Weighted Average Discount Rate (both Plans) – End of Year	7.90%	6.25%	5.75%
Rate of Increase in Future Payroll Costs:
Pension Plan	3.0% - 8.0%*	3.0% - 8.0%*	3.0% - 8.0%*
SERP	6.0%	6.0%	6.0%
Assumed Long-Term Rate of Return on Assets (Pension Plan only)	8.00%	8.25%	8.25%
____________________ * Rate varies by age, higher rates are associated with lower aged participants.

Discount rates are based on the expected timing and amounts of the expected employer paid benefits and are established by reference to a representative yield curve of non-callable bonds with a credit rating of Aa and above with durations similar to the pension liabilities. The weighted average discount rate utilized at the end of fiscal 2008 of 7.90% represents an increase of 165 basis points over the prior year and significantly reduced the recorded pension liabilities. A discount rate of 6.25% (consistent with fiscal 2007), would have resulted in pension liabilities totaling approximately $105 million, or approximately $61 million higher than what was recorded as of September 28, 2008. Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon the plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term is based.

The SERP is unfunded, with benefit payments being made from the Company’s general assets. Assets of the Pension Plan are invested in directed trusts. Assets in the directed trusts as of the fiscal year end were invested as follows:

Asset Class	2008	2007
Fixed income	30.3%	25.8%
Domestic equities	37.1	43.1
International equities	7.5	8.4
Tactical asset allocation fund	11.1	11.6
Alternative Investments – Real Estate	4.5	4.0
Alternative Investments – Hedge Funds	4.7	4.5
Guaranteed investment contracts	0.9	0.7
Cash equivalents	3.9	1.9
	100%	100%

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

The Company has developed an Investment Policy Statement based on the need to satisfy the long-term liabilities of the Pension Plan. The Company seeks to maximize return with reasonable and prudent levels of risk. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Asset guidelines for the Strategic Allocation segment are:

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

The Company plans to contribute $7.5 million to the Pension Plan and approximately $1.3 million to the SERP during fiscal 2009. Due to the current economic environment that has resulted in a significant decrease in the market value of Pension Plan assets subsequent to year end, the Company may increase the planned contribution in fiscal 2009. The Company’s contribution to the SERP represents the benefit payments made during the fiscal year.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company’s defined benefit pension plans (in thousands):

	Pension Plan	SERP
2009	$ 11,418	$1,285
2010	12,218	1,270
2011	13,040	1,253
2012	13,928	1,352
2013	14,853	1,612
Years 2014-2018	87,774	11,846

The Savings Plan is a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code, that was authorized for the purpose of providing retirement benefits for employees of the Company. The Company provides a matching contribution based on the amount of eligible compensation contributed by the associate and an automatic retirement contribution based on age and years of service.

In prior years the Company sponsored an Employee Stock Ownership Plan (“ESOP”). In connection with other changes made to the Company’s retirement plans, the Company has ceased contributions to the ESOP and participants became fully vested in their ESOP account balances as of September 30, 2005. In May 2007, the Company’s Board of Directors approved a merger of the ESOP into the Savings Plan and in December 2007, the assets of the ESOP were transferred to the Savings Plan. Historically, the Company provided cash contributions, as determined by the Board of Directors, to a trust for the purpose of purchasing shares of the Company's common stock on the open market. Such contributions were based on the Company’s net income for the fiscal year as a percentage of average shareholders’ equity. The total amount contributed was comprised of a base contribution of 1.5% of participants’ eligible compensation and an additional contribution of up to 3.5% of eligible compensation. The Company’s final contribution to the ESOP was made in December 2005 based on fiscal 2005 results. At September 28, 2008, approximately 11% of the Company's common shares outstanding were owned by employees as participants in the ESOP.

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

Expense associated with the Savings Plan, deferred compensation arrangements and other plans, were as follows (in thousands):

	2008	2007	2006
Savings Plan	$ 19,189	$ 18,350	$ 16,864
Deferred Compensation and other	394	1,679	3,159

COMPUTATION OF EARNINGS PER SHARE (EPS)

The following table details the computation of EPS for fiscal 2008, 2007 and 2006 (in thousands except per share data):

	2008	2007	2006
Basic EPS:
Net income	$96,752	$80,688	$72,336
Weighted average common shares outstanding	47,824	47,605	47,233
Basic EPS	$2.02	$1.69	$1.53

Diluted EPS:
Net income	$96,752	$80,688	$72,336
Weighted average common shares outstanding	47,824	47,605	47,233
Net potential common share equivalents - stock options	260	379	377
Net potential common share equivalents - stock awards	211	155	77
Weighted average common shares outstanding	48,295	48,139	47,687
Diluted EPS	$2.00	$1.68	$1.52

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 139,270, 114,393 and 99,349 performance shares for the fiscal years 2008, 2007 and 2006, respectively, were excluded from the computation of diluted shares. Anti-dilutive common share equivalents excluded from the calculation of common share equivalents amounted to 6,071 shares for stock options and 276 shares for stock awards for fiscal 2008. There were no anti-dilutive common share equivalents excluded from the calculation of common share equivalents for 2007 and 2006.

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

The following table sets forth selected cash payments and non-cash activity for fiscal years 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Cash paid during the year for:
Interest, Net of Amounts Capitalized	$ 19,263	$ 17,295	$ 15,402
Income Taxes	46,072	52,384	60,536
Non-cash activity:
Assets Acquired under Capital Leases	26,844	23,207	-

QUARTERLY INFORMATION (UNAUDITED)

The Company’s stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated (in millions, except per share data):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2008 Operating Results
Net Sales	$976.7	$975.6	$ 1,013.6	$ 1,026.5	$3,992.4
Gross Profit	291.0	301.4	307.4	308.6	1,208.4
Net Income	23.4	24.1	24.5	24.8	96.8
Net Income Per Share:
Basic	0.49	0.50	0.51	0.52	2.02
Diluted	0.48	0.50	0.51	0.51	2.00
Dividend Per Share	0.12	0.12	0.12	0.12	0.48
Market Price Per Share:
High	38.03	36.99	39.79	38.98	39.79
Low	31.15	31.71	33.89	29.47	29.47

2007 Operating Results
Net Sales	$880.8	$891.8	$ 923.0	$ 943.6	$3,639.2
Gross Profit	261.4	269.9	281.5	283.5	1,096.3
Net Income	18.3	20.0	21.2	21.2	80.7
Net Income Per Share:
Basic	0.39	0.42	0.44	0.44	1.69
Diluted	0.38	0.42	0.44	0.44	1.68
Dividend Per Share	0.11	0.11	0.11	0.11	0.44
Market Price Per Share:
High	28.91	30.50	32.39	37.28	37.28
Low	25.20	26.30	29.53	27.53	25.20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of September 28, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 28, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company’s internal control over financial reporting as of September 28, 2008 has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which appears in Item 8, Financial Statement and Supplementary Data included herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 28, 2008.

(d) Changes in internal control over financial reporting. During the Company’s fourth fiscal quarter of 2008, there has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information regarding executive officers, refer to “Executive Officers of the Registrant” in Item 4A hereof. Other information required by this item is incorporated herein by reference to the sections entitled "Election of Directors," “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2009 Annual Meeting of Shareholders (the "2009 Proxy Statement").

Code of Ethics and Code of Business Conduct and Ethics
The Company has adopted a written Code of Ethics (the “Code of Ethics”) that applies to our Chairman of the Board, President and Chief Executive Officer, Vice President-Finance and Chief Financial Officer and our Vice President and Treasurer. The Company has also adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. Each of our operating subsidiaries maintains a code of ethics tailored to their businesses. The Code of Ethics and Code of Conduct are available on the Company’s website, www.ruddickcorp.com, under the “Corporate Governance” caption, and print copies are available to any shareholder that requests a copy. Any such requests should be directed to: Ruddick Corporation, 301 South Tryon Street, Suite 1800, Charlotte, North Carolina 28202, Attention: Secretary of the Company. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company’s website promptly following the date of such amendment or waiver. Information on the Company’s website, however, does not form a part of this Form 10-K.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors -Directors' Fees and Attendance,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Report of the Compensation Committee,” "Compensation Discussion and Analysis” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Principal Shareholders” and “Election of Directors-Beneficial Ownership of Company Stock” in the 2009 Proxy Statement and “Equity Compensation Plan Information” in Item 5 hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “Transactions with Related Persons and Certain Control Person” and “Corporate Governance Matters” in the 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Approval of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:		Page
	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	24

		Consolidated Balance Sheets, September 28, 2008 and September 30, 2007	26

		Statements of Consolidated Income for the fiscal years ended
		September 28, 2008, September 30, 2007, and October 1, 2006	27

		Statements of Consolidated Shareholders’ Equity and Comprehensive Income
		for the fiscal years ended September 28, 2008, September 30, 2007,
		and October 1, 2006	28

		Statements of Consolidated Cash Flows for the fiscal years ended
		September 28, 2008, September 30, 2007, and October 1, 2006	29

		Notes to Consolidated Financial Statements	30

	(2)	Financial Statement Schedules: The following report and financial
		statement schedules are filed herewith:

		Schedule I - Valuation and Qualifying Accounts and Reserves	S-1

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

3.2*	Amended and Restated Bylaws of Ruddick Corporation, incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated February 21, 2008 (Commission File No. 1-6905).

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

RUDDICK CORPORATION
(Registrant)

Dated: November 21, 2008	By:	/s/ THOMAS W. DICKSON
Thomas W. Dickson,
Chairman of the Board, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ THOMAS W. DICKSON	Chairman of the Board , President and	November 21, 2008
Thomas W. Dickson	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JOHN B. WOODLIEF	Vice President – Finance and Chief	November 21, 2008
John B. Woodlief	Financial Officer (Principal Financial Officer)

/s/ RONALD H. VOLGER	Vice President and Treasurer	November 21, 2008
Ronald H. Volger	(Principal Accounting Officer)

/s/ JOHN R. BELK	Director	November 21, 2008
John R. Belk

/s/ JOHN P. DERHAM CATO	Director	November 21, 2008
John P. Derham Cato

/s/ ALAN T. DICKSON	Director	November 21, 2008
Alan T. Dickson

/s/ JAMES E. S. HYNES	Director	November 21, 2008
James E. S. Hynes

/s/ ANNA S. NELSON	Director	November 21, 2008
Anna S. Nelson

/s/ BAILEY W. PATRICK	Director	November 21, 2008
Bailey W. Patrick

/s/ ROBERT H. SPILMAN, JR.	Director	November 21, 2008
Robert H. Spilman, Jr.

/s/ HAROLD C. STOWE	Director	November 21, 2008
Harold C. Stowe

/s/ ISAIAH TIDWELL	Director	November 21, 2008
Isaiah Tidwell

/s/ WILLIAM C. WARDEN, JR.	Director	November 21, 2008
William C. Warden, Jr.

SCHEDULE I

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
September 28, 2008, September 30, 2007
and October 1, 2006
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
ADDITIONS
	BALANCE	CHARGED TO			BALANCE
	AT BEGINNING	COSTS AND			AT END
DESCRIPTION	OF FISCAL YEAR	EXPENSES	DEDUCTIONS		OF PERIOD
Fiscal Year Ended October 1, 2006:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$ 4,131	$ 731	$ 1,143	*	$ 3,719

Fiscal Year Ended September 30, 2007:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$ 3,719	$ 971	$ 728	*	$ 3,962

Fiscal Year Ended September 28, 2008:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$ 3,962	$ 32	$ 1,175	*	$ 2,819
____________________

*Represents accounts receivable balances written off as uncollectible, less recoveries.

S-1