Form 10-Q
period 2008-12-28
RUDDICK CORP
filed 2009-02-02
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 28, 2008

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
     Yes                                  No      X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of January 26, 2009
Common Stock	48,507,043 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets (unaudited) -
	December 28, 2008 and September 28, 2008	1

	Consolidated Condensed Statements of Operations (unaudited) -
	13 Weeks Ended December 28, 2008 and December 30, 2007	2

	Consolidated Condensed Statements of Shareholders’ Equity
	and Comprehensive Income (unaudited) – 13 Weeks Ended
	December 28, 2008 and December 30, 2007	3

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	13 Weeks Ended December 28, 2008 and December 30, 2007	4

	Notes to Consolidated Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	December 28,	September 28,
	2008	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$21,752	$29,759
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,602 and $2,819	82,466	91,528
Refundable Income Taxes	-	8,607
Inventories	318,307	312,589
Deferred Income Taxes	6,877	6,477
Prepaid Expenses and Other Current Assets	23,850	28,196
Total Current Assets	453,252	477,156
Property, Net	995,207	967,331
Investments	155,669	143,902
Deferred Income Taxes	355	361
Goodwill	8,169	8,169
Intangible Assets	25,703	26,355
Other Long-Term Assets	72,965	73,133
Total Assets	$1,711,320	$1,696,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$8,355	$11,150
Current Portion of Long-Term Debt and Capital Lease Obligations	9,293	9,625
Accounts Payable	205,797	236,649
Dividends Payable	5,820	-
Federal and State Income Taxes	3,980	-
Deferred Income Taxes	328	347
Accrued Compensation	37,478	63,826
Other Current Liabilities	92,069	89,206
Total Current Liabilities	363,120	410,803
Long-Term Debt and Capital Lease Obligations	356,485	310,953
Deferred Income Taxes	11,766	10,877
Pension Liabilities	44,407	44,306
Other Long-Term Liabilities	89,763	89,685
Minority Interest	6,055	5,948
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 48,502,993 at December 28, 2008
and 48,278,136 at September 28, 2008	84,617	83,252
Retained Earnings	784,624	767,562
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(29,517)	(26,979)
Total Shareholders' Equity	839,724	823,835
Total Liabilities and Shareholders' Equity	$1,711,320	$1,696,407

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)
(unaudited)

	13 Weeks Ended	13 Weeks Ended
	December 28,	December 30,
	2008	2007
Net Sales	$994,985	$976,743
Cost of Sales	694,142	685,710
Selling, General and Administrative Expenses	259,043	248,147
Operating Profit	41,800	42,886
Interest Expense	4,889	4,961
Interest Income	(77)	(90)
Investment Loss	-	54
Minority Interest	108	87
Income Before Taxes	36,880	37,874
Income Tax Expense	13,998	14,526
Net Income	$22,882	$23,348

Net Income Per Share:
Basic	$0.48	$0.49
Diluted	$0.47	$0.48

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,892	47,853
Diluted	48,286	48,363

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value )	Stock	Earnings	Income (Loss )	Equity	Income (Loss	)
Balance at September 30, 2007	48,127,252	$81,677	$693,992	$(39,059)	$736,610
Exercise of stock options,
including tax benefits of $1,257	91,814	2,673	-	-	2,673
Directors’ stock plan	-	(11)	-	-	(11)
Share-based compensation	213,994	1,184	-	-	1,184
Shares effectively purchased and retired
for withholding taxes	(28,257)	(1,033)	-	-	(1,033)
Net earnings	-	-	23,348	-	23,348	$23,348
Dividends ($0.12 a share)	-	-	(5,808)	-	(5,808)
Foreign currency translation adjustment,
net of $314 for taxes	-	-	-	767	767	767
Balance at December 30, 2007	48,404,803	$84,490	$711,532	$(38,292)	$757,730	$24,115

Balance at September 28, 2008	48,278,136	$83,252	$767,562	$(26,979)	$823,835
Exercise of stock options,
including tax benefits of $238	54,511	1,108	-	-	1,108
Share-based compensation	212,415	1,400	-	-	1,400
Shares effectively purchased and retired
for withholding taxes	(42,069)	(1,143)	-	-	(1,143)
Net earnings	-	-	22,882	-	22,882	$22,882
Dividends ($0.12 a share)	-	-	(5,820)	-	(5,820)
Foreign currency translation adjustment,
net of tax benefits of $230	-	-	-	(2,538)	(2,538)	(2,538)
Balance at December 28, 2008	48,502,993	$84,617	$784,624	$(29,517)	$839,724	$20,344

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	13 Weeks Ended	13 Weeks Ended
	December 28,	December 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$22,882	$23,348
Non-Cash Items Included in Net Income:
Depreciation and Amortization	30,293	26,639
Deferred Income Taxes	671	(1,411)
Net Gain on Sale of Property	(211)	(273)
Share-Based Compensation	1,400	1,184
Other, Net	(321)	21
Changes in Operating Accounts Utilizing Cash	(36,455)	(52,644)
Net Cash Provided by (Used in) Operating Activities	18,259	(3,136)

INVESTING ACTIVITIES:
Capital Expenditures	(49,549)	(42,763)
Purchase of Other Investments	(12,263)	(789)
Proceeds from Sale of Property	2,069	487
Return of Partnership Investments	388	129
Investments in Company-Owned Life Insurance	(632)	(979)
Other, Net	48	(86)
Net Cash Used in Investing Activities	(59,939)	(44,001)

FINANCING ACTIVITIES:
Net Payments on Short-Term Debt Borrowings	(2,122)	(612)
Net Proceeds from (Payments on) Revolver Borrowings	36,100	(59,200)
Proceeds from Long-Term Debt Borrowings	1,650	100,000
Payments on Long-Term Debt and Capital Lease Obligations	(1,377)	(692)
Dividends Paid	-	(5,808)
Proceeds from Stock Issued	870	1,416
Share-Based Compensation Tax Benefits	238	1,257
Other, Net	(1,109)	(1,305)
Net Cash Provided by Financing Activities	34,250	35,056
Decrease in Cash and Cash Equivalents	(7,430)	(12,081)
Effect of Foreign Currency Fluctuations on Cash	(577)	111
Cash and Cash Equivalents at Beginning of Period	29,759	26,747
Cash and Cash Equivalents at End of Period	$21,752	$14,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$4,855	$5,681
Income Taxes	674	1,995
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	8,560	19,276

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

Description of Business
Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) currently operates a regional chain of supermarkets in eight states in the southeastern U.S. and the District of Columbia, and American & Efird, Inc. (“A&E”) manufactures and distributes industrial sewing thread, embroidery thread and technical textiles on a global basis.

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

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on November 21, 2008 (“Company’s 2008 Annual Report”).

The Company’s Consolidated Condensed Balance Sheet as of September 28, 2008 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended December 28, 2008 are not necessarily indicative of results for a full year.

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

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the first quarter of fiscal years 2009 and 2008 (in thousands):

	Retail	Industrial
	Grocery	Thread	Corporate	Consolidated
13 Weeks Ended December 28, 2008:
Net Sales	$928,927	$66,058	$-	$994,985
Operating Profit (Loss)	44,307	(1,101)	(1,406)	41,800

13 Weeks Ended December 30, 2007:
Net Sales	$896,604	$80,139	$-	$976,743
Operating Profit (Loss)	44,235	230	(1,579)	42,886

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

		13 Weeks Ended
	December 28, 2008	December 30, 2007
Basic EPS:
Net income	$22,882	$23,348
Weighted average common shares outstanding	47,892	47,853
Basic EPS	$0.48	$0.49

Diluted EPS:
Net income	$22,882	$23,348
Weighted average common shares outstanding	47,892	47,853
Net potential common share equivalents - stock options	153	315
Net potential common share equivalents - stock awards	241	195
Weighted average common shares outstanding - diluted	48,286	48,363
Diluted EPS	$0.47	$0.48

Anti-dilutive common share equivalents excluded from the calculation of common share equivalents for the 13 week periods of fiscal 2009 and 2008 amounted to 10,000 shares and zero, respectively, for stock options, and zero and 40,515 shares, respectively, for stock awards. Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 139,160 and 141,470 performance shares for the 13 weeks ended December 28, 2008 and December 30, 2007, respectively were excluded from the computation of diluted shares.

Employee Benefit Plans
The Company maintains various retirement benefit plans for substantially all domestic full-time employees of the Company and its subsidiaries. These plans include the Ruddick Corporation Employees’ Pension Plan (“Pension Plan”) which is a qualified non-contributory defined benefit plan, the Supplemental Executive Retirement Plan (“SERP”) which is a non-qualified supplemental defined benefit pension plan for certain executive officers and the Ruddick Retirement and Savings Plan (“Savings Plan”) which is a defined contribution retirement plan. The following table summarizes the components of the net periodic pension expense for the Pension Plan and SERP (in thousands):

		13 Weeks Ended
	December 28, 2008	December 30, 2007
Pension Plan:
Service cost	$297	$407
Interest cost	3,840	4,270
Expected return on plan assets	(4,020)	(4,633)
Amortization of prior service cost	34	54
Recognized net actuarial loss	-	1,154
Net periodic pension expense	$151	$1,252

SERP:
Service cost	$166	$206
Interest cost	530	472
Amortization of prior service cost	62	62
Recognized net actuarial loss	-	115
Net periodic pension expense	$758	$855

Expense related to the Savings Plan amounted to $5,548,000 and $4,461,000 for the 13 weeks ended December 28, 2008 and December 30, 2007, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report, the Company’s current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions. The Company contributed $0.5 million to its Pension Plan in the first quarter of fiscal 2009 and presently anticipates contributing an additional $7.0 million in the third quarter of fiscal 2009, based on preliminary information. The actual contribution will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $358,000 during the 13 weeks ended December 28, 2008, and anticipates contributing approximately $1,073,000 more for expected future benefit payments during the remainder of fiscal 2009.

Equity Incentive Plans
The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report, the Company’s Board of Directors began approving stock awards in lieu of stock options beginning in November 2004.

A summary of the status of the Company's stock awards as of December 28, 2008 and December 30, 2007, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

			13 Weeks Ended
	December 28, 2008		December 30, 2007
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	589	$30.34	477	$25.17
Granted	268	26.54	278	36.69
Vested	(126)	26.93	(87)	23.45
Forfeited	(52)	36.35	(53)	28.54
Non-vested at end of period	679	29.00	615	30.32

The total fair value of stock awards vested during the 13 weeks ended December 28, 2008 and December 30, 2007 was $3,433,000 and $3,190,000, respectively.

Stock awards are being expensed over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,388,000 and $1,296,000 for the 13 weeks ended December 28, 2008 and December 30, 2007, respectively. Unamortized expense related to these awards as of December 28, 2008 amounted to $13,093,000 and have a weighted average recognition period of 2.44 years.

A summary of the status of the Company's stock option plans as of December 28, 2008 and December 30, 2007, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

			13 Weeks Ended
	December 28, 2008		December 30, 2007
	Shares	Price	Shares	Price
Outstanding at beginning of period	483	$16.40	731	$16.01
Exercised	(54)	16.18	(90)	15.87
Forfeited	--	--	(3)	16.35
Outstanding at end of period	429	16.42	638	16.03
Options exercisable at end of period	429	16.42	534	15.86

As of December 28, 2008, all outstanding stock options were exercisable and the price per share ranged from $11.50 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of December 28, 2008 and December 30, 2007, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	December 28, 2008	December 30, 2007
Intrinsic value of outstanding options at end of period	$4,399	$12,150
Intrinsic value of options exercisable at end of period	4,399	10,257
Intrinsic value of stock options exercised during the 13 week period	639	1,807

Compensation costs related to stock options amounted to a charge of $12,000 and a credit of $112,000 for the 13 weeks ended December 28, 2008 and December 30, 2007, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures in valuing the stock options. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. There were no stock options granted during the first quarter of fiscal 2009 or fiscal 2008.

Inventory
The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	December 28, 2008	September 28, 2008
Finished Goods	$290,409	$281,952
Raw Materials and Supplies	22,778	23,901
Work in Process	5,120	6,736
Total Inventories	$318,307	$312,589

Intangible Assets
The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	December 28, 2008	September 28, 2008
Amortizing Intangible Assets:
Acquired favorable operating leases	$18,170	$18,170
Customer lists	5,534	5,534
Land use rights – foreign operations	4,442	4,439
Non-compete agreements	4,054	4,054
Trademarks, licenses and other	2,554	2,554
Total amortizing intangibles	34,754	34,751
Accumulated amortization	(9,051)	(8,396)
Total intangible assets, net of accumulated amortization	$25,703	$26,355

Acquired favorable operating leases are recorded at Harris Teeter. All other amortizing intangible assets are recorded by A&E. Amortization expense for intangible assets was $652,000 and $644,000 for the 13 weeks ended December 28, 2008 and December 30, 2007, respectively. Amortizing intangible assets have remaining useful lives from 1 year to 47 years. Projected amortization expense for intangible assets existing as of December 28, 2008 is: $1,958,000 for the remainder of fiscal 2009 and $2,340,000, $1,902,000, $1,624,000 and $1,406,000 for fiscal years 2010, 2011, 2012 and 2013, respectively.

Goodwill
Goodwill is recorded by A&E. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” A&E conducts an annual review during the first fiscal quarter to determine possible goodwill impairment. The most recent review was conducted in the first quarter of fiscal 2009, resulting in no goodwill impairment charge being required.

Commitments and Contingencies
The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These various leases expire over the next 13 years and the future minimum lease payments totaling $59,486,000 over this period have been assumed by the other merchants.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
The Company operates primarily in two business segments through two wholly owned subsidiaries: retail grocery (including related real estate and store development activities) – operated by Harris Teeter, and industrial sewing thread (textile primarily), including embroidery thread and technical textiles – operated by A&E. Harris Teeter is a regional supermarket chain operating primarily in the southeastern United States, including Delaware and the District of Columbia. A&E is a global manufacturer and distributor of sewing thread for the apparel and other markets, embroidery thread and technical textiles. The Company evaluates the performance of its two businesses utilizing various measures which are based on operating profit.

The economic environment has stimulated changes in the consumption habits of the retail consumer which has impacted the financial results of both operating subsidiaries. Unprecedented economic uncertainty, tumultuous market conditions, and a decreasing level of consumer confidence has created a more cautious consumer and increased the competitive environment in Harris Teeter’s primary markets. Harris Teeter competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as “neighborhood or supercenters” and “club and warehouse stores,” specialty supermarkets and drug stores. Generally, the markets in the southeastern United States continue to experience new store opening activity and aggressive feature pricing or everyday low prices by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service. These efforts along with Harris Teeter’s new store development program have resulted in overall gains in market share within Harris Teeter’s primary markets.

Harris Teeter has continued with its planned new store development program. Since the end of the first quarter of fiscal 2008, Harris Teeter has opened 13 new stores while closing 3 stores for a net addition of 10 stores. Harris Teeter operated 176 stores at December 28, 2008. Harris Teeter’s new store growth is focused on expanding its existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The new store activity, and its associated pre-opening and incremental start-up costs, has required additional borrowings under the Company’s revolving credit facility.

Business conditions for A&E’s customers in the textile and apparel industry have also been negatively impacted by the current economic environment and the cautious consumer. Apparel production in the Americas has declined due to the continued shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, approximately 73% in 2007 and approximately 74% for the first eleven months in 2008. This has greatly impacted A&E operations in the U.S., Canada and Mexico. As a result, A&E’s strategic plans have included the expansion of its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

A&E’s growth in China, India and other Asian markets has been accomplished through additional investments in its wholly owned subsidiaries by way of capital expenditures and through strategic joint ventures. During the first quarter of fiscal 2009, A&E exercised its option to purchase an additional 14% ownership interest in Vardhman Yarns and Threads Limited (“Vardhman”) under the terms of the original joint venture agreement. This additional investment increased A&E’s total ownership interest in Vardhman to 49%. A&E continues to transform its business to be more Asian centric, which is in line with the global shifting of A&E’s customer base.

In prior years, A&E has expanded its customer base and product line offerings through strategic acquisitions of businesses that produce technical textiles, embroidery thread and other non-apparel yarns. Technical textiles represent non-apparel yarns A&E supplies to its customers in the automotive, telecommunication, wire and cable, paper production and other industries. The sale of non-apparel threads and yarns resulting from these acquisitions has partially offset sales declines in the U.S. resulting from the shifting of apparel manufacturing. A&E continues to expand the manufacturing and distribution of non-apparel products throughout its global operations.

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended December 28, 2008 and December 30, 2007. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	December 28, 2008		December 30, 2007
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec. )
Net Sales
Harris Teeter	$928,927	93.4	$896,604	91.8	3.6
American & Efird	66,058	6.6	80,139	8.2	(17.6)
Total	$994,985	100.0	$976,743	100.0	1.9

Gross Profit
Harris Teeter	$288,349	28.98	$273,427	27.99	5.5
American & Efird	12,494	1.26	17,606	1.80	(29.0)
Total	300,843	30.24	291,033	29.79	3.4

Selling, General and Admin. Expenses
Harris Teeter	244,042	24.53	229,192	23.46	6.5
American & Efird	13,595	1.37	17,376	1.78	(21.8)
Corporate	1,406	0.14	1,579	0.16	(11.0)
Total	259,043	26.04	248,147	25.40	4.4

Operating Profit (Loss)
Harris Teeter	44,307	4.45	44,235	4.53	0.2
American & Efird	(1,101)	(0.11)	230	0.02	n.m.
Corporate	(1,406)	(0.14)	(1,579)	(0.16)	(11.0)
Total	41,800	4.20	42,886	4.39	(2.5)

Other Expense, net	4,920	0.49	5,012	0.51	(1.8)
Income Tax Expense	13,998	1.41	14,526	1.49	(3.6)
Net Income	$22,882	2.30	$23,348	2.39	(2.0)

n.m. – not meaningful

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at Harris Teeter and was offset, in part, by a decrease in sales at A&E when compared to the prior year. A&E’s foreign sales for the first quarter of fiscal 2009 represented 3.7% of the consolidated net sales of the Company compared to 4.5% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit, and its percent to consolidated net sales, increased during the first quarter of fiscal 2009 over the prior year period as a result of strong gross profit performance at Harris Teeter that was offset, in part, by a gross profit decline at A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales increased when compared to the prior year period as a result of increased operating costs at Harris Teeter driven by store expansion. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Net interest expense (interest expense less interest income) decreased slightly over the prior year period. Lower average interest rates were effective in offsetting the cost of higher average outstanding debt balances resulting from additional borrowings to support Harris Teeter’s new store development program.

The effective income tax rate for the first quarter of fiscal 2009 was 38.0% as compared to 38.4% in the first quarter of fiscal 2008. The current period rate represents the Company’s expected annual effective rate for fiscal 2009.

As a result of the items discussed above, consolidated net income for the first quarter of fiscal 2009 decreased by $466,000, or 2.0%, over the prior year period and earnings per diluted share decreased by 2.1% to $0.47 per share in fiscal 2009 from $0.48 per share in fiscal 2008.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended December 28, 2008 and December 30, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	December 28, 2008		December 30, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$928,927	100.00	$896,604	100.00	3.6
Cost of Sales	640,578	68.96	623,177	69.50	2.8
Gross Profit	288,349	31.04	273,427	30.50	5.5
SG&A Expenses	244,042	26.27	229,192	25.57	6.5
Operating Profit	$44,307	4.77	$44,235	4.93	0.2

Net sales increased by 3.6% in the first quarter of fiscal 2009, as compared to the prior year period. The increase in net sales was attributable to incremental new stores and was partially offset by a decline in comparable store sales. The increase in net sales from new stores exceeded the loss of sales from closed stores by $54.0 million for the comparable periods. Comparable store sales (see definition below) decreased by 2.12% ($18.5 million) in the first quarter of fiscal 2009, as compared to an increase of 4.40% ($33.6 million) in the first quarter of fiscal 2008. Management believes that Harris Teeter’s comparable store sales were negatively impacted by the changing consumer buying habits created by the current economic environment and the timing of the New Year’s holiday. The New Year’s holiday will be included in the second fiscal quarter of 2009, whereas in fiscal 2008, the New Year’s holiday was included in the first quarter. On a comparable 14 week basis which includes the New Year’s holiday in both periods, comparable store sales declined by 1.36%. Thus, management estimates that the shift in the holiday accounted for approximately 0.76% of the comparable store sales decline. In addition, during the first quarter of fiscal 2009, Harris Teeter realized a higher percentage of sales of its lower priced store brand products, which management believes negatively impacted comparable store sales, but contributed to gross profit improvements. Harris Teeter’s store brand product penetration has increased approximately 23 basis points to 24.88%. Both the average ticket size and the number of shopping visits were down in the first quarter of fiscal 2009 as compared to the prior year; however, Harris Teeter experienced an average increase in active household of 0.28% per comparable store (based on VIC data), evidencing a growing customer base in those stores.  Comparable store sales were also negatively impacted by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit, and its percent to sales, in the first quarter of fiscal 2009 increased over the prior year period, primarily as a result of operational efficiencies in waste containment, effective retail pricing and promotional activity that resulted in the increased penetration of higher margin products (including store brands) and improved new store performance. Management at Harris Teeter has adjusted Harris Teeter’s promotional spending programs in response to the changing purchasing habits of Harris Teeter’s customers. Gross profit margins have also been favorably impacted by management’s emphasis on distribution and manufacturing cost controls and decreasing fuel costs.

SG&A expenses, and its percent to sales, for the first quarter of fiscal 2009 increased from the prior year period as a result of incremental costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs), increased credit and debit card fees and other occupancy costs. The increased costs were partially offset by improved labor management and additional cost controls in support departments. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $4.0 million (0.43% to sales) for the first quarter of fiscal 2009 as compared to $3.7 million (0.41% to sales) for the first quarter of fiscal 2008. Pre-opening costs fluctuate between periods depending on the new store opening schedule. As a result of the sales and cost elements described above, operating profit improved over the prior year period. Harris Teeter continues to concentrate on expanding within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended December 28, 2008 and December 30, 2007. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	December 28, 2008		December 30, 2007
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$66,058	100.00	$80,139	100.00	(17.6)
Cost of Sales	53,564	81.09	62,533	78.03	(14.3)
Gross Profit	12,494	18.91	17,606	21.97	(29.0)
SG&A Expenses	13,595	20.58	17,376	21.68	(21.8)
Operating (Loss) Profit	$(1,101)	(1.67)	$230	0.29	n.m.

Net sales decreased 17.6% in the first quarter of fiscal 2009, as compared to the prior year period. The decrease was driven primarily by sales declines between the first quarters of fiscal 2009 and fiscal 2008 for all regions, with the exception of Asia. Foreign sales accounted for approximately 56% of total A&E sales in the first quarter of fiscal 2009, as compared to 55% in the first quarter of fiscal 2008. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, in the first quarter of fiscal 2009 decreased from the first quarter of fiscal 2008, as a result of weak sales and poor overhead absorption in the U.S. operations and certain other foreign operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses, and its percent to sales, in the first quarter of fiscal 2009 decreased from the first quarter of fiscal 2008, primarily as a result of increased net profit realized from non-consolidated subsidiaries and reduced costs realized through the consolidation and rationalization of A&E's U.S. operations. Net profit from non-consolidated subsidiaries increased to $1.6 million in the first quarter of fiscal 2009 from $0.4 million in the prior year, driven primarily by A&E’s recent investments in Vardhman. As previously disclosed, SG&A expenses for the first quarter of fiscal 2008 included an expense reversal of approximately $0.9 million for costs associated with certain import duties levied against A&E’s operations in Mexico that had been previously accrued by A&E.

A&E’s operating loss for the first quarter of fiscal 2009 resulted from a challenging automotive and retail apparel environment in many parts of the world and its impact on A&E’s customers. A&E continued to rationalize its U.S. operations and made additional investments in its Asian operations during the first quarter of fiscal 2009.

Outlook
Harris Teeter’s operating performance and the Company’s strong financial position provides the flexibility to continue with Harris Teeter’s store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 16 new stores (2 of which will replace existing stores) and complete the major remodeling on one additional store, which will be expanded in size, during the remainder of fiscal 2009. The new store development program for fiscal 2009 is expected to result in a 9.2% increase in retail square footage as compared to an 8.5% increase in fiscal 2008. Due to the current economic environment, Harris Teeter has reduced or delayed the number of new store openings originally planned for the current year, as well as fiscal 2010 and beyond. Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s capital expenditures for fiscal 2009 are presently estimated at approximately $212 million, or $29 million lower than previously disclosed. Harris Teeter’s anticipated capital expenditures for fiscal 2010 have been lowered to approximately $150 million, 29% less than fiscal 2009, and includes 14 new store openings (2 of which will replace existing stores). The new store program anticipates the continued expansion of Harris Teeter’s existing markets including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

To support Harris Teeter’s growing store base in Virginia, Maryland and Washington, D.C., the company recently identified a site for a new distribution center outside of Fredericksburg, VA. Pending satisfactory due diligence, Harris Teeter anticipates construction in fiscal years 2011 and 2012 with an opening sometime in fiscal 2012. The estimated cost for the facility and equipment is approximately $100 million. The addition of this facility will result in significant transportation expense savings.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the rapidly growing apparel production in these countries and to become more Asian-centric. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable automotive and retail environment. If economic conditions significantly decline beyond current expectations and an improvement in conditions for the U.S. operations cannot be reasonably projected to improve, then there could be a non-cash impairment charge for goodwill recorded by A&E. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E’s global supply chain. In addition, management continues to evaluate ways to further rationalize A&E’s U.S. operations and to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

The Company’s management remains cautious in its expectations for the remainder of fiscal 2009 due to the current economic environment and its impact on our customers. The Company will continue to refine its merchandising strategies to respond to the changing shopping demands as a result of the challenging economic environment. The retail grocery market remains intensely competitive and the textile and apparel environment faces additional challenges during this recessionary period. Further operating improvement will be dependent on the Company’s ability to increase Harris Teeter’s market share, rationalize A&E’s operations, offset increased operating costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s credit facility. During the 13 weeks ended December 28, 2008, operating activities generated $18.3 million of cash as compared to utilizing $3.1 million in the comparable period last year. The increase in cash provided by operations was driven primarily by changes in accounts receivable during the comparable periods and, more specifically, the ending balance of credit and debit card receivables as of the end of the prior fiscal quarter. Credit and debit card receivables at the end of the first quarter of fiscal 2008 were significantly greater than normal (which required cash) due to the New Year’s banking holiday falling on Harris Teeter’s quarter end date. Investing activities during the 13 weeks ended December 28, 2008 required net cash of $59.9 million, up $15.9 million from the comparable prior year period. Financing activities during the 13 weeks ended December 28, 2008 provided $34.3 million of cash and included a net addition of $36.1 million of borrowings under the Company’s credit facility.

During the 13 weeks ended December 28, 2008, consolidated capital expenditures totaled $49.5 million. During this period, Harris Teeter’s capital expenditures were $48.8 million and A&E’s capital expenditures were $0.7 million. Harris Teeter made an additional net investment of $0.5 million ($2.8 million additional investments less $2.3 million received from property investment sales and partnership distributions) in connection with the development of certain of its new stores. Additionally, A&E invested an additional $8.7 million in Vardhman and an additional $0.7 million in its joint venture in Brazil.

Fiscal 2009 consolidated capital expenditures are expected to total approximately $217 million, consisting of approximately $212 million for Harris Teeter and approximately $5 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2009 as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s credit facility. The Company’s credit facility provides substantially more liquidity than what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company’s credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility (“Revolving Credit Facility”) in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 28, 2008, the Company was in compliance with all financial covenants of the credit agreement and $65.1 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $28.3 million as of December 28, 2008. In addition to the $256.6 million of borrowings available under the Revolving Credit Facility as of December 28, 2008, the Company has the capacity to borrow up to an aggregate amount of $44.5 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. As of December 28, 2008, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeds the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s Revolving Credit Facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. There have been no material changes in the scheduled maturities of the Company’s contractual obligations as of September 28, 2008, as disclosed in the table under the heading “Contractual Obligations and Commercial Commitments” in the Company's 2008 Annual Report.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 13 years, and the future minimum lease payments of approximately $59.5 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $6.9 million for the remainder of fiscal 2009 (30 stores), $8.4 million in fiscal 2010 (26 stores), $8.0 million in fiscal 2011 (22 stores), $7.3 million in fiscal 2012 (20 stores), $6.1 million in fiscal 2013 (16 stores) and $22.8 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $28.3 million at December 28, 2008.

Although the Company currently expects to have no required contribution to its Pension Plan during fiscal 2009, it currently anticipates contributing an additional $7.0 million in the third fiscal quarter in order to increase the funding level in the plan. The actual contribution will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2008 Annual Report. There have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 became effective for the Company’s 2009 fiscal year beginning on September 29, 2008, with the exception of its application to nonfinancial assets and nonfinancial liabilities which has been delayed for one year as a result of the FASB’s February 2008 issuance of Staff Position 157-2, “Effective Date of FASB Statement No. 157.” The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard became effective for the Company’s 2009 fiscal year beginning on September 29, 2008. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows since the Company did not elect a fair value option for any financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires noncontrolling interest (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new standard applies to the accounting for noncontrolling interest and transactions with noncontrolling interest holders in consolidated financial statements and will become effective for the Company’s 2010 fiscal year beginning on September 28, 2009. The Company is continuing to evaluate the impact of SFAS No. 160 on its consolidated financial statements.

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A “Risk Factors” of the Company’s 2008 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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
  Adverse economic conditions in the financial markets, including availability of financing and an increase in costs related to obtaining financing at acceptable rates;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company’s exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company's 2008 Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of December 28, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company’s first quarter of fiscal 2009, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in various legal matters from time to time in connection with their operations, including various lawsuits and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company’s results of operations, financial position or cash flows.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s 2008 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended December 28, 2008.

The following table summarizes the Company’s purchases of its common stock during the quarter ended December 28, 2008.

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs (1)	Programs
September 29, 2008 to November 2, 2008	- 0-	n.a.	- 0-	2,822,469
November 3, 2008 to November 30, 2008	- 0-	n.a.	- 0-	2,822,469
December 1, 2008 to December 28, 2008	- 0-	n.a.	- 0-	2,822,469
Total	- 0-	n.a.	- 0-	2,822,469

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then- outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of December 28, 2008, the Company had purchased and retired 1,817,520 shares under this authorization and no shares were purchased during the quarter ended December 28, 2008. The stock buyback program has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Ruddick Supplemental Executive Retirement Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).

10.2	Ruddick Corporation Flexible Deferral Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).

10.3	Ruddick Corporation Director Deferred Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: January 30, 2009	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief,
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Sequential
(per Item 601 of Reg. S-K)	Description of Exhibit	Page No.
10.1	Ruddick Supplemental Executive Retirement Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).

10.2	Ruddick Corporation Flexible Deferral Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).

10.3	Ruddick Corporation Director Deferred Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002