Form 10-Q
period 2009-03-29
RUDDICK CORP
filed 2009-05-04
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2009

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
     Yes      X                         No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes                                  No

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
     Yes                                  No      X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of April 27, 2009
Common Stock	48,514,758 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	March 29,	September 28,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$30,142	$29,759
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,041 and $2,819	84,288	91,528
Refundable Income Taxes	7,346	8,607
Inventories	302,959	312,589
Deferred Income Taxes	6,944	6,477
Prepaid Expenses and Other Current Assets	23,226	28,196
Total Current Assets	454,905	477,156
Property, Net	1,024,542	967,331
Investments	154,991	143,902
Deferred Income Taxes	864	361
Goodwill	8,169	8,169
Intangible Assets	25,030	26,355
Other Long-Term Assets	73,183	73,133
Total Assets	$1,741,684	$1,696,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$7,558	$11,150
Current Portion of Long-Term Debt and Capital Lease Obligations	10,380	9,625
Accounts Payable	213,422	236,649
Dividends Payable	5,822	-
Deferred Income Taxes	52	347
Accrued Compensation	55,372	63,826
Other Current Liabilities	98,503	89,206
Total Current Liabilities	391,109	410,803
Long-Term Debt and Capital Lease Obligations	335,909	310,953
Deferred Income Taxes	15,483	10,877
Pension Liabilities	44,866	44,306
Other Long-Term Liabilities	90,805	89,685
Minority Interest	6,124	5,948
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 48,514,758 at March 29, 2009
and 48,278,136 at September 28, 2008	86,346	83,252
Retained Earnings	801,744	767,562
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(30,702)	(26,979)
Total Shareholders' Equity	857,388	823,835
Total Liabilities and Shareholders' Equity	$1,741,684	$1,696,407

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net Sales	$1,010,004	$975,572	$2,004,989	$1,952,315
Cost of Sales	705,126	674,201	1,399,268	1,359,911
Selling, General and Administrative Expenses	265,856	257,295	524,899	505,442
Operating Profit	39,022	44,076	80,822	86,962
Interest Expense	4,135	4,950	9,024	9,911
Interest Income	(43)	(107)	(120)	(197)
Net Investment (Gain) Loss	(35)	41	(35)	95
Minority Interest	68	111	176	198
Income Before Taxes	34,897	39,081	71,777	76,955
Income Tax Expense	11,955	15,019	25,953	29,545
Net Income	$22,942	$24,062	$45,824	$47,410

Net Income Per Share:
Basic	$0.48	$0.50	$0.96	$0.99
Diluted	$0.48	$0.50	$0.95	$0.98

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	47,972	47,815	47,932	47,834
Diluted	48,287	48,265	48,288	48,314

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at September 30, 2007	48,127,252	$81,677	$693,992	$(39,059)	$736,610
Exercise of stock options,
including tax benefits of $1,375	135,922	3,386	-	-	3,386
Directors' Stock Plan	-	(12)	-	-	(12)
Share-based compensation	203,874	2,766	-	-	2,766
Shares effectively purchased and
retired for withholding taxes	(28,257)	(1,033)	-	-	(1,033)
Shares purchased and retired	(203,500)	(6,601)	-	-	(6,601)
Net earnings	-	-	47,410	-	47,410	$47,410
Dividends ($0.24 a share)	-	-	(11,595)	-	(11,595)
Foreign currency translation
adjustment, net of $484 for taxes	-	-	-	2,027	2,027	2,027
Balance at March 30, 2008	48,235,291	$80,183	$729,807	$(37,032)	$772,958	$49,437

Balance at September 28, 2008	48,278,136	$83,252	$767,562	$(26,979)	$823,835
Exercise of stock options,
including tax benefits of $287	68,111	1,381	-	-	1,381
Directors' stock plan	-	-	-	-	-
Share-based compensation	211,528	2,877	-	-	2,877
Shares effectively purchased and retired
for withholding taxes	(43,017)	(1,164)	-	-	(1,164)
Net earnings	-	-	45,824	-	45,824	$45,824
Dividends ($0.24 a share)	-	-	(11,642)	-	(11,642)
Unrealized loss on cash flow hedge,
net of tax benefits of $180	-	-	-	(276)	(276)	(276)
Postemployment benefits liability
adjustment, net of tax benefits of $29	-	-	-	(76)	(76)	(76)
Foreign currency translation adjustment,
net of tax benefits of $375	-	-	-	(3,371)	(3,371)	(3,371)
Balance at March 29, 2009	48,514,758	$86,346	$801,744	$(30,702)	$857,388	$42,101

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands)
(unaudited)

	26 Weeks Ended
	March 29,	March 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$45,824	$47,410
Non-Cash Items Included in Net Income
Depreciation and Amortization	61,341	54,904
Deferred Income Taxes	3,865	(4,005)
Net (Gain) Loss on Sale of Property	(369)	68
Impairment Losses	-	113
Share-Based Compensation	2,877	2,766
Other, Net	323	208
Changes in Operating Accounts Utilizing Cash	(1,261)	(18,638)
Net Cash Provided by Operating Activities	112,600	82,826

INVESTING ACTIVITIES:
Capital Expenditures	(109,964)	(92,280)
Purchase of Other Investments	(12,750)	(27,352)
Proceeds from Sale of Property	3,080	3,071
Return of Partnership Investments	596	129
Investments in Company-Owned Life Insurance	(656)	(1,091)
Other, Net	(174)	(284)
Net Cash Used in Investing Activities	(119,868)	(117,807)

FINANCING ACTIVITIES:
Net Payments on Short-Term Debt Borrowings	(2,687)	(769)
Net Proceeds from (Payments on) Revolver Borrowings	24,200	(38,000)
Proceeds from Long-Term Debt Borrowings	1,470	100,077
Payments on Long-Term Debt and Capital Lease Obligations	(8,950)	(8,215)
Dividends Paid	(5,820)	(11,595)
Proceeds from Stock Issued	1,094	2,011
Share-Based Compensation Tax Benefits	287	1,375
Purchase and Retirement of Common Stock	-	(6,601)
Other, Net	(1,165)	(1,300)
Net Cash Provided by Financing Activities	8,429	36,983
Increase in Cash and Cash Equivalents	1,161	2,002
Effect of Foreign Currency Fluctuations on Cash	(778)	409
Cash and Cash Equivalents at Beginning of Period	29,759	26,747
Cash and Cash Equivalents at End of Period	$30,142	$29,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$9,139	$9,308
Income Taxes	20,340	26,356
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	8,560	19,276

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

Description of Business
Ruddick Corporation (the “Company”) is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. (“Harris Teeter”) currently operates a regional chain of supermarkets in eight states primarily in the southeastern United States, including Delaware and the District of Columbia. American & Efird, Inc. (“A&E”) manufactures and distributes industrial sewing thread, embroidery thread and technical textiles on a global basis.

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

The Company’s Consolidated Condensed Balance Sheet as of September 28, 2008 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended March 29, 2009 are not necessarily indicative of results for a full year.

Reporting Periods
The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company’s fiscal year ends on the Sunday nearest to September 30. However, Harris Teeter’s fiscal periods end on the Tuesday following the Company’s fiscal period end.

Derivative Instruments
The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

During the second quarter of fiscal 2009, the Company entered into a three-year interest rate swap agreement with a notional amount of $40 million to effectively fix the interest rate on $40 million of the Company’s term loan at 1.81%, excluding the applicable margin and associated fees. The interest rate swap was designated as a cash flow hedge.

Harris Teeter enters into purchase commitments for a portion of the fuel utilized in its distribution operations. Harris Teeter expects to take delivery of and to utilize these resources in a reasonable period of time and in the conduct of normal business. Accordingly, these fuel purchase commitments qualify as normal purchases.

Counterparty Credit Risk
By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.

Credit-Risk Related Contingent Features
The Company’s derivative instrument does not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures under SFAS No.157 and SFAS No. 161, on a combined basis, for the Company’s financial instrument, the interest rate swap derivative, designated as a cash flow hedge (in thousands):

Fair Value Measurements at March 29, 2009
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 29, 2009	Identical Instruments	Observable Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap (included with
Other Long-Term Liabilities on
the balance sheet)	$456	$-	$456	$-

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Loss recognized in other comprehensive
income	$456	$-	$456	$-

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the 13 and 26 weeks ended March 29, 2009 and March 30, 2008 (in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net Sales:
Retail Grocery	$949,427	$893,064	$1,878,354	$1,789,668
Industrial Thread	60,577	82,508	126,635	162,647
Consolidated	$1,010,004	$975,572	$2,004,989	$1,952,315

Operating Profit (Loss):
Retail Grocery	$45,044	$46,364	$89,351	$90,599
Industrial Thread	(4,570)	(710)	(5,671)	(480)
Corporate	(1,452)	(1,578)	(2,858)	(3,157)
Consolidated	$39,022	$44,076	$80,822	$86,962

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Basic EPS:
Net income	$22,942	$24,062	$45,824	$47,410
Weighted average common shares outstanding	47,972	47,815	47,932	47,834
Basic EPS	$0.48	$0.50	$0.96	$0.99

Diluted EPS:
Net income	$22,942	$24,062	$45,824	$47,410
Weighted average common shares outstanding	47,972	47,815	47,932	47,834
Net potential common share equivalents - stock options	108	268	131	291
Net potential common share equivalents - stock awards	207	182	225	189
Weighted average common shares outstanding	48,287	48,265	48,288	48,314
Diluted EPS	$0.48	$0.50	$0.95	$0.98

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents – stock options	10	4	10	2
Anti-dilutive common share equivalents – stock awards	50	-	-	1

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 139,000 performance shares for each of the periods ended March 29, 2009 and March 30, 2008 were excluded from the computation of diluted shares.

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

The following table summarizes the components of the net periodic pension expense for the Pension Plan and SERP (in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Pension Plan:
Service cost (income)	$(171)	$387	$126	$794
Interest cost	5,251	4,235	9,091	8,505
Expected return on plan assets	(5,258)	(4,666)	(9,278)	(9,299)
Amortization of prior service cost	44	56	78	110
Recognized net actuarial loss	-	1,058	-	2,212
Net periodic pension expense (income)	$(134)	$1,070	$17	$2,322

SERP:
Service cost	$166	$205	$332	$411
Interest cost	529	473	1,059	945
Amortization of prior service cost	62	62	124	124
Recognized net actuarial loss	-	115	-	230
Net periodic pension expense	$757	$855	$1,515	$1,710

Expense related to the Savings Plan amounted to $5,072,000 and $5,359,000 for the 13 weeks and $10,620,000 and $9,820,000 for the 26 weeks ended March 29, 2009 and March 30, 2008, respectively.

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

Contributions to the Company’s SERP are equal to the benefit payments made during the year. The Company has contributed $716,000 during the 26 weeks ended March 29, 2009, and anticipates contributing approximately $715,000 more for expected future benefit payments during the remainder of fiscal 2009.

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

A summary of the status of the Company's stock awards as of March 29, 2009 and March 30, 2008, changes during the 26-week periods ending on those dates and the weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

Stock Awards	March 29, 2009		March 30, 2008
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	589	$30.34	477	$25.17
Granted	268	26.54	278	36.69
Vested	(128)	26.96	(87)	23.45
Forfeited	(54)	36.11	(65)	28.64
Non-vested at end of period	675	29.01	603	30.35

The total fair value of stock awards vested during the 26 weeks ended March 29, 2009 and March 30, 2008 was $3,484,000 and $3,190,000, respectively.

The stock awards are being expensed over the employees’ five-year vesting service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,478,000 and $1,450,000 for the 13 weeks and $2,866,000 and $2,746,000 for the 26 weeks ended March 29, 2009 and March 30, 2008, respectively. Unamortized expense related to these awards as of March 29, 2009 amounted to $10,609,000 and have a weighted average recognition period of 2.19 years.

A summary of the status of the Company's stock option plans as of March 29, 2009 and March 30, 2008, changes during the 26-week periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

Stock Options	March 29, 2009		March 30, 2008
	Shares	Price	Shares	Price
Outstanding at beginning of period	483	$16.40	731	$16.01
Granted	-	-	10	35.24
Exercised	(68)	16.24	(140)	16.57
Forfeited	-	-	(5)	15.71
Outstanding at end of period	415	16.42	596	16.40
Options exercisable at end of period	415	16.42	494	16.30

As of March 29, 2009, all outstanding stock options were exercisable and the price per share ranged from $11.50 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of March 29, 2009 and March 30, 2008, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	March 29, 2009	March 30, 2008
Intrinsic value of outstanding options at end of period	$2,829	$12,066
Intrinsic value of options exercisable at end of period	2,829	10,052
Intrinsic value of stock options exercised during the 26-week period	726	2,754

Compensation costs related to stock options amounted to zero and $132,000 for the 13 weeks ended March 29, 2009 and March 30, 2008, respectively. For the 26 weeks ended March 29, 2009 and March 30, 2008, stock option compensation costs amounted to $12,000 and $20,000, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures in valuing the stock options. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. There were no stock options granted during fiscal 2009. The weighted average fair value for stock options granted in fiscal 2008 was $11.28 per option and was based on the following weighted average assumptions: an expected life of 6.32 years; a risk-free interest rate of 3.23%; volatility of 31.51%; and a dividend yield of 1.38%.

Inventory
The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	March 29, 2009	September 28, 2008
Finished Goods	$278,400	$281,952
Raw Materials and Supplies	19,496	23,901
Work in Process	5,063	6,736
Total Inventories	$302,959	$312,589

Intangible Assets
The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	March 29, 2009	September 28, 2008
Acquired favorable operating leases	$18,170	$18,170
Customer lists	5,534	5,534
Land use rights – foreign operations	4,449	4,439
Non-compete agreements	3,732	4,054
Trademarks, licenses and other	2,554	2,554
Total intangibles	34,439	34,751
Accumulated amortization	(9,409)	(8,396)
Total intangible assets, net of accumulated amortization	$25,030	$26,355

Acquired favorable operating leases are recorded at Harris Teeter. All other intangible assets are recorded by A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $683,000 and $676,000 for the 13 weeks and $1,335,000 and $1,320,000 for the 26 weeks ended March 29, 2009 and March 30, 2008, respectively. Intangible assets have remaining useful lives from 1 year to 47 years. Projected amortization expense for intangible assets existing as of March 29, 2009 is: $1,278,000 for the remainder of fiscal 2009 and $2,340,000, $1,902,000, $1,624,000 and $1,406,000 for fiscal years 2010, 2011, 2012 and 2013, respectively.

Goodwill
Goodwill is recorded by A&E. In accordance with Statement SFAS No. 142, “Goodwill and Other Intangible Assets,” A&E conducts an annual review during the first fiscal quarter to determine possible goodwill impairment. The most recent review was conducted in the first quarter of fiscal 2009, resulting in no goodwill impairment charge being required. In addition, A&E conducts quarterly evaluations for goodwill impairment triggering events and if such events occur, will conduct a test to determine if there is any goodwill impairment.

Income Taxes
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The U.S. federal statute of limitations remains open for the fiscal year 1999 and onward with fiscal years 1999 to 2004 under examination by the Internal Revenue Service (the “IRS”). In connection with the fiscal years under examination, the Company has filed a protest with respect to certain IRS-proposed adjustments with which it does not agree. Those adjustments are being addressed with the Appeals Division of the IRS. Although there have been discussions with the Appeals Division, the timing of any resolution is currently uncertain. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

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

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These various leases expire over the next 13 years and the future minimum lease payments totaling $55,417,000 over this period have been assumed by the other merchants.

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

The economic environment has motivated changes in the consumption habits of the retail consumer which has impacted the financial results of both operating subsidiaries. Unprecedented economic uncertainty, tumultuous market conditions, and a decreasing level of consumer confidence has created a more cautious consumer and increased the competitive environment in Harris Teeter’s primary markets. Harris Teeter competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as “neighborhood or supercenters” and “club and warehouse stores,” specialty supermarkets and drug stores. Generally, Harris Teeter markets continue to experience new store opening activity and aggressive feature pricing or everyday low prices by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service. These efforts along with Harris Teeter’s new store development program have resulted in overall gains in market share within Harris Teeter’s primary markets.

Harris Teeter has continued with its planned new store development program. Since the end of the second quarter of fiscal 2008, Harris Teeter has opened 13 new stores while closing 3 stores for a net addition of 10 stores. Harris Teeter operated 179 stores at March 29, 2009. Much of Harris Teeter’s new store growth is focused on its expanding Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The new store activity, and its associated pre-opening and incremental start-up costs, has required additional borrowings under the Company’s revolving credit facility.

Business conditions for A&E’s customers have also been negatively impacted by the current economic environment and the cautious consumer. A&E has experienced a significant decline in sales as a result of the serious global economic conditions facing their customers in the apparel and non-apparel markets, including the automotive segment. In addition, apparel production in the Americas has continued to decline due to the continued shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, approximately 73% in 2007, approximately 74% in 2008 and approximately 77% for the first two months in 2009. This has greatly impacted A&E operations in the Americas. As a result, A&E’s strategic plans have included the expansion of its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

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

Quarterly Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended March 29, 2009 and March 30, 2008. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	March 29, 2009		March 30, 2008
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$949,427	94.0	$893,064	91.5	6.3
American & Efird	60,577	6.0	82,508	8.5	(26.6)
Total	$1,010,004	100.0	$975,572	100.0	3.5

Gross Profit
Harris Teeter	$295,006	29.21	$283,955	29.11	3.9
American & Efird	9,872	0.98	17,416	1.78	(43.3)
Total	304,878	30.19	301,371	30.89	1.2

Selling, General and Admin. Expenses
Harris Teeter	249,962	24.75	237,591	24.35	5.2
American & Efird	14,442	1.43	18,126	1.86	(20.3)
Corporate	1,452	0.14	1,578	0.16	(8.0)
Total	265,856	26.32	257,295	26.37	3.3

Operating Profit (Loss)
Harris Teeter	45,044	4.46	46,364	4.75	(2.8)
American & Efird	(4,570)	(0.45)	(710)	(0.07)	n.m.
Corporate	(1,452)	(0.14)	(1,578)	(0.16)	(8.0)
Total	39,022	3.87	44,076	4.52	(11.5)

Other Expense (Income), net	4,125	0.41	4,995	0.51	(17.4)
Income Tax Expense	11,955	1.19	15,019	1.54	(20.4)
Net Income	$22,942	2.27	$24,062	2.47	(4.7)

       n.m. – not meaningful

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at Harris Teeter and was partially offset by a decrease in sales at A&E, when compared to the prior year. A&E’s foreign sales for the second quarter of fiscal 2009 represented 3.2% of the consolidated net sales of the Company compared to 4.6% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit increased during the second quarter of fiscal 2009 over the prior year period as a result of gross profit increases at Harris Teeter that were offset, in part, by a gross profit decline at A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses increased when compared to the prior year period as a result of the increased operating costs at Harris Teeter driven by store expansion. The increased expenses were partially offset by reduced SG&A expenses at A&E and Corporate. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Interest expense decreased over the prior year period by $0.8 million as a result of lower average interest rates on outstanding debt balances.

The effective income tax rate for the second quarter of fiscal 2009 was 34.3%, as compared to 38.4% in the prior year period. Income tax expense for the second quarter of fiscal 2009 included a reversal of $1.6 million of valuation allowances associated with foreign tax credits which management now believes will be realized.

As a result of the items discussed above, consolidated net income for the second quarter of fiscal 2009 decreased by $1.1 million, or 4.7%, over the prior year period and earnings per diluted share decreased by 4.0% to $0.48 per share in fiscal 2009 from $0.50 per share in fiscal 2008.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended March 29, 2009 and March 30, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 29, 2009		March 30, 2008
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$949,427	100.00	$893,064	100.00	6.3
Cost of Sales	654,421	68.93	609,109	68.20	7.4
Gross Profit	295,006	31.07	283,955	31.80	3.9
SG&A Expenses	249,962	26.33	237,591	26.61	5.2
Operating Profit	$45,044	4.74	$46,364	5.19	(2.8)

Net sales increased by 6.3% in the second quarter of fiscal 2009, as compared to the prior year period. The increase in net sales was attributable to incremental new stores and comparable store sales increases. The increase in sales from new stores exceeded the loss of sales from closed stores by $58.5 million for the comparable periods. Comparable store sales (see definition below) increased 0.09% ($0.8 million) in the second quarter of fiscal 2009, as compared to 3.28% ($25.8 million) in the second quarter of fiscal 2008. Management believes that Harris Teeter’s comparable store sales for the quarter were negatively impacted by the changing consumer buying habits created by the current economic environment and the timing of the Easter holiday which will fall into Harris Teeter’s third fiscal quarter of 2009. Management also believes that comparable sales for the quarter were positively impacted by the timing of the New Year’s holiday. As previously disclosed, the New Year’s holiday is included in the second fiscal quarter of 2009, whereas in fiscal 2008, the New Year’s holiday was included in the first quarter. On a comparable 11-week basis which excludes New Year’s and Easter from the second quarter of both fiscal 2008 and 2009, comparable store sales increased by 0.11%. In addition, during the second quarter of fiscal 2009, Harris Teeter realized a higher percentage of sales of its lower priced store brand products, which management believes negatively impacted comparable store sales. Store brand product penetration was 24.80% during the second quarter of fiscal 2009, an increase of 62 basis points over the second quarter of fiscal 2008. The number of shopping visits was up, however the average ticket size was down in the second quarter of fiscal 2009, as compared to the prior year. In addition, Harris Teeter experienced an average increase in active households of 1.99% per comparable store (based on VIC data), evidencing a growing customer base in those stores. Comparable store sales were also negatively impacted by the cannibalization created by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit as a percent to sales in the second quarter of fiscal 2009, declined 73 basis points from the prior year as a result of additional promotional activity designed to provide more value to Harris Teeter’s customers. Management continues to adjust Harris Teeter’s promotional spending programs in response to the changing purchasing habits of Harris Teeter’s customers. The decline in the gross profit margin was offset, in part, by management’s emphasis on distribution and manufacturing cost controls and decreasing fuel costs.

SG&A expenses as a percent to sales, for the second quarter of fiscal 2009 decreased 28 basis points from the prior year period as a result of the leverage created through sales gains that apply against fixed costs, improved labor management and additional cost controls in support departments. The sales increases along with a continued emphasis on operational efficiencies and cost controls have provided the leverage to partially offset the additional costs associated with Harris Teeter’s increased promotional activity and new store program (pre-opening costs and incremental start-up costs), increased credit and debit card fees and other occupancy costs. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $3.4 million (0.36% to sales) for the second quarter of fiscal 2009 as compared to $4.2 million (0.47% to sales) for the second quarter of fiscal 2008. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

As a result of the sales and cost elements described above, operating profit declined slightly over the prior year period. Harris Teeter continues to concentrate on expanding within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended March 29, 2009 and March 30, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 29, 2009		March 30, 2008
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$60,577	100.00	$82,508	100.00	(26.6)
Cost of Sales	50,705	83.70	65,092	78.89	(22.1)
Gross Profit	9,872	16.30	17,416	21.11	(43.3)
SG&A Expenses	14,442	23.84	18,126	21.97	(20.3)
Operating Profit (Loss)	$(4,570)	(7.54)	$(710)	(0.86)	n.m.

Net sales decreased 26.6% in the second quarter of fiscal 2009 as compared to the prior year period. The decrease was driven by sales declines between the second quarters of fiscal 2009 and fiscal 2008 for all regions. Foreign sales accounted for approximately 53% of total A&E sales in the second quarter of fiscal 2009, as compared to approximately 55% in the second quarter of fiscal 2008. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, in the second quarter of fiscal 2009 decreased from the second quarter of fiscal 2008, as a result of weak sales and poor overhead absorption in A&E’s U.S. operations and certain other foreign operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses in the second quarter of fiscal 2009 decreased from the second quarter of fiscal 2008; however SG&A expenses as a percent to sales increased primarily due to the decrease in sales that provide the leverage to offset fixed expenses. A&E has realized some SG&A expense reductions through the consolidation and rationalization of A&E's U.S. operations. Net profit from non-consolidated subsidiaries is recorded as a reduction to SG&A expenses and amounted to $0.2 million in the second quarter of fiscal 2009, as compared to $0.5 million in the second quarter of fiscal 2008.

A&E’s operating loss for the second quarter of fiscal 2009 resulted from a challenging automotive and retail apparel environment in many parts of the world and its impact on A&E’s customers. Although A&E has significantly reduced expenses, it was not enough to offset the decline in sales and reduced operating schedules. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations to more closely match sales volumes.

Year-To-Date Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 26 weeks ended March 29, 2009 and March 30, 2008. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	March 29, 2009		March 30, 2008
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$1,878,354	93.7	$1,789,668	91.7	5.0
American & Efird	126,635	6.3	162,647	8.3	(22.1)
Total	$2,004,989	100.0	$1,952,315	100.0	2.7

Gross Profit
Harris Teeter	$583,355	29.09	$557,382	28.55	4.7
American & Efird	22,366	1.12	35,022	1.79	(36.1)
Total	605,721	30.21	592,404	30.34	2.2

Selling, General and Admin. Expenses
Harris Teeter	494,004	24.64	466,783	23.91	5.8
American & Efird	28,037	1.40	35,502	1.82	(21.0)
Corporate	2,858	0.14	3,157	0.16	(9.5)
Total	524,899	26.18	505,442	25.89	3.8

Operating Profit (Loss)
Harris Teeter	89,351	4.45	90,599	4.64	(1.4)
American & Efird	(5,671)	(0.28)	(480)	(0.03)	n.m.
Corporate	(2,858)	(0.14)	(3,157)	(0.16)	(9.5)
Total	80,822	4.03	86,962	4.45	(7.1)

Other Expense, net	9,045	0.45	10,007	0.51	(9.6)
Income Tax Expense	25,953	1.29	29,545	1.51	(12.2)
Net Income	$45,824	2.29	$47,410	2.43	(3.3)

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at Harris Teeter which were partially offset by a decrease in sales at A&E when compared to the prior year. A&E’s foreign sales for the 26 weeks ended March 29, 2009, represented 3.4% of the consolidated net sales of the Company compared to 4.6% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit increased during the first half of fiscal 2009 over the prior year period as a result of gross profit increases at Harris Teeter that were offset, in part, by a gross profit decline at A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses increased during the first half of fiscal 2009, when compared to the prior year period, as a result of the increased operating costs at Harris Teeter driven by store expansion. The increased expenses were partially offset by reduced SG&A expenses at A&E and Corporate. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Interest expense for the 26 week period decreased over the prior year period by $0.9 million. The decrease in interest expense was driven by lower average interest rates on outstanding debt balances. Average outstanding debt balances actually increased between the comparable periods as a result of increased borrowings under the Company’s credit facility and new capital leases entered into in support of Harris Teeter’s new store development program.

The effective income tax rate for the 26 weeks ended March 29, 2009 was 36.2% as compared to 38.4% in the prior year period. Income tax expense for the first half of fiscal 2009 included a reversal of $1.6 million of valuation allowances associated with foreign tax credits which management now believes will be realized.

As a result of the items discussed above, consolidated net income for the 26 weeks ended March 29, 2009 decreased by $1.6 million, or 3.3%, over the prior year period and earnings per diluted share decreased by 3.1% to $0.95 per share in fiscal 2009 from $0.98 per share in fiscal 2008.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 26 weeks ended March 29, 2009 and March 30, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 29, 2009		March 30, 2008
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$1,878,354	100.00	$1,789,668	100.00	5.0
Cost of Sales	1,294,999	68.94	1,232,286	68.86	5.1
Gross Profit	583,355	31.06	557,382	31.14	4.7
SG&A Expenses	494,004	26.30	466,783	26.08	5.8
Operating Profit	$89,351	4.76	$90,599	5.06	(1.4)

Net sales increased by 5.0% for the 26 weeks of fiscal 2009, as compared to the prior year period. The increase in net sales was attributable to incremental new stores and was partially offset by a decline in comparable store sales. The increase in sales from new stores exceeded the loss of sales from closed stores by $112.6 million for the comparable periods. Comparable store sales, as previously defined, decreased 1.01% ($17.7 million) for the 26 weeks ended March 29, 2009, as compared to an increase of 3.83% ($59.4 million) for the 26 weeks ended March 30, 2008. Management believes that Harris Teeter’s comparable store sales for the 26-week period of fiscal 2009 were negatively impacted by the changing consumer buying habits created by the current economic environment and the timing of the Easter holiday which will fall into Harris Teeter’s third quarter of fiscal 2009, as opposed to the second quarter of fiscal 2008. On a comparable 25-week basis which excludes the Easter holiday in both periods, comparable store sales decreased by 0.71%. In addition, during the first half of fiscal 2009, Harris Teeter realized a higher percentage of sales of its lower priced store brand products, which management believes negatively impacted comparable store sales. Store brand product penetration was 24.84% during the first half of fiscal 2009, an increase of 43 basis points over the prior year period. Both the average ticket size and the number of shopping visits were down during the first half of fiscal 2009 as compared to the prior year period; however, Harris Teeter experienced an average increase in active households of 1.15% per comparable store (based on VIC data), evidencing a growing customer base in those stores. Comparable store sales were also negatively impacted by the cannibalization created by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

For the first half of fiscal 2009, gross profit as a percent to sales declined 8 basis points from the prior year as a result of additional promotional activity designed to provide more value to Harris Teeter’s customers. Management continues to adjust Harris Teeter’s promotional spending programs in response to the changing purchasing habits of Harris Teeter’s customers. The decline in the gross profit margin was offset, in part, by management’s emphasis on distribution and manufacturing cost controls and decreasing fuel costs.

SG&A expenses, and its percent to sales, for the first half of fiscal 2009 increased from the prior year period as a result of incremental costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs), increased credit and debit card fees and other occupancy costs. The increased costs were partially offset by improved labor management and additional cost controls in support departments. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $7.4 million (0.39% to sales) for the 26 weeks ended March 29, 2009, as compared to $7.8 million (0.44% to sales) for the 26 weeks ended March 30, 2008. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

As a result of the sales and cost elements described above, operating profit declined slightly over the prior year period. Harris Teeter continues to concentrate on expanding within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 26 weeks ended March 29, 2009 and March 30, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 29, 2009		March 30, 2008
		% to		% to	% Inc.
		Sales		Sales	(Dec.)
Net Sales	$126,635	100.00	$162,647	100.00	(22.1)
Cost of Sales	104,269	82.34	127,625	78.47	(18.3)
Gross Profit	22,366	17.66	35,022	21.53	(36.1)
SG&A Expenses	28,037	22.14	35,502	21.83	(21.0)
Operating Profit (Loss)	$(5,671)	(4.48)	$(480)	(0.30)	n.m.

Net sales decreased 22.1% for the 26 weeks ended March 29, 2009, as compared to the prior year period. The decrease was driven primarily by sales declines between the comparable 26 week periods of fiscal 2009 and fiscal 2008 for all regions. Foreign sales accounted for approximately 55% of total A&E sales for the 26-week periods of both fiscal 2009 and fiscal 2008. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to net sales, decreased during the 26 weeks ended March 29, 2009 from the prior year period primarily as a result of weak sales and poor overhead absorption in the U.S. operations and certain other foreign operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses during the first half of fiscal 2009 decreased from the prior year period; however SG&A expenses as a percent to sales increased primarily due to the decrease in sales that provide the leverage to offset fixed expenses. A&E has realized some SG&A expense reductions through the consolidation and rationalization of A&E's U.S. operations. Net profit from non-consolidated subsidiaries is recorded as a reduction to SG&A expenses and amounted to $1.8 million during the 26 weeks ended March 29, 2009, as compared to $0.9 million during the 26 weeks ended March 30, 2008. The increase in net profit from non-consolidated subsidiaries was driven primarily by A&E’s recent investments in Vardhman. As previously disclosed, SG&A expenses for the first half of fiscal 2008 included an expense reversal of approximately $0.9 million for costs associated with certain import duties levied against A&E’s operations in Mexico that had been previously accrued by A&E.

A&E’s operating loss for the first half of fiscal 2009 resulted from a challenging automotive and retail apparel environment in many parts of the world and its impact on A&E’s customers. Although A&E has significantly reduced expenses, it was not enough to offset the decline in sales and reduced operating schedules. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations to more closely match sales volumes.

Outlook
Harris Teeter’s operating performance and the Company’s strong financial position provides the flexibility to continue with Harris Teeter’s store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 12 new stores (1 of which will replace an existing store) and complete the major remodeling on 1 additional store, which will be expanded in size, during the remainder of fiscal 2009. The new store development program for fiscal 2009 is expected to result in a 9.3% increase in retail square footage as compared to an 8.5% increase in fiscal 2008. Due to the current economic environment, Harris Teeter has reduced or delayed the number of new store openings originally planned for the current year, as well as for fiscal 2010 and beyond. Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s capital expenditures for fiscal 2009 are presently estimated at approximately $212 million. Harris Teeter’s anticipated capital expenditures for fiscal 2010 are currently estimated at approximately $150 million, 29% less than fiscal 2009, and includes 15 new store openings (2 of which will replace existing stores). The new store program anticipates the continued expansion of Harris Teeter’s existing markets including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the growth opportunities in these countries and to become more Asian-centric. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable automotive and retail environment. If economic conditions continue to decline beyond current expectations and an improvement in conditions for the U.S. operations cannot be reasonably projected to improve, then there could be a non-cash impairment charge for goodwill recorded by A&E. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E’s global supply chain. In addition, management continues to evaluate ways to further rationalize A&E’s U.S. operations and to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s credit facility. During the 26 weeks ended March 29, 2009, net cash provided by operating activities was $112.6 million, or $29.8 million greater than the comparable period last year. Investing activities during the 26 weeks ended March 29, 2009 required net cash of $119.9 million, up $2.1 million from the comparable prior year period. Financing activities during the 26 weeks ended March 29, 2009 provided $8.4 million of cash and included a $24.2 million increase in borrowings under the Company’s credit facility.

During the 26 weeks ended March 29, 2009, consolidated capital expenditures totaled $110.0 million and were comprised of $108.7 million for Harris Teeter and $1.3 million for A&E. During this same period, Harris Teeter made an additional net investment of $0.2 million ($3.3 million additional investments less $3.1 million received from property investment sales and partnership distributions) in connection with the development of certain of its new stores. Additionally, A&E invested an additional $8.7 million in Vardhman and an additional $0.7 million in its joint venture in Brazil.

Fiscal 2009 consolidated capital expenditures are expected to total approximately $216 million, consisting of approximately $212 million for Harris Teeter and approximately $4 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2009 as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s credit facility. The Company’s credit facility provides substantially more liquidity than what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company’s credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility (“Revolving Credit Facility”) in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of March 29, 2009, the Company was in compliance with all financial covenants of the credit agreement and $53.2 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $26.1 million as of March 29, 2009. In addition to the $270.7 million of borrowings available under the Revolving Credit Facility as of March 29, 2009, the Company has the capacity to borrow up to an aggregate amount of $44.5 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. As of March 29, 2009, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeds the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s Revolving Credit Facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

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

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other merchants with recourse. These leases expire over the next 13 years, and the future minimum lease payments of approximately $55.4 million, in the aggregate, over that future period have been assumed by these merchants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $4.2 million for the remainder of fiscal 2009 (26 stores), $8.0 million in fiscal 2010 (26 stores), $7.6 million in fiscal 2011 (22 stores), $7.2 million in fiscal 2012 (21 stores), $6.1 million in fiscal 2013 (17 stores) and $22.3 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $26.1 million at March 29, 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company’s exposure to market risks results primarily from changes in interest rates. There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company's 2008 Annual Report except for the Company entering into a three-year interest rate swap agreement with a notional amount of $40 million to effectively fix the interest rate on $40 million of the Company’s term loan at 1.81%, excluding the applicable margin and associated fees.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of March 29, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company’s second quarter of fiscal 2009, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended March 29, 2009.

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 29, 2009.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price	Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs (1)	Programs
December 29, 2008 to February 1, 2009	- 0 -	n.a.	- 0 -	2,822,469
February 2, 2009 to March 1, 2009	- 0 -	n.a.	- 0 -	2,822,469
March 2, 2009 to March 29, 2009	- 0 -	n.a.	- 0 -	2,822,469
Total	- 0 -	n.a.	- 0 -	2,822,469

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of March 29, 2009, the Company had purchased 1,817,520 shares under this authorization and no shares were purchased during the quarter ended March 29, 2009. The stock buyback program has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ruddick Corporation was held on February 19, 2009 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters:

Election of Directors: The shareholders elected eleven directors for one-year terms to expire in 2010. There was no solicitation in opposition to the nominees as listed in the proxy statement, and all such nominees were elected. The following information is furnished with respect to each director elected at the meeting:

Director Elected at Annual Meeting	Shares Voted for Election	Shares Withholding Authority
For a one-year term:
John R. Belk	39,181,662	180,041
John P. Derham Cato	39,168,747	192,956
Alan T. Dickson	39,181,290	180,413
Thomas W. Dickson	39,163,634	198,069
James E. S. Hynes	39,175,362	186,341
Anna Spangler Nelson	39,187,285	174,418
Bailey W. Patrick	39,312,791	48,912
Robert H. Spilman, Jr.	38,801,924	559,779
Harold C. Stowe	39,187,187	174,516
Isaiah Tidwell	39,312,866	48,837
William C. Warden, Jr.	39,312,963	48,740

Ratify the Appointment of KPMG LLP: The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending September 27, 2009 with 39,056,894 shares voting for the ratification, 283,221 shares voting against the ratification and 21,585 shares abstaining.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	First Amendment to the Ruddick Corporation Director Deferral Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: May 1, 2009	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief,
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Sequential
(per Item 601 of Reg. S-K)	Description of Exhibit	Page No.
10.1	First Amendment to the Ruddick Corporation Director Deferral Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.