Form 10-Q
period 2009-06-28
RUDDICK CORP
filed 2009-08-05
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2009

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
     Yes _____             No _____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer X	Accelerated filer _____
Non-accelerated filer _____	Smaller reporting company _____
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes _____             No     X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of July 29, 2009
Common Stock	48,528,190 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	June 28,	September 28,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$33,647	$29,759
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,548 and $2,819	83,582	91,528
Refundable Income Taxes	5,172	8,607
Inventories	302,537	312,589
Deferred Income Taxes	7,025	6,477
Prepaid Expenses and Other Current Assets	25,376	28,196
Total Current Assets	457,339	477,156
Property, Net	1,066,708	967,331
Investments	157,737	143,902
Deferred Income Taxes	954	361
Goodwill	515	8,169
Intangible Assets	24,364	26,355
Other Long-Term Assets	76,948	73,133
Total Assets	$1,784,565	$1,696,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$7,070	$11,150
Current Portion of Long-Term Debt and Capital Lease Obligations	10,747	9,625
Accounts Payable	217,226	236,649
Dividends Payable	5,823	-
Deferred Income Taxes	46	347
Accrued Compensation	48,751	63,826
Other Current Liabilities	89,727	89,206
Total Current Liabilities	379,390	410,803
Long-Term Debt and Capital Lease Obligations	382,585	310,953
Deferred Income Taxes	14,467	10,877
Pension Liabilities	38,424	44,306
Other Long-Term Liabilities	92,300	89,685
Minority Interest	6,345	5,948
Commitments and Contingencies	-	-
Shareholders' Equity
Common Stock, no par value - Shares Outstanding: 48,527,869 at June 28, 2009
and 48,278,136 at September 28, 2008	88,147	83,252
Retained Earnings	812,412	767,562
Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	(29,505)	(26,979)
Total Shareholders' Equity	871,054	823,835
Total Liabilities and Shareholders' Equity	$1,784,565	$1,696,407

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net Sales	$1,024,890	$1,013,574	$3,029,879	$2,965,889
Cost of Sales	719,679	706,184	2,118,947	2,066,095
Selling, General and Administrative Expenses	264,343	262,192	789,242	767,634
Goodwill Impairment Charge	7,654	-	7,654	-
Long-Lived Asset Impairment Charge	2,237	-	2,237	-
Operating Profit	30,977	45,198	111,799	132,160
Interest Expense	4,272	5,220	13,296	15,131
Interest Income	(317)	(62)	(437)	(259)
Net Investment (Gain) Loss	(619)	(73)	(654)	22
Minority Interest	222	206	398	404
Income Before Taxes	27,419	39,907	99,196	116,862
Income Tax Expense	10,928	15,398	36,881	44,943
Net Income	$16,491	$24,509	$62,315	$71,919

Net Income Per Share:
Basic	$0.34	$0.51	$1.30	$1.50
Diluted	$0.34	$0.51	$1.29	$1.49

Weighted Average Number of Shares of Common Stock
Outstanding:
Basic	47,986	47,814	47,950	47,827
Diluted	48,358	48,285	48,311	48,306

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Common	Retained	Comprehensive	Shareholders'	Comprehensive
	(No Par Value)	Stock	Earnings	Income (Loss)	Equity	Income
Balance at September 30, 2007	48,127,252	$81,677	$693,992	$(39,059)	$736,610
Exercise of Stock Options,
including Tax Benefits of $1,726	186,710	4,335	-	-	4,335
Directors' Stock Plan	-	(11)	-	-	(11)
Share-Based Compensation	203,794	4,319	-	-	4,319
Shares Effectively Purchased and
Retired for Withholding Taxes	(28,257)	(1,033)	-	-	(1,033)
Shares Purchased and Retired	(203,500)	(6,601)	-	-	(6,601)
Net Earnings	-	-	71,919	-	71,919	$71,919
Dividends ($0.36 a Share)	-	-	(17,390)	-	(17,390)
Foreign Currency Translation
Adjustment, net of $433 for Taxes	-	-	-	2,705	2,705	2,705
Pension Liability – Tax Effect of
Deferred Rate Change	-	-	-	50	50	50
Balance at June 29, 2008	48,285,999	$82,686	$748,521	$(36,304)	$794,903	$74,674

Balance at September 28, 2008	48,278,136	$83,252	$767,562	$(26,979)	$823,835
Exercise of Stock Options,
including Tax Benefits of $417	85,862	1,784	-	-	1,784
Share-Based Compensation	206,888	4,275	-	-	4,275
Shares Effectively Purchased and
Retired for Withholding Taxes	(43,017)	(1,164)	-	-	(1,164)
Net Earnings	-	-	62,315	-	62,315	$62,315
Dividends ($0.36 a Share)	-	-	(17,465)	-	(17,465)
Unrealized Loss on Cash Flow Hedge,
net of Tax Benefits of $15	-	-	-	(23)	(23)	(23)
Postemployment Benefits Liability,
net of Tax Benefits of $29	-	-	-	(76)	(76)	(76)
Pension Liability – Tax Effect of
Deferred Rate Change				(71)	(71)	(71)
Foreign Currency Translation
Adjustment, including $300 for Taxes	-	-	-	(2,356)	(2,356)	(2,356)
Balance at June 28, 2009	48,527,869	$88,147	$812,412	$(29,505)	$871,054	$59,789

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands)
(unaudited)

	39 Weeks Ended
	June 28,	June 29,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$62,315	$71,919
Non-Cash Items Included in Net Income
Depreciation and Amortization	92,822	84,373
Deferred Income Taxes	1,830	1,240
Net Gain on Property Sales	(298)	(1,474)
Impairment Losses	9,891	-
Share-Based Compensation	4,275	4,319
Other, Net	(930)	148
Changes in Operating Accounts Utilizing Cash	(17,573)	(31,581)
Dividends Received from Non-Consolidated Subsidiaries	940	500
Net Cash Provided by Operating Activities	153,272	129,444

INVESTING ACTIVITIES:
Capital Expenditures	(164,276)	(145,277)
Purchase of Other Investments	(16,563)	(38,655)
Acquired Favorable Leases	-	(1,150)
Proceeds from Sale of Property	4,567	16,713
Return of Partnership Investments	595	129
Investments in Company-Owned Life Insurance	(656)	(1,352)
Other, Net	(612)	(1,563)
Net Cash Used in Investing Activities	(176,945)	(171,155)

FINANCING ACTIVITIES:
Net (Payments on) Proceeds from Short-Term Debt Borrowings	(3,563)	1,482
Net Proceeds from (Payments on) Revolver Borrowings	50,700	(20,600)
Proceeds from Long-Term Debt Borrowings	1,652	100,751
Payments on Long-Term Debt and Capital Lease Obligations	(9,702)	(11,511)
Dividends Paid	(11,642)	(17,390)
Proceeds from Stock Issued	1,367	2,609
Share-Based Compensation Tax Benefits	417	1,726
Purchase and Retirement of Common Stock	-	(6,601)
Other, Net	(1,101)	(1,184)
Net Cash Provided by Financing Activities	28,128	49,282
Increase in Cash and Cash Equivalents	4,455	7,571
Effect of Foreign Currency Fluctuations on Cash	(567)	428
Cash and Cash Equivalents at Beginning of Period	29,759	26,747
Cash and Cash Equivalents at End of Period	$33,647	$34,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest, Net of Amounts Capitalized	$13,062	$14,221
Income Taxes	30,654	44,002
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	29,397	22,942

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

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on November 21, 2008 (“Company’s 2008 Annual Report”).

The Company’s Consolidated Condensed Balance Sheet as of September 28, 2008 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended June 28, 2009 are not necessarily indicative of results for a full year.

The Company has evaluated subsequent events through August 5, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

During the second quarter of fiscal 2009, the Company entered into a three-year interest rate swap agreement with a notional amount of $40 million to effectively fix the interest rate on $40 million of the Company’s term loan at 1.81%, excluding the applicable margin and associated fees. A second three-year interest rate swap agreement with a notional amount of $40 million was entered into during the third quarter of fiscal 2009 to effectively fix the interest rate on an additional $40 million of the Company’s term loan at 1.80%, excluding the applicable margin and associated fees. Both interest rate swaps were designated as cash flow hedges.

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

Credit-Risk Related Contingent Features
The Company’s derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures under SFAS No. 157 and SFAS No. 161, on a combined basis, for the Company’s financial instruments, designated as a cash flow hedge (in thousands):

Fair Value Measurements at June 28, 2009
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Instruments	Observable Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps (included with
Other Long-Term Liabilities on
the balance sheet)	$38	$-	$38	$-

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Gain (Loss) recognized in other comprehensive income	$418	$-	$(38)	$-

Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the 13 and 39 weeks ended June 28, 2009 and June 29, 2008 (in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net Sales:
Retail Grocery	$964,190	$926,347	$2,842,544	$2,716,015
Industrial Thread	60,700	87,227	187,335	249,874
Consolidated	$1,024,890	$1,013,574	$3,029,879	$2,965,889

Operating Profit (Loss):
Retail Grocery	$42,790	$44,523	$132,141	$135,122
Industrial Thread	(10,236)	2,327	(15,907)	1,847
Corporate	(1,577)	(1,652)	(4,435)	(4,809)
Consolidated	$30,977	$45,198	$111,799	$132,160

Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Basic EPS:
Net income	$16,491	$24,509	$62,315	$71,919
Weighted average common shares outstanding	47,986	47,814	47,950	47,827
Basic EPS	$0.34	$0.51	$1.30	$1.50

Diluted EPS:
Net income	$16,491	$24,509	$62,315	$71,919
Weighted average common shares outstanding	47,986	47,814	47,950	47,827
Net potential common share equivalents - stock options	112	251	125	279
Net potential common share equivalents - stock awards	260	220	236	200
Weighted average common shares outstanding	48,358	48,285	48,311	48,306
Diluted EPS	$0.34	$0.51	$1.29	$1.49

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents – stock options	10	-	10	-
Anti-dilutive common share equivalents – stock awards	-	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 137,000 and 139,000 performance shares were excluded from the computation of diluted shares for the periods ended June 28, 2009 and June 29, 2008, respectively.

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

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Pension Plan:
Service cost	$42	$398	$168	$1,192
Interest cost	2,990	4,268	12,081	12,773
Expected return on plan assets	(3,051)	(4,666)	(12,329)	(13,965)
Amortization of prior service cost	25	55	103	165
Recognized net actuarial loss	-	1,110	-	3,322
Net periodic pension expense	$6	$1,165	$23	$3,487

SERP:
Service cost	$166	$206	$498	$617
Interest cost	530	472	1,589	1,417
Amortization of prior service cost	62	62	186	186
Recognized net actuarial loss	-	115	-	345
Net periodic pension expense	$758	$855	$2,273	$2,565

Expense related to the Savings Plan amounted to $5,528,000 and $5,213,000 for the 13 weeks and $16,148,000 and $15,033,000 for the 39 weeks ended June 28, 2009 and June 29, 2008, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report, the Company’s current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions. The Company contributed $7.5 million to its Pension Plan during the 39 weeks ended June 28, 2009.

Contributions to the Company’s SERP are equal to the benefit payments made during the year. The Company has contributed $926,000 during the 39 weeks ended June 28, 2009, and anticipates contributing approximately $309,000 more for expected future benefit payments during the remainder of fiscal 2009.

Equity Incentive Plans
The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report, the Company’s Board of Directors generally began approving stock awards in lieu of stock options beginning in November 2004.

A summary of the status of the Company's stock awards as of June 28, 2009 and June 29, 2008, changes during the 39-week periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	June 28, 2009		June 29, 2008
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	589	$30.34	477	$25.17
Granted	268	26.54	278	36.69
Vested	(128)	26.96	(87)	23.45
Forfeited	(60)	35.34	(65)	28.66
Non-vested at end of period	669	29.01	603	30.35

The total fair value of stock awards that vested during the 39 weeks ended June 28, 2009 and June 29, 2008 was $3,484,000 and $3,190,000, respectively.

The stock awards are being expensed over the employees’ five-year vesting service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to stock awards amounted to $1,397,000 and $1,550,000 for the 13 weeks and $4,263,000 and $4,296,000 for the 39 weeks ended June 28, 2009 and June 29, 2008, respectively. Unamortized expense related to these awards as of June 28, 2009 amounted to $9,060,000 and had a weighted average recognition period of 1.94 years.

A summary of the status of the Company's stock option plans as of June 28, 2009 and June 29, 2008, changes during the 39-week periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	June 28, 2009		June 29, 2008
	Shares	Price	Shares	Price
Outstanding at beginning of period	483	$16.40	731	$16.01
Granted	-	-	10	35.24
Exercised	(86)	16.07	(201)	15.95
Forfeited	-	-	(5)	16.57
Outstanding at end of period	397	16.47	535	16.39
Options exercisable at end of period	397	16.47	433	16.27

As of June 28, 2009, all outstanding stock options were exercisable and the price per share ranged from $11.50 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of June 28, 2009 and June 29, 2008, and stock options exercised during the 39-week periods ending on those dates is presented below (in thousands):

	June 28, 2009	June 29, 2008
Intrinsic value of outstanding options at end of period	$2,917	$9,888
Intrinsic value of options exercisable at end of period	2,917	8,053
Intrinsic value of stock options exercised during the period	914	4,068

Compensation costs related to stock options amounted to zero and $3,000 for the 13 weeks ended June 28, 2009 and June 29, 2008, respectively. For the 39 weeks ended June 28, 2009 and June 29, 2008, stock option compensation costs amounted to $12,000 and $23,000, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate the expected life, volatility and expected forfeitures of the stock option value. The risk-free rate was based on the U.S. Treasury rate in effect at the time of grant. There were no stock options granted during fiscal 2009. The weighted average fair value for stock options granted in fiscal 2008 was $11.28 per option and was based on the following weighted average assumptions: an expected life of 6.32 years; a risk-free interest rate of 3.23%; volatility of 31.51%; and a dividend yield of 1.38%.

Inventory
The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	June 28, 2009	September 28, 2008
Finished Goods	$278,660	$281,952
Raw Materials and Supplies	18,738	23,901
Work in Process	5,139	6,736
Total Inventories	$302,537	$312,589

Intangible Assets
The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	June 28, 2009	September 28, 2008
Acquired favorable operating leases	$18,170	$18,170
Customer lists	5,534	5,534
Land use rights – foreign operations	4,449	4,439
Non-compete agreements	3,732	4,054
Trademarks, licenses and other	2,554	2,554
Total intangibles	34,439	34,751
Accumulated amortization	(10,075)	(8,396)
Total intangible assets, net of accumulated amortization	$24,364	$26,355

Acquired favorable operating leases are recorded at Harris Teeter. All other intangible assets are recorded by A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $666,000 and $681,000 for the 13 weeks and $2,001,000 and $2,001,000 for the 39 weeks ended June 28, 2009 and June 29, 2008, respectively. Intangible assets have remaining useful lives from 1 year to 47 years. Projected amortization expense for intangible assets existing as of June 28, 2009 is: $612,000 for the remainder of fiscal 2009 and $2,340,000, $1,902,000, $1,624,000 and $1,406,000 for fiscal years 2010, 2011, 2012 and 2013, respectively.

Goodwill
Goodwill is recorded by A&E. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” A&E applies a fair value-based impairment test to the net book value of goodwill on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual review was conducted in the first quarter of fiscal 2009, resulting in no goodwill impairment charge being required. However, the continuing deterioration of the economy during 2009, particularly with respect to A&E’s customers in the retail apparel and non-apparel markets, has caused management to lower its expected future cash flows of its U.S. operating segment. Consistent with SFAS No. 142, A&E performed an interim impairment test of goodwill in connection with its annual strategic planning process and financial statement preparations for the third quarter of fiscal 2009.

As a result of the interim goodwill impairment test performed as of June 28, 2009, A&E recorded a non-cash impairment charge related to all of the goodwill of its U.S. operating segment of $7,654,000. A&E also recorded related deferred tax benefits of $2,932,000.

In connection with the interim goodwill impairment test discussed above, A&E also recorded an impairment charge of $2,237,000 for the write-down of long-lived assets of its U.S. operating segment, along with related deferred tax benefits of $860,000.

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company’s significant fixed interest debt obligations (Senior Notes due at various dates through 2017) outstanding as of June 28, 2009 was approximately $127,700,000 as compared to its carrying amount of $114,286,000. This estimated fair value is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities.

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

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several sub-tenants with recourse. These various leases expire over the next 12 years and the future minimum lease payments totaling $54,456,000 over this period have been assumed by the sub-tenants.

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

Harris Teeter has continued with its planned new store development program. Since the end of the third quarter of fiscal 2008, Harris Teeter has opened 14 new stores while closing 2 stores for a net addition of 12 stores. Harris Teeter operated 186 stores at June 28, 2009. Much of Harris Teeter’s new store growth is focused on its expanding Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The new store activity, and its associated pre-opening and incremental start-up costs, has required additional borrowings under the Company’s revolving credit facility.

Business conditions for A&E’s customers have also been negatively impacted by the current economic environment and the cautious consumer. A&E has experienced a significant decline in sales as a result of the serious global economic conditions facing their customers in the apparel and non-apparel markets. In addition, apparel production in the Americas has continued to decline due to the continued shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, approximately 73% in 2007, approximately 74% in 2008 and approximately 75% for the first five months in 2009. This has greatly impacted A&E’s operations in the Americas. As a result, A&E’s strategic plans have included the expansion of its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

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

In connection with A&E’s quarterly financial statement preparation and evaluation for goodwill impairment triggering events, management concluded that the current economic environment and its impact on the Company’s strategic planning process qualified as a triggering event that required A&E to perform tests for goodwill impairment. As a result, A&E recorded non-cash impairment charges related to its U.S. operating unit during the third quarter of fiscal 2009. Impairment charges included the write-off of all of the goodwill associated with its U.S. acquisitions previously made in 1995 and 1996. In addition, non-cash charges of $2.2 million were recorded in the third quarter of fiscal 2009 for the write-down of long-lived assets.

Quarterly Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended June 28, 2009 and June 29, 2008. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	June 28, 2009		June 29, 2008
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$964,190	94.1	$926,347	91.4	4.1
American & Efird	60,700	5.9	87,227	8.6	(30.4)
Total	$1,024,890	100.0	$1,013,574	100.0	1.1

Gross Profit
Harris Teeter	$293,050	28.59	$288,453	28.46	1.6
American & Efird	12,161	1.19	18,937	1.87	(35.8)
Total	305,211	29.78	307,390	30.33	0.7

Selling, General and Admin. Expenses
Harris Teeter	250,260	24.41	243,930	24.07	2.6
American & Efird	12,506	1.22	16,610	1.64	(24.7)
Corporate	1,577	0.16	1,652	0.16	(4.5)
Total	264,343	25.79	262,192	25.87	0.8

Impairment Charges – American & Efird
Goodwill Impairment	7,654	0.75	-	-	n.m.
Long-Lived Asset Impairments	2,237	0.22	-	-	n.m.
Total	9,891	0.97	-	-	n.m.

Operating Profit (Loss)
Harris Teeter	42,790	4.18	44,523	4.39	(3.9)
American & Efird	(10,236)	(1.00)	2,327	0.23	n.m.
Corporate	(1,577)	(0.16)	(1,652)	(0.16)	(4.5)
Total	30,977	3.02	45,198	4.46	(31.5)

Other Expense, net	3,558	0.35	5,291	0.52	(32.8)
Income Tax Expense	10,928	1.06	15,398	1.52	(29.0)
Net Income	$16,491	1.61	$24,509	2.42	(32.7)

n.m. – not meaningful

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at Harris Teeter and was partially offset by a decrease in sales at A&E, when compared to the prior year. A&E’s foreign sales for the third quarter of fiscal 2009 represented 3.3% of the consolidated net sales of the Company compared to 4.9% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit decreased during the third quarter of fiscal 2009 over the prior year period as a result of A&E’s gross profit declines offsetting gross profit increases at Harris Teeter. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

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

During the third quarter of fiscal 2009, A&E recorded non-cash impairment charges related to its U.S. operating unit. The related income tax benefit of these charges amounted to $3,792,000, resulting in a net income reduction of $6,099,000. Refer to the discussion of segment operations under the caption “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Interest expense decreased over the prior year period by $0.9 million, as a result of lower average interest rates on outstanding debt balances. Average outstanding debt balances increased between the comparable periods as a result of increased borrowings under the Company’s credit facility and new capital leases entered into in support of Harris Teeter’s new store development program.

The effective income tax rate for the third quarter of fiscal 2009 was 39.9%, as compared to 38.6% in the prior year period. The rate for the current period increased over the prior year as a result of adjustments made for an increase in the Company’s state income taxes.

As a result of the items discussed above, consolidated net income for the third quarter of fiscal 2009 decreased by $8.0 million, or 32.7%, over the prior year period and earnings per diluted share decreased by 33.3% to $0.34 per share for the third quarter of fiscal 2009 from $0.51 per share in the same period of fiscal 2008. The impairment charges recorded by A&E reduced earnings per diluted share by $0.13.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended June 28, 2009 and June 29, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 28, 2009		June 29, 2008
		% to		% to	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales	$964,190	100.00	$926,347	100.00	4.1
Cost of Sales	671,140	69.61	637,894	68.86	5.2
Gross Profit	293,050	30.39	288,453	31.14	1.6
SG&A Expenses	250,260	25.95	243,930	26.33	2.6
Operating Profit	$42,790	4.44	$44,523	4.81	(3.9)

Net sales increased by 4.1% in the third quarter of fiscal 2009 as compared to the prior year period. The increase in net sales was attributable to incremental new stores and was partially offset by a decline in comparable store sales. The increase in sales from new stores exceeded the loss of sales from closed stores by $52.7 million for the comparable periods. Comparable store sales (see definition below) decreased 1.42% ($12.7 million) in the third quarter of fiscal 2009, as compared to an increase of 1.73% ($14.1 million) in the third quarter of fiscal 2008. As previously disclosed, comparable store sales for the third quarter of fiscal 2009 was impacted by the shift of the Easter holiday from second quarter in fiscal 2008 to third quarter in fiscal 2009. This shift in the Easter holiday had a 32 basis point impact on third quarter comparable store sales. Management believes that Harris Teeter’s comparable store sales for the quarter were negatively impacted by the changing consumer buying habits created by the current economic environment. The percentage of sales of Harris Teeter’s lower priced store brand products during the third quarter of fiscal 2009 was 27.10%, a decrease of 20 basis points over the third quarter of fiscal 2008, but an increase of 230 basis points over the second quarter of fiscal 2009. The number of shopping visits increased, however the average ticket size was down in the third quarter of fiscal 2009, as compared to the prior year. In addition, Harris Teeter experienced an average increase in active households of 1.77% per comparable store (based on VIC data), evidencing a growing customer base in those stores. Comparable store sales were also negatively impacted by the cannibalization created by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit, as a percent to sales, in the third quarter of fiscal 2009 declined 75 basis points from the prior year as a result of additional promotional activity designed to provide more value to Harris Teeter’s customers. Management continues to adjust Harris Teeter’s promotional spending programs in response to the changing purchasing habits of Harris Teeter’s customers. The decline in the gross profit margin was offset, in part, by management’s emphasis on distribution and manufacturing cost controls and decreasing fuel costs.

SG&A expenses, as a percent to sales, for the third quarter of fiscal 2009 decreased 38 basis points from the prior year period as a result of the leverage created through sales gains that apply against fixed costs, improved labor management and additional cost controls in support departments. The sales increases, along with a continued emphasis on operational efficiencies and cost controls, have provided the leverage to partially offset the additional costs associated with Harris Teeter’s increased promotional activity and new store program (pre-opening costs and incremental start-up costs), increased associate benefit costs, credit and debit card fees and other occupancy costs. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $4.1 million (0.42% to sales) for the third quarter of fiscal 2009, as compared to $3.7 million (0.40% to sales) for the third quarter of fiscal 2008. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

As a result of the sales and cost elements described above, operating profit declined 3.9% over the prior year period. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended June 28, 2009 and June 29, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 28, 2009		June 29, 2008
		% to		% to	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales	$60,700	100.00	$87,227	100.00	(30.4)
Cost of Sales	48,539	79.96	68,290	78.29	(28.9)
Gross Profit	12,161	20.04	18,937	21.71	(35.8)
SG&A Expenses	12,506	20.60	16,610	19.04	(24.7)
Goodwill Impairment Charge	7,654	12.61	-	-	n.m.
Long-Lived Asset Impairment Charges	2,237	3.69	-	-	n.m.
Operating (Loss) Profit	$(10,236)	(16.86)	$2,327	2.67	n.m.

Net sales decreased 30.4% in the third quarter of fiscal 2009 as compared to the prior year period. The decrease was driven by sales declines between the third quarters of fiscal 2009 and fiscal 2008 for all regions. The global recession and its continuing negative impact on consumer spending is depressing the worldwide supply chain and A&E’s customers have cut back orders in response to the reduction of retail sales. Foreign sales accounted for approximately 55% of total A&E sales in the third quarter of fiscal 2009, as compared to approximately 57% in the prior year period. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to sales, in the third quarter of fiscal 2009 decreased from the third quarter of fiscal 2008, as a result of weak sales and poor overhead absorption in A&E’s U.S. operations and certain other foreign operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses in the third quarter of fiscal 2009 decreased from the third quarter of fiscal 2008; however SG&A expenses as a percent to sales increased primarily due to the decrease in sales that provide the leverage to offset fixed expenses. A&E has realized some SG&A expense reductions through the consolidation and rationalization of A&E's U.S. operations. Net profit from non-consolidated subsidiaries is recorded as a reduction to SG&A expenses and amounted to $1.3 million in the third quarter of fiscal 2009, as compared to $1.1 million in the third quarter of fiscal 2008.

During the third quarter of fiscal 2009, A&E recorded non-cash impairment charges of $7.7 million related to its U.S. operating unit. Impairment charges included the write-off of all of the goodwill associated with its U.S. acquisitions previously made in 1995 and 1996. In addition, non-cash charges of $2.2 million were recorded in the third quarter of fiscal 2009 for the write-down of long-lived assets.

A&E’s operating loss for the third quarter of fiscal 2009 was comprised of $9.9 million of impairment charges discussed above and $0.3 million of operating losses resulting from the challenging economic environment in many parts of the world and its impact on A&E’s customers. Although A&E has significantly reduced expenses, it was not enough to offset the decline in sales and reduced operating schedules. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations to more closely match sales volumes.

Year-To-Date Results

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 39 weeks ended June 28, 2009 and June 29, 2008. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	June 28, 2009		June 29, 2008
		% to Total		% to Total	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales
Harris Teeter	$2,842,544	93.8	$2,716,015	91.6	4.7
American & Efird	187,335	6.2	249,874	8.4	(25.0)
Total	$3,029,879	100.0	$2,965,889	100.0	2.2

Gross Profit
Harris Teeter	$876,405	28.92	$845,835	28.52	3.6
American & Efird	34,527	1.14	53,959	1.82	(36.0)
Total	910,932	30.06	899,794	30.34	1.2

Selling, General and Admin. Expenses
Harris Teeter	744,264	24.56	710,713	23.96	4.7
American & Efird	40,543	1.34	52,112	1.76	(22.2)
Corporate	4,435	0.15	4,809	0.16	(7.8)
Total	789,242	26.05	767,634	25.88	2.8

Impairment Charges – American & Efird
Goodwill Impairment	7,654	0.25	-	-	n.m.
Long-Lived Asset Impairments	2,237	0.07	-	-	n.m.
Total	9,891	0.32	-	-	n.m.

Operating Profit (Loss)
Harris Teeter	132,141	4.36	135,122	4.56	(2.2)
American & Efird	(15,907)	(0.52)	1,847	0.06	n.m.
Corporate	(4,435)	(0.15)	(4,809)	(0.16)	(7.8)
Total	111,799	3.69	132,160	4.46	(15.4)

Other Expense, net	12,603	0.42	15,298	0.52	(17.6)
Income Tax Expense	36,881	1.21	44,943	1.52	(17.9)
Net Income	$62,315	2.06	$71,919	2.42	(13.4)

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at Harris Teeter which were partially offset by a decrease in sales at A&E when compared to the prior year. A&E’s foreign sales for the 39 weeks ended June 28, 2009, represented 3.4% of the consolidated net sales of the Company compared to 4.7% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Gross profit increased during the first three quarters of fiscal 2009 over the prior year period as a result of gross profit increases at Harris Teeter that were offset, in part, by a gross profit decline at A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

SG&A expenses increased during the first three quarters of fiscal 2009, when compared to the prior year period, as a result of the increased operating costs at Harris Teeter driven by store expansion. The increased expenses were partially offset by reduced SG&A expenses at A&E and Corporate. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

During the third quarter of fiscal 2009, A&E recorded non-cash impairment charges related to its U.S. operating unit. The related income tax benefit of these charges amounted to $3,792,000, resulting in a net income reduction of $6,099,000. Refer to the discussion of segment operations under the caption “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other Expense, net includes interest expense, interest income, investment gains and losses, and minority interest. Interest expense for the 39-week period decreased over the prior year period by $1.8 million. The decrease in interest expense was driven by lower average interest rates on outstanding debt balances. Average outstanding debt balances increased between the comparable periods as a result of increased borrowings under the Company’s credit facility and new capital leases entered into in support of Harris Teeter’s new store development program.

The effective income tax rate for the 39 weeks ended June 28, 2009 was 37.2% as compared to 38.5% in the prior year period. Income tax expense for the first three quarters of fiscal 2009 included the removal of $1.6 million of valuation allowances associated with foreign tax credits which management now believes will be realized and adjustments made for an increase in the Company’s state income taxes.

As a result of the items discussed above, consolidated net income for the 39 weeks ended June 28, 2009 decreased by $9.6 million, or 13.4%, over the prior year period and earnings per diluted share decreased by 13.4% to $1.29 per share for the first three quarters of fiscal 2009 from $1.49 per share over the prior year period. The impairment charges recorded by A&E reduced earnings per diluted share by $0.13.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 39 weeks ended June 28, 2009 and June 29, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

		June 28, 2009		June 29, 2008
		% to		% to	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales	$2,842,544	100.00	$2,716,015	100.00	4.7
Cost of Sales	1,966,139	69.17	1,870,180	68.86	5.1
Gross Profit	876,405	30.83	845,835	31.14	3.6
SG&A Expenses	744,264	26.18	710,713	26.16	4.7
Operating Profit	$132,141	4.65	$135,122	4.98	(2.2)

Net sales increased by 4.7% for the 39 weeks of fiscal 2009 as compared to the prior year period. The increase in net sales was attributable to incremental new stores and was partially offset by a decline in comparable store sales. The increase in sales from new stores exceeded the loss of sales from stores closed by $165.3 million for the comparable periods. Comparable store sales, as previously defined, decreased 1.15% ($30.4 million) for the 39 weeks ended June 28, 2009, as compared to an increase of 3.11% ($73.4 million) for the 39 weeks ended June 29, 2008. Management believes that Harris Teeter’s comparable store sales for the 39-week period of fiscal 2009 were negatively impacted by the changing consumer buying habits created by the current economic environment. In addition, during the first three quarters of fiscal 2009, Harris Teeter realized a higher percentage of sales of its lower priced store brand products, which management believes negatively impacted comparable store sales. Store brand product penetration was 16.42% during the first three quarters of fiscal 2009, an increase of 33 basis points over the prior year period. The number of shopping visits increased, however the average ticket size was down during the first three quarters of fiscal 2009 as compared to the prior year period. In addition, Harris Teeter experienced an average increase in active households of 1.36% per comparable store (based on VIC data), evidencing a growing customer base in those stores. Comparable store sales were also negatively impacted by the cannibalization created by Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

For the first three quarters of fiscal 2009, gross profit as a percent to sales declined 31 basis points from the prior year as a result of additional promotional activity designed to provide more value to Harris Teeter’s customers. Management continues to adjust Harris Teeter’s promotional spending programs in response to the changing purchasing habits of Harris Teeter’s customers. The decline in the gross profit margin was offset, in part, by management’s emphasis on distribution and manufacturing cost controls and decreasing fuel costs.

SG&A expenses, and its percent to sales, for the first three quarters of fiscal 2009 increased from the prior year period as a result of incremental costs associated with Harris Teeter’s new store program (pre-opening costs and incremental start-up costs), associate benefit costs, increased credit and debit card fees and other occupancy costs. The increased costs were partially offset by improved labor management and additional cost controls in support departments. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $11.5 million (0.40% to sales) for the 39 weeks ended June 28, 2009, as compared to $11.6 million (0.43% to sales) for the 39 weeks ended June 29, 2008. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

As a result of the sales and cost elements described above, operating profit declined 2.2% over the prior year period. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's American & Efird textile subsidiary for the 39 weeks ended June 28, 2009 and June 29, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

		June 28, 2009		June 29, 2008
		% to		% to	% Inc.
		Net Sales		Net Sales	(Dec.)
Net Sales	$187,335	100.00	$249,874	100.00	(25.0)
Cost of Sales	152,808	81.57	195,915	78.41	(22.0)
Gross Profit	34,527	18.43	53,959	21.59	(36.0)
SG&A Expenses	40,543	21.64	52,112	20.85	(22.2)
Goodwill Impairment Charge	7,654	4.09	-	-	n.m.
Long-Lived Asset Impairment Charges	2,237	1.19	-	-	n.m.
Operating (Loss) Profit	$(15,907)	(8.49)	$1,847	0.74	n.m.

Net sales decreased 25.0% for the 39 weeks ended June 28, 2009 as compared to the prior year period. The decrease was driven primarily by sales declines between the comparable 39-week periods of fiscal 2009 and fiscal 2008 for all regions. The global recession and its continuing negative impact on consumer spending is depressing the worldwide supply chain and A&E’s customers have cut back orders in response to the reduction of retail sales. Foreign sales accounted for approximately 55% of total A&E sales for the first three quarters of fiscal 2009, as compared to approximately 56% in the prior year period. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to net sales, decreased during the 39 weeks ended June 28, 2009 from the prior year period primarily as a result of weak sales and poor overhead absorption in the U.S. operations and certain other foreign operations. The shifting of apparel production from the Americas to Asia has continued and management is focused on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses decreased in the first three quarters of fiscal 2009 from the prior year period; however SG&A expenses as a percent to sales increased primarily due to the decrease in sales that provide the leverage to offset fixed expenses. A&E has realized some SG&A expense reductions through the consolidation and rationalization of A&E's U.S. operations. Net profit from non-consolidated subsidiaries is recorded as a reduction to SG&A expenses and amounted to $3.1 million during the 39 weeks ended June 28, 2009, as compared to $2.0 million during the 39 weeks ended June 29, 2008. The increase in net profit from non-consolidated subsidiaries was driven primarily by A&E’s recent investments in Vardhman. As previously disclosed, SG&A expenses for the first three quarters of fiscal 2008 included an expense reversal of approximately $0.9 million for costs associated with certain import duties levied against A&E’s operations in Mexico that had been previously accrued by A&E.

During the third quarter of fiscal 2009, A&E recorded non-cash impairment charges of $7.7 million related to its U.S. operating unit. Impairment charges included the write-off of all of the goodwill associated with its U.S. acquisitions previously made in 1995 and 1996. In addition, non-cash charges of $2.2 million were recorded in the third quarter of fiscal 2009 for the write-down of long-lived assets.

A&E’s operating loss for the first three quarters of fiscal 2009 was comprised of $9.9 million of impairment charges discussed above and $6.0 million of operating losses resulting from the challenging economic environment in many parts of the world and its impact on A&E’s customers. Although A&E has significantly reduced expenses, it was not enough to offset the decline in sales and reduced operating schedules. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations to more closely match sales volumes.

Outlook
Harris Teeter’s operating performance and the Company’s strong financial position provides the flexibility to continue with Harris Teeter’s store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional four new stores (one of which will replace an existing store) and complete the major remodeling on one additional store, which will be expanded in size, during the fourth quarter of fiscal 2009. The new store development program for fiscal 2009 is expected to result in a 8.7% increase in retail square footage as compared to an 8.5% increase in fiscal 2008. Due to the current economic environment, Harris Teeter has reduced or delayed the number of new store openings originally planned for the current year, as well as for fiscal 2010 and beyond. Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

As previously disclosed, the Company identified a site for a new distribution center outside of Fredericksburg, VA. Harris Teeter originally estimated the cost for the new facility and equipment at approximately $100 million and an opening sometime in fiscal 2012. While the Company continues with its due diligence procedures, it is also exploring other alternatives. If the new distribution center is pursued, its anticipated construction timeframe is expected to be deferred beyond the original contemplated timeframe of fiscal 2011 and 2012.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the growth opportunities in these countries and to become more Asian-centric. A&E will find it difficult to generate significant improvements in profitability in the absence of a more favorable retail environment. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E’s global supply chain. In addition, management intends to continue to reduce expenses to more closely match sales volumes and to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

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

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned operating subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of retail grocery and the manufacturing and distribution of industrial thread, technical textiles and embroidery thread, respectively. The Company has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain fixed assets, cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to its subsidiaries and is dependent upon income and associated cash flows from its operating subsidiaries.

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s credit facility. During the 39 weeks ended June 28, 2009, net cash provided by operating activities was $153.3 million, or $23.8 million greater than the comparable period last year. Investing activities during the 39 weeks ended June 28, 2009 required net cash of $176.9 million, up $5.8 million from the comparable prior year period. Financing activities during the 39 weeks ended June 28, 2009 provided $28.1 million of cash and included a $50.7 million increase in borrowings under the Company’s credit facility.

During the 39 weeks ended June 28, 2009, consolidated capital expenditures totaled $164.3 million and were comprised of $162.4 million for Harris Teeter and $1.9 million for A&E. During this same period, Harris Teeter made an additional net investment of $3.0 million ($7.1 million additional investments less $4.1 million received from property investment sales and partnership distributions) in connection with the development of certain of its new stores. Additionally, A&E invested an additional $8.7 million in Vardhman and an additional $0.7 million in its joint venture in Brazil.

Fiscal 2009 consolidated capital expenditures are expected to total approximately $216 million, consisting of approximately $212 million for Harris Teeter and approximately $4 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2009 as well as in the foreseeable future. A&E expects to mainly invest in the modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s credit facility. Management believes that the Company’s revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company’s credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility (“Revolving Credit Facility”) in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 28, 2009, the Company was in compliance with all financial covenants of the credit agreement and $79.7 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $29.5 million as of June 28, 2009. In addition to the $240.8 million of borrowings available under the Revolving Credit Facility as of June 28, 2009, the Company has the capacity to borrow up to an aggregate amount of $44.5 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. As of June 28, 2009, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s Revolving Credit Facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

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

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several sub-tenants with recourse. These leases expire over the next 12 years, and the future minimum lease payments of approximately $54.5 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $2.1 million for the remainder of fiscal 2009 (26 stores), $8.3 million in fiscal 2010 (26 stores), $7.9 million in fiscal 2011 (23 stores), $7.5 million in fiscal 2012 (22 stores), $6.3 million in fiscal 2013 (18 stores) and $22.4 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $29.5 million at June 28, 2009.

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
  The Company’s requirement to impair recorded goodwill or long-lived assets;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company’s exposure to market risks results primarily from changes in interest rates. There have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company's 2008 Annual Report except for the Company entering into two separate three-year interest rate swap agreements with an aggregate notional amount of $80 million. The swap agreements effectively fix the interest rate on $80 million of the Company’s term loan, of which $40 million is at 1.81% and $40 million is at 1.80%, excluding the applicable margin and associated fees.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of June 28, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company’s third quarter of fiscal 2009, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended June 28, 2009.

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 28, 2009.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price	Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs (1)	Programs
March 30, 2009 to May 3, 2009	-0-	n.a.	-0-	2,822,469
May 4, 2009 to May 31, 2009	-0-	n.a.	-0-	2,822,469
June 1, 2009 to June 28, 2009	-0-	n.a.	-0-	2,822,469
Total	-0-	n.a.	-0-	2,822,469

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of June 28, 2009, the Company had purchased 1,817,520 shares under this authorization and no shares were purchased during the quarter ended June 28, 2009. The stock buyback plan has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Second Amendment to the Ruddick Corporation Director Deferral Plan.*

10.2	Ruddick Corporation Flexible Deferral Plan – Amendment and Restatement Effective July 1, 2009.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Indicates management contract or compensatory plan required to be filed as an Exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: August 5, 2009	By:	/s/ John B. Woodlief
John B. Woodlief,
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Sequential
(per Item 601 of Reg. S-K)	Description of Exhibit	Page No.
10.1	Second Amendment to the Ruddick Corporation Director Deferral Plan.

10.2	Ruddick Corporation Flexible Deferral Plan – Amendment and Restatement Effective July 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2