Form 10-Q
period 2009-12-27
RUDDICK CORP
filed 2010-01-29
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 27, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

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

Large accelerated filer X	Accelerated filer_____
Non-accelerated filer_____	Smaller reporting company_____
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes _____             No     X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Class	as of January 25, 2010
Common Stock	48,748,176 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets (unaudited) -
	December 27, 2009 and September 27, 2009	1

	Consolidated Condensed Statements of Operations (unaudited) -
	13 Weeks Ended December 27, 2009 and December 28, 2008	2

	Consolidated Condensed Statements of Equity and Comprehensive Income (unaudited) –
	13 Weeks Ended December 27, 2009 and December 28, 2008	3

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	13 Weeks Ended December 27, 2009 and December 28, 2008	4

	Notes to Consolidated Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

PART I

 Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	December 27,	September 27,
	2009	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$39,727	$37,310
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,972 and $3,690	84,177	80,146
Refundable Income Taxes	1,136	9,707
Inventories	312,412	310,271
Deferred Income Taxes	7,201	6,502
Prepaid Expenses and Other Current Assets	27,231	30,350
Total Current Assets	471,884	474,286
Property, Net	1,072,146	1,080,326
Investments	162,626	156,434
Deferred Income Taxes	26,480	30,285
Goodwill	515	515
Intangible Assets	23,147	23,754
Other Long-Term Assets	78,353	78,721
Total Assets	$1,835,151	$1,844,321
LIABILITIES AND EQUITY
Current Liabilities
Notes Payable	$7,148	$7,056
Current Portion of Long-Term Debt and Capital Lease Obligations	9,499	9,526
Accounts Payable	196,658	227,901
Dividends Payable	5,850	5,825
Deferred Income Taxes	33	68
Accrued Compensation	36,202	65,295
Other Current Liabilities	87,474	87,194
Total Current Liabilities	342,864	402,865
Long-Term Debt and Capital Lease Obligations	383,227	355,561
Deferred Income Taxes	596	580
Pension Liabilities	171,661	168,060
Other Long-Term Liabilities	100,089	98,892
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 48,748,616 at December 27, 2009
and 48,545,080 at September 27, 2009	90,534	89,878
Retained Earnings	848,117	830,236
Accumulated Other Comprehensive Loss	(108,591)	(108,524)
Total Equity of Ruddick Corporation	830,060	811,590
Noncontrolling Interest	6,654	6,773
Total Equity	836,714	818,363
Total Liabilities and Equity	$1,835,151	$1,844,321

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	December 27,	December 28,
	2009	2008
Net Sales	$1,040,512	$994,985
Cost of Sales	733,968	694,142
Selling, General and Administrative Expenses	263,117	259,043
Operating Profit	43,427	41,800
Interest Expense	5,033	4,889
Interest Income	(17)	(77)
Investment Gain	(1)	-
Income Before Income Taxes	38,412	36,988
Income Tax Expense	14,395	13,998
Net Income	24,017	22,990
Less: Net Income Attributable to the Noncontrolling Interest	286	108
Net Income Attributable to Ruddick Corporation	$23,731	$22,882

Net Income Attributable to Ruddick Corporation Per Share:
Basic	$0.49	$0.48
Diluted	$0.49	$0.47

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,094	47,892
Diluted	48,495	48,286

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

				Accumulated	Total
	Common			Other	Equity of	Non-
	Stock	Common	Retained	Comprehensive	Ruddick	controlling	Total
	Shares	Stock	Earnings	Income (Loss)	Corporation	Interest	Equity
Balance at September 28, 2008	48,278,136	$83,252	$767,562	$(27,655)	$823,159	$6,624	$829,783

Comprehensive Income:
Net earnings	-	-	22,882	-	22,882	108	22,990
Foreign currency translation
adjustment, net of tax benefits	-	-	-	(2,368)	(2,368)	(171)	(2,539)
Total Comprehensive Income					20,514	(63)	20,451
Dividends ($0.12 a share)	-	-	(5,820)	-	(5,820)	-	(5,820)
Exercise of stock options,
including tax benefits of $238	54,511	1,108	-	-	1,108	-	1,108
Share-based compensation	212,415	1,400	-	-	1,400	-	1,400
Shares effectively purchased and retired
for withholding taxes	(42,069)	(1,143)	-	-	(1,143)	-	(1,143)
Balance at December 28, 2008	48,502,993	$84,617	$784,624	$(30,023)	$839,218	$6,561	$845,779

Balance at September 27, 2009	48,545,080	$89,878	$830,236	$(108,524)	$811,590	$6,773	$818,363

Comprehensive Income:
Net earnings	-	-	23,731	-	23,731	286	24,017
Unrealized loss on cash flow hedge,
net of tax benefits	-	-	-	(62)	(62)	-	(62)
Foreign currency translation
adjustment, net of tax benefits	-	-	-	(5)	(5)	(45)	(50)
Total Comprehensive Income					23,664	241	23,905
Dividends ($0.12 a share)	-	-	(5,850)	-	(5,850)	-	(5,850)
Exercise of stock options,
including tax benefits of $115	46,052	806	-	-	806	-	806
Share-based compensation	207,676	1,292	-	-	1,292	-	1,292
Shares effectively purchased and retired
for withholding taxes	(50,192)	(1,366)	-	-	(1,366)	-	(1,366)
Acquisition from noncontrolling interest	-	(76)	-	-	(76)	(214)	(290)
Distributions to noncontrolling interest	-	-	-	-	-	(146)	(146)
Balance at December 27, 2009	48,748,616	$90,534	$848,117	$(108,591)	$830,060	$6,654	$836,714

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	13 Weeks Ended
	December 27,	December 28,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$23,731	$22,882
Non-Cash Items Included in Net Income:
Depreciation and Amortization	33,104	30,293
Deferred Income Taxes	3,479	671
Net Loss (Gain) on Sale of Property	148	(211)
Share-Based Compensation	1,292	1,400
Other, Net	(1,688)	(321)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(3,553)	8,062
Inventories	(2,149)	(7,114)
Prepaid Expenses and Other Current Assets	2,413	4,174
Accounts Payable	(31,641)	(30,640)
Other Current Liabilities	(20,000)	(10,769)
Other Long-Term Operating Accounts	4,732	(168)
Dividends Received	100	-
Net Cash Provided by Operating Activities	9,968	18,259
INVESTING ACTIVITIES:
Capital Expenditures	(25,312)	(49,549)
Purchase of Other Investments	(7,467)	(12,263)
Proceeds from Sale of Property	519	2,069
Return of Partnership Investments	3,037	388
Investments in Company-owned Life Insurance, Net of Proceeds from Death Benefits	(26)	(632)
Other, Net	722	48
Net Cash Used in Investing Activities	(28,527)	(59,939)
FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	173	(2,122)
Net Proceeds from Revolver Borrowings	28,100	36,100
Proceeds from Long-Term Debt Borrowings	-	1,650
Payments on Long-Term Debt and Capital Lease Obligations	(837)	(1,377)
Dividends Paid	(5,825)	-
Proceeds from Stock Issued	691	870
Share-Based Compensation Tax Benefits	115	238
Other, Net	(1,435)	(1,109)
Net Cash Provided by Financing Activities	20,982	34,250
Increase (Decrease) in Cash and Cash Equivalents	2,423	(7,430)
Effect of Foreign Currency Fluctuations on Cash	(6)	(577)
Cash and Cash Equivalents at Beginning of Period	37,310	29,759
Cash and Cash Equivalents at End of Period	$39,727	$21,752
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$4,542	$4,855
Income Taxes	2,716	674
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	-	8,560

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

1. Summary of Significant Accounting Policies

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for the noncontrolling interest in the consolidated financial statements. The Company implemented the new guidance effective September 28, 2009, the beginning of the first quarter of fiscal 2010. The new guidance changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest). A&E owns subsidiaries with noncontrolling interest. Noncontrolling interest income of $286,000 and $108,000 for the first quarter of fiscal 2010 and 2009, respectively, have been reclassified within the Company’s Consolidated Condensed Statements of Operations. The amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown in the Company’s Consolidated Condensed Statements of Operations. Noncontrolling interest related to subsidiaries owned by A&E totaled $6.7 million and $6.8 million at December 27, 2009 and September 27, 2009, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s Consolidated Condensed Balance Sheets.

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on November 20, 2009 (“Company’s 2009 Annual Report”).

The Company’s Consolidated Condensed Balance Sheet as of September 27, 2009 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended December 27, 2009 are not necessarily indicative of results for a full year.

Reporting Periods
The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company’s fiscal year ends on the Sunday nearest to September 30. However, Harris Teeter’s fiscal periods end on the Tuesday following the Company’s fiscal period end.

The Company has evaluated subsequent events through January 29, 2010, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Derivatives
The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Harris Teeter enters into purchase commitments for a portion of the fuel utilized in its distribution operations. Harris Teeter expects to take delivery of and to utilize these resources in a reasonable period of time and in the conduct of normal business. Accordingly, these fuel purchase commitments qualify as normal purchases. Harris Teeter also utilizes derivative financial instruments to hedge its exposure in the price variations of fuel.

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

2. Industry Segment Information
As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the first quarter of fiscal years 2010 and 2009 (in thousands):

	Retail	Industrial
	Grocery	Thread	Corporate	Consolidated
13 Weeks Ended December 27, 2009:
Net Sales	$972,315	$68,197	$-	$1,040,512
Operating Profit (Loss)	42,279	3,950	(2,802)	43,427

13 Weeks Ended December 28, 2008:
Net Sales	$928,927	$66,058	$-	$994,985
Operating Profit (Loss)	44,307	(1,101)	(1,406)	41,800

3. Earnings Per Share (“EPS”)
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company’s equity incentive plans. The following table details the computation of EPS (in thousands except per share data):

		13 Weeks Ended
	December 27, 2009	December 28, 2008
Basic EPS:
Net income attributable to Ruddick Corporation	$23,731	$22,882
Weighted average common shares outstanding	48,094	47,892
Basic EPS	$0.49	$0.48
Diluted EPS:
Net income attributable to Ruddick Corporation	$23,731	$22,882
Weighted average common shares outstanding	48,094	47,892
Net potential common share equivalents - stock options	103	153
Net potential common share equivalents - stock awards	298	241
Weighted average common shares outstanding - diluted	48,495	48,286
Diluted EPS	$0.49	$0.47
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents – stock options	10	10
Anti-dilutive common share equivalents – stock awards	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 140,220 and 139,160 performance shares for the 13 weeks ended December 27, 2009 and December 28, 2008, respectively were excluded from the computation of diluted shares.

4. Employee Benefit Plans
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

		13 Weeks Ended
	December 27, 2009	December 28, 2008
Pension Plan:
Service cost	$475	$297
Interest cost	4,471	3,840
Expected return on plan assets	(4,465)	(4,020)
Amortization of prior service cost	32	34
Recognized net actuarial loss	2,252	-
Net periodic pension expense	$2,765	$151
SERP:
Service cost	$189	$166
Interest cost	550	530
Amortization of prior service cost	62	62
Recognized net actuarial loss	344	-
Net periodic pension expense	$1,145	$758

Expense related to the Savings Plan amounted to $4,841,000 and $5,548,000 for the 13 weeks ended December 27, 2009 and December 27, 2008, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2009 Annual Report, the Company’s current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company’s actuaries to be effective in reducing the volatility of contributions. The Company presently anticipates contributing $7.5 million in the third quarter of fiscal 2010, based on preliminary information. The actual contribution will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $309,000 during the 13 weeks ended December 27, 2009, and anticipates contributing approximately $926,000 more for expected future benefit payments during the remainder of fiscal 2010.

5. Equity Incentive Plans
The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. As previously disclosed in the Notes to the Consolidated Financial Statements in the Company’s 2009 Annual Report, the Company’s Board of Directors began approving stock awards in lieu of stock options beginning in November 2004.

A summary of the status of the Company's stock awards as of December 27, 2009 and December 28, 2008, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

			13 Weeks Ended
	December 27, 2009		December 28, 2008
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	667	$29.02	589	$30.34
Granted	272	26.68	268	26.54
Vested	(167)	28.02	(126)	26.93
Forfeited	(61)	27.17	(52)	36.35
Non-vested at end of period	711	28.52	679	29.00

The total fair value of stock awards vested during the 13 weeks ended December 27, 2009 and December 28, 2008 was $4,545,000 and $3,433,000, respectively.

Stock awards are being expensed over the employees’ five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,292,000 and $1,388,000 for the 13 weeks ended December 27, 2009 and December 28, 2008, respectively. Unamortized expense related to these awards as of December 27, 2009 amounted to $13,104,000 and have a weighted average recognition period of 2.68 years.

A summary of the status of the Company's stock option plans as of December 27, 2009 and December 28, 2008, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

			13 Weeks Ended
	December 27, 2009		December 28, 2008
	Shares	Price	Shares	Price
Outstanding at beginning of period	373	$16.49	483	$16.40
Exercised	(49)	15.87	(54)	16.18
Forfeited	--	--	--	--
Outstanding at end of period	324	16.58	429	16.42
Options exercisable at end of period	324	16.58	429	16.42

As of December 27, 2009, all outstanding stock options were exercisable and the price per share ranged from $11.50 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of December 27, 2009 and December 28, 2008, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	December 27, 2009	December 28, 2008
Intrinsic value of outstanding options at end of period	$3,300	$4,399
Intrinsic value of options exercisable at end of period	3,300	4,399
Intrinsic value of stock options exercised during the 13 week period	577	639

Compensation costs related to stock options amounted to $12,000 for the 13 weeks ended December 28, 2008. There were no stock options granted during the first quarter of fiscal 2010 or fiscal 2009.

6. Inventory
The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	December 27, 2009	September 27, 2009
Finished Goods	$289,031	$286,113
Raw Materials and Supplies	18,595	19,504
Work in Process	4,786	4,654
Total Inventories	$312,412	$310,271

7. Goodwill
Goodwill is recorded by A&E. On an annual basis, A&E performs a fair value-based impairment test on the net book value of goodwill and will perform the same procedures on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual review was conducted in the first quarter of fiscal 2010, resulting in no goodwill impairment charge being required.

8. Intangible Assets
The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	December 27, 2009	September 27, 2009
Acquired favorable operating leases	$18,170	$18,170
Customer lists	5,534	5,534
Land use rights – foreign operations	4,455	4,451
Non-compete agreements	2,963	2,963
Trademarks, licenses and other	2,554	2,554
Total intangible assets	33,676	33,672
Accumulated amortization	(10,529)	(9,918)
Total intangible assets, net of accumulated amortization	$23,147	$23,754

Acquired favorable operating leases are recorded at Harris Teeter. All other intangible assets are recorded by A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $607,000 and $652,000 for the 13 weeks ended December 27, 2009 and December 28, 2008, respectively. Intangible assets have remaining useful lives from 1 year to 46 years. Projected amortization expense for intangible assets existing as of December 27, 2009 is: $1,768,000 for the remainder of fiscal 2010 and $1,938,000, $1,737,000, $1,636,000 and $1,584,000 for fiscal years 2011, 2012, 2013 and 2014, respectively.

9. Derivative Financial Instruments
The Company maintains two separate three-year interest rate swap agreements with an aggregate notional amount of $80 million. The swap agreements effectively fixed the interest rate on $80 million of the Company’s term loan, of which $40 million is at 1.81% and $40 million is at 1.80%, excluding the applicable margin and associated fees. Both interest rate swaps were designated as cash flow hedges.

During fiscal 2009, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively establish the purchase price of 1,092,000 gallons of fuel at $1.62 to $2.40 per gallon, excluding shipping, handling and taxes. The options terminate on June 30, 2010 and are deemed to be net purchase options which are designated as a cash flow hedge.

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company’s financial instruments, designated as cash flow hedges (in thousands):

Fair Value Measurements at December 27, 2009
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Instruments	Observable Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps (included with
Other Long-Term Liabilities on
the balance sheet)	$(667)	$-	$(667)	$-
Net purchase options (included
with Prepaid Expenses and Other
Current Assets on the balance
sheet)	42	-	42	-

Fair Value Measurements at September 27, 2009
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Instruments	Observable Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps (included with
Other Long-Term Liabilities on
the balance sheet)	$(585)	$-	$(585)	$-

The pre-tax unrealized loss associated with the cash flow hedges for the first quarter of fiscal 2010 and 2009 is as follows (in thousands):

		13 Weeks Ended
	December 27, 2009	December 28, 2008
Unrealized loss included with other comprehensive income	$94	$-

10. Financial Instruments
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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company’s senior notes due at various dates through 2017 (which accounts for 99% of the Company’s fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company’s senior notes and its carrying amount outstanding as of the balance sheet dates is as follows (in thousands):

	December 27, 2009	September 27, 2009
Senior notes – estimated fair value	$132,098	$134,322
Senior notes – carrying amount	114,285	114,285

11. Commitments and Contingencies
The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These various leases expire over the next 11 years and the future minimum lease payments totaling $48,457,000 over this period have been assumed by the other merchants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
The Company operates primarily in two business segments through two wholly owned subsidiaries: retail grocery (including related real estate and store development activities) – operated by Harris Teeter; and industrial sewing thread (textile primarily), including embroidery thread and technical textiles – operated by A&E. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, including the District of Columbia. A&E is a global manufacturer and distributor of sewing thread for the apparel and other markets, embroidery thread and technical textiles. The Company evaluates the performance of its two businesses utilizing various measures which are based on operating profit.

The economic environment has motivated changes in the consumption habits of the retail consumer which has impacted the financial results of both operating subsidiaries. Unprecedented economic uncertainty, tumultuous market conditions, and a decreasing level of consumer confidence has created a more cautious consumer and increased the competitive environment in Harris Teeter’s primary markets. Harris Teeter competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as “neighborhood or supercenters” and “club and warehouse stores,” specialty supermarkets and drug stores. Generally, Harris Teeter’s markets continue to experience new store opening activity and increased feature pricing or everyday low prices by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service. These efforts along with Harris Teeter’s new store development program have resulted in overall gains in market share within Harris Teeter’s primary markets.

Harris Teeter has continued with its planned new store development program. Since the end of the first quarter of fiscal 2009, Harris Teeter has opened 21 new stores while closing 3 stores for a net addition of 18 stores. Harris Teeter operated 194 stores at December 27, 2009. Much of Harris Teeter’s new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The new store activity, and its associated pre-opening and incremental start-up costs, has required additional borrowings under the Company’s revolving credit facility.

Business conditions for A&E’s customers have also been negatively impacted by the current economic environment and the cautious consumer. During fiscal 2009, A&E experienced a significant decline in sales as a result of the serious global economic conditions facing its customers in the apparel and non-apparel markets. In addition, apparel production in the Americas has declined due to the shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, approximately 73% in 2007, approximately 74% in 2008 and approximately 77% for the first eleven months in 2009. This has greatly impacted A&E’s operations in the Americas. As a result, A&E’s strategic plans have included the expansion of its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

A&E’s growth in China, India and other Asian markets has been accomplished through additional investments in its wholly owned subsidiaries by way of capital expenditures and through strategic joint ventures. As previously disclosed, A&E exercised its option to purchase an additional 14% ownership interest in Vardhman Yarns and Threads Limited (“Vardhman”) under the terms of the original joint venture agreement during the first quarter of fiscal 2009. This additional investment increased A&E’s total ownership interest in Vardhman to 49%. A&E continues to transform its business to be more Asian centric, which is in line with the global shifting of A&E’s customer base.

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

Consolidated
The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended December 27, 2009 and December 28, 2008. The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	December 27, 2009		December 28, 2008
	% to Total		% to Total		% Inc.
	Net Sales		Net Sales		(Dec.)
Net Sales
Harris Teeter	$972,315	93.4	$928,927	93.4	4.7
American & Efird	68,197	6.6	66,058	6.6	3.2
Total	$1,040,512	100.0	$994,985	100.0	4.6

Gross Profit
Harris Teeter	$290,521	27.92	$288,349	28.98	0.8
American & Efird	16,023	1.54	12,494	1.26	28.2
Total	306,544	29.46	300,843	30.24	1.9

Selling, General and Admin. Expenses
Harris Teeter	248,242	23.86	244,042	24.53	1.7
American & Efird	12,073	1.16	13,595	1.37	(11.2)
Corporate	2,802	0.27	1,406	0.14	99.3
Total	263,117	25.29	259,043	26.04	1.6

Operating Profit (Loss)
Harris Teeter	42,279	4.06	44,307	4.45	(4.6)
American & Efird	3,950	0.38	(1,101)	(0.11)	n.m.
Corporate	(2,802)	(0.27)	(1,406)	(0.14)	(99.3)
Total	43,427	4.17	41,800	4.20	3.9

Other Expense, net	5,015	0.48	4,812	0.48	4.2
Income Tax Expense	14,395	1.38	13,998	1.41	2.8
Net Income	24,017	2.31	22,990	2.31	4.5
Less: Net Income of Noncontrolling Interest	286	0.03	108	0.01	166.3
Net Income of Ruddick Corporation	$23,731	2.28	$22,882	2.30	3.7

n.m. – not meaningful

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at Harris Teeter and A&E when compared to the prior year. A&E’s foreign sales for the first quarter of fiscal 2010 represented 3.6% of the consolidated net sales of the Company compared to 3.7% in the same period last year. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

The gross profit increase during the first quarter of fiscal 2010 over the prior year period was driven by strong gross profit performance at both Harris Teeter and A&E. Refer to the discussion of segment operations under the captions “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Selling, general & administrative (“SG&A”) expenses as a percent to sales decreased when compared to the prior year period, as a result of decreased operating costs at A&E and the leverage created through sales gains that apply against fixed costs. The increase in Corporate SG&A expenses was due, in part, to increased costs associated with certain benefit programs that have investment returns referenced to the financial markets and expenses of $500,000 associated with certain contract negotiations. Refer to the discussion of segment operations under the caption “Harris Teeter, Retail Grocery Segment” and “American & Efird, Industrial Thread Segment” for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income and investment gains and losses. Net interest expense (interest expense less interest income) increased over the prior year period as a result of higher average outstanding debt balances resulting from additional borrowings to support Harris Teeter’s new store development program. The increase was offset, in part, by lower average interest rates on outstanding borrowings during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009.

The effective income tax rate for the first quarter of fiscal 2010 was 37.5% as compared to 37.8% in the first quarter of fiscal 2009. The current period rate represents the Company’s expected annual effective rate for fiscal 2010.

As a result of the items discussed above, consolidated net income attributable to Ruddick Corporation for the first quarter of fiscal 2010 increased by $849,000, or 3.7%, over the prior year period and earnings per diluted share increased by 4.3% to $0.49 per share in fiscal 2010 from $0.47 per share in fiscal 2009.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended December 27, 2009 and December 28, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	December 27, 2009		December 28, 2008
	% to		% to		% Inc.
	Sales		Sales		(Dec.)
Net Sales	$972,315	100.00	$928,927	100.00	4.7
Cost of Sales	681,794	70.12	640,578	68.96	6.4
Gross Profit	290,521	29.88	288,349	31.04	0.8
SG&A Expenses	248,242	25.53	244,042	26.27	1.7
Operating Profit	$42,279	4.35	$44,307	4.77	(4.6)

Net sales increased by 4.7% in the first quarter of fiscal 2010, as compared to the prior year period. The increase in net sales was attributable to incremental new store sales that were partially offset by a comparable store sales decline. The increase in sales from new stores exceeded the loss of sales from closed stores by $65.1 million for the comparable periods. Comparable store sales (see definition below) decreased by 2.37% ($21.7 million) in the first quarter of fiscal 2010, as compared to a decrease of 2.12% ($18.5 million) in the first quarter of fiscal 2009. Comparable store sales were negatively impacted by retail price deflation and, to some extent, the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. In addition, Harris Teeter customers, in these economic times, are choosing lower priced products and reducing their purchases of more discretionary categories such as floral, tobacco, and certain general merchandise. The number of shopping visits and items sold increased during the first quarter of fiscal 2010, however the average basket size was down. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 2.21% for the first quarter of fiscal 2010, evidencing a growing customer base in those stores. Store brand product penetration was relatively consistent with the prior year at 24.85 % in the first quarter of fiscal 2010, as compared to 24.88% in the first quarter of fiscal 2009. Harris Teeter’s strategy of opening additional stores in its core markets that have a close proximity to existing stores can negatively impact comparable store sales. However, management expects these stores, and any similar new additions in the foreseeable future, to have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow.

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

Gross profit as a percent to sales for the first quarter of fiscal 2010 decreased 116 basis points from the prior year period as a result of promotional retail price investments designed to enhance the overall value provided to Harris Teeter’s customers. Harris Teeter continues to invest in its in-store promotional activity and lower everyday prices in order to drive customer shopping visits and loyalty. The cost of these price investments was offset, in part, by management’s emphasis on distribution and manufacturing cost controls, decreasing fuel costs and a lower LIFO charge.

SG&A expenses for the first quarter of fiscal 2010 increased from the prior year period, primarily as a result of increased labor and occupancy costs associated with new store growth and increased pension expense. However, SG&A expenses as a percent to sales decreased 74 basis points in fiscal 2010 from fiscal 2009, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and additional cost saving initiatives. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $2.6 million (0.26% to sales) for the first quarter of fiscal 2010, as compared to $4.0 million (0.43% to sales) for the first quarter of fiscal 2009. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

As a result of the sales and cost elements described above, operating profit declined 4.6% in the first quarter of fiscal 2010 from the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended December 27, 2009 and December 28, 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	December 27, 2009		December 28, 2008
	% to		% to		% Inc.
	Sales		Sales		(Dec.)
Net Sales	$68,197	100.00	$66,058	100.00	3.2
Cost of Sales	52,174	76.50	53,564	81.09	(2.6)
Gross Profit	16,023	23.50	12,494	18.91	28.2
SG&A Expenses	12,073	17.71	13,595	20.58	(11.2)
Operating Profit (Loss)	$3,950	5.79	$(1,101)	(1.67)	n.m.

Net sales increased 3.2% in the first quarter of fiscal 2010, as compared to the prior year period. The increase was driven primarily by sales gains between the first quarters of fiscal 2010 and fiscal 2009 for the U.S. and all foreign regions, with the exception of the Americas. Foreign sales accounted for approximately 55% of total A&E sales in the first quarter of fiscal 2010, as compared to 56% in the first quarter of fiscal 2009. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E’s business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, in the first quarter of fiscal 2010 increased from the first quarter of fiscal 2009, as a result of improved operating schedules at most of A&E’s manufacturing facilities, created by increased sales and inventories being in line with sales volumes. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses and its percent to sales in the first quarter of fiscal 2010 decreased from the first quarter of fiscal 2009, primarily as a result of increased net profit realized from non-consolidated subsidiaries and benefits realized from the cost reduction measures taken in fiscal 2009. Net profit from non-consolidated subsidiaries increased to $2.0 million in the first quarter of fiscal 2010 from $1.6 million in the prior year.

As a result of the sales and cost elements described above, A&E realized operating profit of $4.0 million for the first quarter of fiscal 2010, as compared to an operating loss of $1.1 million in the first quarter of fiscal 2009. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations and focus on its strategic plans to become more Asian centric. A&E’s operating results are not indicative of the progress that has been made in becoming more Asian centric due to the fact that A&E has noncontrolling interests in certain Asian operations that are not consolidated with A&E’s reported sales, but have substantial sales and good operating results. A&E currently has over 60% of its total finishing production capacity located in Asia, including its joint ventures, which emphasizes A&E’s progress toward its strategic plans.

Outlook
Harris Teeter’s operating performance and the Company’s strong financial position provides the flexibility to continue with Harris Teeter’s store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 7 new stores (one of which will replace an existing store) and complete the major remodeling on 2 additional stores (one of which will be expanded in size) during the remainder of fiscal 2010. The new store development program for fiscal 2010 is expected to include a total of 13 new stores (two of which replace existing stores) and result in a 6.8% increase in retail square footage as compared to an 8.7% increase in fiscal 2009. The annual number of new store openings for fiscal year 2011 and thereafter are expected to be similar to that of fiscal 2010. Management will continue to evaluate Harris Teeter’s capital expenditures during these times of economic uncertainty and will adjust its strategic plan accordingly. In addition, Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter’s capital expenditures for fiscal 2010 are presently estimated at approximately $141 million. The new store program for fiscal 2010 anticipates the continued expansion of Harris Teeter’s existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the growth opportunities in these countries and to become more Asian-centric. Although A&E has benefited from the cost reduction measures taken in fiscal 2009, the economic environment for A&E’s customers is still uncertain and could worsen in the future. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E’s global supply chain. In addition, management intends to continue to reduce expenses at its U.S. operations and certain foreign operations, and to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

The Company’s management is cautious in its expectations for fiscal 2010 due to the current economic environment and its impact on our customers. The Company will continue to refine its merchandising strategies to respond to the changing shopping demands and to maintain or increase its customer base. The retail grocery market remains intensely competitive and there is no evidence that the recent improvements in the textile and apparel industries will continue. Any operating improvement will be dependent on the Company’s ability to increase Harris Teeter’s market share, to continue to rationalize A&E’s operations, to offset increased operating costs with additional operating efficiencies, and to effectively execute the Company’s strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned operating subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of retail grocery and the manufacturing and distribution of industrial thread, technical textiles and embroidery thread, respectively. The Company has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as investments in certain property and equipment, cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to its subsidiaries and is dependent upon income and associated cash flows from its operating subsidiaries.

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company’s credit facility. During the 13 weeks ended December 27, 2009, operating activities generated $10.0 million of cash as compared to generating $18.3 million in the comparable period last year. The decrease from the prior year was driven primarily from accruals and related payments associated with accrued compensation and income taxes. Investing activities during the 13 weeks ended December 27, 2009 required net cash of $28.5 million, down $31.4 million from the comparable prior year period. Financing activities during the 13 weeks ended December 27, 2009 provided $21.0 million of cash and included a net addition of $28.1 million of borrowings under the Company’s credit facility.

During the 13 weeks ended December 27, 2009, consolidated capital expenditures totaled $25.3 million. During this period, Harris Teeter’s capital expenditures were $24.9 million and A&E’s capital expenditures were $0.4 million. Harris Teeter made an additional net investment of $4.2 million ($7.5 million additional investments less $3.3 million received from property investment sales and partnership distributions) in connection with the development of certain of its new stores. Additionally, A&E spent $0.3 million to acquire the noncontrolling interest in its joint ventures in South Africa and now has a 100% ownership interest.

Fiscal 2010 consolidated capital expenditures are expected to total approximately $146 million, consisting of approximately $141 million for Harris Teeter and approximately $5 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2010 as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company’s credit facility. The Company’s credit facility provides substantially more liquidity than what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company’s credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility (“Revolving Credit Facility”) in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 27, 2009, the Company was in compliance with all financial covenants of the credit agreement and $81.0 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $23.0 million as of December 27, 2009. In addition to the $246.0 million of borrowings available under the Revolving Credit Facility as of December 27, 2009, the Company has the capacity to borrow up to an aggregate amount of $32.3 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. As of December 27, 2009, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeds the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s Revolving Credit Facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. There have been no material changes in the scheduled maturities of the Company’s contractual obligations as of September 27, 2009, as disclosed in the table under the heading “Contractual Obligations and Commercial Commitments” in the Company's 2009 Annual Report.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These leases expire over the next 11 years, and the future minimum lease payments of approximately $48.5 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $5.9 million for the remainder of fiscal 2010 (25 stores), $7.6 million in fiscal 2011 (22 stores), $7.2 million in fiscal 2012 (21 stores), $6.0 million in fiscal 2013 (16 stores), $5.1 million in fiscal 2014 (14 stores) and $16.7 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers’ compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company’s consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $23.0 million at December 27, 2009.

Although the Company currently expects to have no required contribution to its Pension Plan during fiscal 2010, it currently anticipates contributing $7.5 million in the third fiscal quarter in order to increase the funding level in the plan. The actual contribution will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management has identified the following accounting policies as the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2009 Annual Report. There have been no material changes to any of the critical accounting policies contained therein.

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

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A “Risk Factors” of the Company’s 2009 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company’s exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding the Company’s market risk position from the information provided under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company's 2009 Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of December 27, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company’s first quarter of fiscal 2010, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s 2009 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended December 27, 2009.

The following table summarizes the Company’s purchases of its common stock during the quarter ended December 27, 2009.

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs (1)	Programs
September 28, 2009 to November 1, 2009	- 0 -	n.a.	- 0 -	2,822,469
November 2, 2009 to November 29, 2009	- 0 -	n.a.	- 0 -	2,822,469
November 30, 2009 to December 27, 2009	- 0 -	n.a.	- 0 -	2,822,469
Total	- 0 -	n.a.	- 0 -	2,822,469

(1)
In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management’s discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company’s common stock, for the purpose of preventing dilution as a result of the operation of the Company’s comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of December 27, 2009, the Company had purchased and retired 1,817,520 shares under this authorization and no shares were purchased during the quarter ended December 27, 2009. The stock buyback program has no set expiration or termination date.

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

RUDDICK CORPORATION
(Registrant)

Dated: January 29, 2010	By:	/s/ JOHN B. WOODLIEF
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