Form 10-Q
period 2010-03-28
RUDDICK CORP
filed 2010-04-30
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2010

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of April 26, 2010
Common Stock	48,784,436 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)
	March 28, 2010	September 27, 2009
ASSETS
Current Assets
Cash and Cash Equivalents	$36,785	$37,310
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,039 and $3,690	93,529	80,146
Refundable Income Taxes	2,876	9,707
Inventories	319,366	310,271
Deferred Income Taxes	6,962	6,502
Prepaid Expenses and Other Current Assets	24,700	30,350
Total Current Assets	484,218	474,286
Property, Net	1,062,451	1,080,326
Investments	165,339	156,434
Deferred Income Taxes	28,847	30,285
Goodwill	515	515
Intangible Assets	22,548	23,754
Other Long-Term Assets	81,551	78,721
Total Assets	$1,845,469	$1,844,321
LIABILITIES AND EQUITY
Current Liabilities
Notes Payable	$6,631	$7,056
Current Portion of Long-Term Debt and Capital Lease Obligations	10,283	9,526
Accounts Payable	212,154	227,901
Dividends Payable	5,853	5,825
Deferred Income Taxes	27	68
Accrued Compensation	56,331	65,295
Other Current Liabilities	91,602	87,194
Total Current Liabilities	382,881	402,865
Long-Term Debt and Capital Lease Obligations	325,913	355,561
Deferred Income Taxes	574	580
Pension Liabilities	175,394	168,060
Other Long-Term Liabilities	102,559	98,892
Commitments and Contingencies	-	-
Equity
Common Stock, no par value — Shares Outstanding: 48,784,406 at March 28, 2010 and 48,545,080 at September 27, 2009	92,363	89,878
Retained Earnings	869,742	830,236
Accumulated Other Comprehensive Loss	(109,710)	(108,524)
Total Equity of Ruddick Corporation	852,395	811,590
Noncontrolling Interest	5,753	6,773
Total Equity	858,148	818,363
Total Liabilities and Equity	$1,845,469	$1,844,321

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)
	13 Weeks Ended		26 Weeks Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net Sales	$1,071,438	$1,010,004	$2,111,950	$2,004,989
Cost of Sales	751,195	705,126	1,485,163	1,399,268
Selling, General and Administrative Expenses	271,411	265,856	534,528	524,899
Operating Profit	48,832	39,022	92,259	80,822
Interest Expense	4,981	4,135	10,014	9,024
Interest Income	(122)	(43)	(139)	(120)
Net Investment Gain	-	(35)	(1)	(35)
Income Before Income Taxes	43,973	34,965	82,385	71,953
Income Tax Expense	16,336	11,955	30,731	25,953
Net Income	27,637	23,010	51,654	46,000
Less: Net Income Attributable to the Noncontrolling Interest	158	68	444	176
Net Income Attributable to Ruddick Corporation	$27,479	$22,942	$51,210	$45,824

Net Income Attributable to Ruddick Corporation Per Share:
Basic	$0.57	$0.48	$1.06	$0.96
Diluted	$0.57	$0.48	$1.06	$0.95

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,193	47,972	48,144	47,932
Diluted	48,538	48,287	48,516	48,288

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)
	Common Stock Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity

Balance at September 28, 2008	48,278,136	$83,252	$767,562	$(27,655)	$823,159	$6,624	$829,783

Comprehensive Income:
Net earnings	-	-	45,824	-	45,824	176	46,000
Unrealized loss on cash flow hedge, net of tax benefits	-	-	-	(276)	(276)	-	(276)
Postemployment benefits liability adjustment, net of tax benefits	-	-	-	(76)	(76)	-	(76)
Foreign currency translation adjustment, net of tax benefits	-	-	-	(3,330)	(3,330)	(41)	(3,371)
Total Comprehensive Income					42,142	135	42,277

Dividends ($0.24 a share)	-	-	(11,642)	-	(11,642)	-	(11,642)
Exercise of stock options, including tax benefits of $287	68,111	1,381	-	-	1,381	-	1,381
Share-based compensation	211,528	2,877	-	-	2,877	-	2,877
Shares effectively purchased and retired for withholding taxes	(43,017)	(1,164)	-	-	(1,164)	-	(1,164)
Balance at March 29, 2009	48,514,758	$86,346	$801,744	$(31,337)	$856,753	$6,759	$863,512

Balance at September 27, 2009	48,545,080	$89,878	$830,236	$(108,524)	$811,590	$6,773	$818,363

Comprehensive Income:
Net earnings	-	-	51,210	-	51,210	444	51,654
Unrealized loss on cash flow hedge, net of tax benefits	-	-	-	(331)	(331)	-	(331)
Foreign currency translation adjustment, net of tax benefits	-	-	-	(855)	(855)	(54)	(909)
Total Comprehensive Income					50,024	390	50,414

Dividends ($0.24 a share)	-	-	(11,704)	-	(11,704)	-	(11,704)
Exercise of stock options, including tax benefits of $559	138,134	2,651	-	-	2,651	-	2,651
Share-based compensation	206,684	2,856	-	-	2,856	-	2,856
Shares effectively purchased and retired for withholding taxes	(50,192)	(1,366)	-	-	(1,366)	-	(1,366)
Shares purchased and retired	(55,300)	(1,491)	-	-	(1,491)	-	(1,491)
Acquisition from noncontrolling interest	-	(165)	-	-	(165)	(1,264)	(1,429)
Distributions to noncontrolling interest	-	-	-	-	-	(146)	(146)
Balance at March 28, 2010	48,784,406	$92,363	$869,742	$(109,710)	$852,395	$5,753	$858,148

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands) (unaudited)
	26 Weeks Ended
	March 28, 2010	March 29, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$51,210	$45,824
Non-Cash Items Included in Net Income:
Depreciation and Amortization	66,387	61,341
Deferred Income Taxes	1,305	3,865
Net Gain on Sale of Property	(900)	(369)
Share-Based Compensation	2,856	2,877
Other, Net	(3,490)	323
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(12,963)	6,826
Inventories	(9,452)	7,778
Prepaid Expenses and Other Current Assets	3,817	4,749
Accounts Payable	(16,229)	(23,831)
Other Current Liabilities	3,626	2,317
Other Long-Term Operating Accounts	6,855	900
Dividends Received	100	-
Net Cash Provided by Operating Activities	93,122	112,600
INVESTING ACTIVITIES:
Capital Expenditures	(49,000)	(109,964)
Purchase of Other Investments	(9,483)	(12,750)
Proceeds from Sale of Property	4,646	3,080
Return of Partnership Investments	3,364	596
Investments in COLI, Net of Proceeds from Death Benefits	(85)	(656)
Other, Net	(1,592)	(174)
Net Cash Used in Investing Activities	(52,150)	(119,868)
FINANCING ACTIVITIES:
Net Payments on Short-Term Debt Borrowings	(18)	(2,687)
Net (Payments on) Proceeds from Revolver Borrowings	(20,700)	24,200
Proceeds from Long-Term Debt Borrowings	-	1,470
Payments on Long-Term Debt and Capital Lease Obligations	(8,735)	(8,950)
Dividends Paid	(11,676)	(5,820)
Proceeds from Stock Issued	2,092	1,094
Share-Based Compensation Tax Benefits	559	287
Purchase and Retirement of Common Stock	(1,491)	-
Other, Net	(1,500)	(1,165)
Net Cash (Used in) Provided by Financing Activities	(41,469)	8,429
(Decrease) Increase in Cash and Cash Equivalents	(497)	1,161
Effect of Foreign Currency Fluctuations on Cash	(28)	(778)
Cash and Cash Equivalents at Beginning of Period	37,310	29,759
Cash and Cash Equivalents at End of Period	$36,785	$30,142
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$9,351	$9,139
Income Taxes	25,035	20,340
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	-	8,560

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Ruddick Corporation (the "Company") is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. ("Harris Teeter") currently operates a regional chain of supermarkets in eight states primarily in the southeastern and mid-Atlantic United States, including the District of Columbia; and American & Efird, Inc. ("A&E") manufactures and distributes industrial sewing thread, embroidery thread and technical textiles on a global basis.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Ruddick Corporation and subsidiaries, including its wholly-owned operating companies, Harris Teeter and A&E, collectively referred to herein as the Company. All material intercompany amounts have been eliminated.

In December 2007, the Financial Accounting Standards Board ("FASB") issued new guidance on accounting for the noncontrolling interest in the consolidated financial statements. The Company implemented the new guidance effective September 28, 2009, the beginning of the first quarter of fiscal 2010. The new guidance changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest). A&E owns subsidiaries with noncontrolling interest. Net income attributable to the noncontrolling interest of $68,000 and $176,000 for the 13 weeks and 26 weeks ended March 29, 2009, respectively, have been reclassified within the Company's Consolidated Condensed Statements of Operations. The amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown in the Company's Consolidated Condensed Statements of Operations. Noncontrolling interest related to subsidiaries owned by A&E totaled $5.8 million and $6.8 million at March 28, 2010 and September 27, 2009, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company's Consolidated Condensed Balance Sheets.

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2009 Annual Report on Form 10-K filed with the SEC on November 20, 2009 ("Company's 2009 Annual Report").

The Company's Consolidated Condensed Balance Sheet as of September 27, 2009 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended March 28, 2010 are not necessarily indicative of results for a full year.

Reporting Periods

The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company's fiscal year ends on the Sunday nearest to September 30. However, Harris Teeter's fiscal periods end on the Tuesday following the Company's fiscal period end.

The Company has evaluated subsequent events up to the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Statements of Consolidated Cash Flows

A portion of the sales and operating costs of A&E's foreign operations are denominated in currencies other than the U.S. dollar. This creates an exposure to foreign currency exchange rates. The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows.

Reclassifications

To conform with classifications used in the current year, the financial statements for the prior year reflect certain reclassifications.

2. Industry Segment Information

As discussed above, the Company operates primarily in two businesses and evaluates the performance of its two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the 13 and 26 weeks ended March 28, 2010 and March 29, 2009 (in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net Sales:
Retail Grocery	$1,000,651	$949,427	$1,972,966	$1,878,354
Industrial Thread	70,787	60,577	138,984	126,635
Consolidated	$1,071,438	$1,010,004	$2,111,950	$2,004,989

Operating Profit (Loss):
Retail Grocery	$47,121	$45,044	$89,400	$89,351
Industrial Thread	3,140	(4,570)	7,090	(5,671)
Corporate	(1,429)	(1,452)	(4,231)	(2,858)
Consolidated	$48,832	$39,022	$92,259	$80,822

3. Earnings Per Share ("EPS")

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Basic EPS:
Net income attributable to Ruddick Corporation	$27,479	$22,942	$51,210	$45,824
Weighted average common shares outstanding	48,193	47,972	48,144	47,932
Basic EPS	$0.57	$0.48	$1.06	$0.96
Diluted EPS:
Net income attributable to Ruddick Corporation	$27,479	$22,942	$51,210	$45,824
Weighted average common shares outstanding	48,193	47,972	48,144	47,932
Net potential common share equivalents - stock options	85	108	94	131
Net potential common share equivalents - stock awards	260	207	278	225
Weighted average common shares outstanding - diluted	48,538	48,287	48,516	48,288
Diluted EPS	$0.57	$0.48	$1.06	$0.95
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents — stock options	10	10	10	10
Anti-dilutive common share equivalents — stock awards	-	50	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 139,920 performance shares for each of the periods ended March 28, 2010 and 139,000 performance shares for each of the periods ended March 29, 2009 were excluded from the computation of diluted shares.

4. Employee Benefit Plans

The Company maintains various retirement benefit plans for substantially all domestic full-time employees of the Company and its subsidiaries. These plans include the Ruddick Corporation Employees' Pension Plan ("Pension Plan"), which is a qualified non-contributory defined benefit plan, the Supplemental Executive Retirement Plan ("SERP"), which is a non-qualified supplemental defined benefit pension plan for certain executive officers and the Ruddick Retirement and Savings Plan ("Savings Plan") which is a defined contribution retirement plan. The following table summarizes the components of the net periodic pension expense for the Pension Plan and SERP (in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Pension Plan:
Service cost (income)	$419	$(171)	$894	$126
Interest cost	4,791	5,251	9,262	9,091
Expected return on plan assets	(4,818)	(5,258)	(9,283)	(9,278)
Amortization of prior service cost	34	44	66	78
Recognized net actuarial loss	2,470	-	4,722	-
Net periodic pension expense (income)	$2,896	$(134)	$5,661	$17

SERP:
Service cost	$188	$166	$377	$332
Interest cost	550	529	1,100	1,059
Amortization of prior service cost	62	62	124	124
Recognized net actuarial loss	344	-	688	-
Net periodic pension expense	$1,144	$757	$2,289	$1,515

Expense related to the Savings Plan amounted to $5,418,000 and $5,072,000 for the 13 weeks and $10,259,000 and $10,620,000 for the 26 weeks ended March 28, 2010 and March 29, 2009, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2009 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. The Company was not required to make a contribution to the Pension Plan in fiscal 2010; however, the Company elected to contribute $22.0 million on March 30, 2010, subsequent to the end of the second quarter of fiscal 2010. This contribution was based on the final actuarial calculations and the Company's desire to meet certain funding levels.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $616,000 during the 26 weeks ended March 28, 2010, and anticipates contributing approximately $616,000 more for expected future benefit payments during the remainder of fiscal 2010.

5. Equity Incentive Plans

The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2009 Annual Report, the Company's Board of Directors began approving stock awards in lieu of stock options beginning in November 2004.

A summary of the status of the Company's stock awards as of March 28, 2010 and March 29, 2009, changes during the 26-week periods ending on those dates and the weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	March 28, 2010		March 29, 2009
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	667	$29.02	589	$30.34
Granted	272	26.68	268	26.54
Vested	(167)	28.02	(128)	26.96
Forfeited	(62)	27.19	(54)	36.11
Non-vested at end of period	710	28.52	675	29.01

The total fair value of stock awards vested during the 26 weeks ended March 28, 2010 and March 29, 2009 was $4,545,000 and $3,484,000, respectively.

The stock awards are being expensed over the employees' five-year vesting service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,564,000 and $1,478,000 for the 13 weeks and $2,856,000 and $2,866,000 for the 26 weeks ended March 28, 2010 and March 29, 2009, respectively. Unamortized expense related to these awards as of March 28, 2010 amounted to $11,511,000 and have a weighted average recognition period of 2.43 years.

A summary of the status of the Company's stock option plans as of March 28, 2010 and March 29, 2009, changes during the 26-week periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	March 28, 2010		March 29, 2009
	Shares	Price	Shares	Price
Outstanding at beginning of period	373	$16.49	483	$16.40
Exercised	(144)	15.72	(68)	16.24
Outstanding at end of period	229	16.98	415	16.42
Options exercisable at end of period	229	16.98	415	16.42

As of March 28, 2010, all outstanding stock options were exercisable and the price per share ranged from $11.50 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of March 28, 2010 and March 29, 2009, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	March 28, 2010	March 29, 2009
Intrinsic value of outstanding options at end of period	$3,416	$2,829
Intrinsic value of options exercisable at end of period	3,416	2,829
Intrinsic value of stock options exercised during the 26-week period	1,800	726

Amortization of compensation costs related to stock options ceased at the end of the first quarter of fiscal 2009 since all outstanding options had become fully vested. Results for the 26 weeks ended March 29, 2009 included $11,000 of compensation costs related to stock options. There were no stock options granted in the first six months of fiscal 2010 or fiscal 2009.

6. Inventory

The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	March 28, 2010	September 27, 2009
Finished Goods	$294,533	$286,113
Raw Materials and Supplies	19,126	19,504
Work in Process	5,707	4,654
Total Inventories	$319,366	$310,271

7. Goodwill

Goodwill is recorded by A&E. A fair value-based impairment test of the net book value of goodwill is performed annually or at an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual review was conducted in the first quarter of fiscal 2010, resulting in no goodwill impairment charge being required.

8. Intangible Assets

The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	March 28, 2010	September 27, 2009
Acquired favorable operating leases	$18,170	$18,170
Customer lists	5,534	5,534
Land use rights — foreign operations	4,450	4,451
Non-compete agreements	2,963	2,963
Trademarks, licenses and other	2,554	2,554
Total intangible assets	33,671	33,672
Accumulated amortization	(11,123)	(9,918)
Total intangible assets, net of accumulated amortization	$22,548	$23,754

Acquired favorable operating leases are recorded at Harris Teeter. All other intangible assets are recorded by A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $597,000 and $683,000 for the 13 weeks and $1,204,000 and $1,335,000 for the 26 weeks ended March 28, 2010 and March 29, 2009, respectively. Intangible assets have remaining useful lives from 1 year to 46 years. Projected amortization expense for intangible assets existing as of March 28, 2010 is: $1,174,000 for the remainder of fiscal 2010 and $1,938,000, $1,737,000, $1,636,000 and $1,584,000 for fiscal years 2011, 2012, 2013 and 2014, respectively.

9. Derivative Financial Instruments

The Company maintains two separate three-year interest rate swap agreements with an aggregate notional amount of $80 million. The swap agreements effectively fixed the interest rate on $80 million of the Company's term loan, of which $40 million is at 1.81% and $40 million is at 1.80%, excluding the applicable margin and associated fees. Both interest rate swaps were designated as cash flow hedges.

In the first quarter of fiscal 2010, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price of 1,092,000 gallons of fuel at $1.62 to $2.40 per gallon, excluding shipping, handling and taxes. The options terminate on June 30, 2010 and are deemed to be net purchase options which are designated as a cash flow hedge.

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at March 28, 2010:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$(1,111)	$-	$(1,111)	$-
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	42	-	42	-

Fair Value Measurement at September 27, 2009:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$(585)	$-	$(585)	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the periods ended March 28, 2010.

The pre-tax unrealized loss associated with the cash flow hedges for the reporting periods of fiscal 2010 and 2009 is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Unrealized loss recognized in other comprehensive income	$443	$456	$537	$456

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company's senior notes due at various dates through 2017 (which accounts for 99% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's senior notes and its carrying amount outstanding as of the balance sheet dates is as follows (in thousands):

	March 28, 2010	September 27, 2009
Senior notes — estimated fair value	$126,717	$134,322
Senior notes — carrying amount	107,143	114,285

11. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These various leases expire over the next 11 years and the future minimum lease payments totaling $46,409,000 over this period have been assumed by the other merchants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company operates primarily in two business segments through two wholly owned subsidiaries: retail grocery (including related real estate and store development activities) — operated by Harris Teeter; and industrial sewing thread (textile primarily), including embroidery thread and technical textiles — operated by A&E. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, including the District of Columbia. A&E is a global manufacturer and distributor of sewing thread for the apparel and other markets, embroidery thread and technical textiles. The Company evaluates the performance of its two businesses utilizing various measures which are based on operating profit.

The economic environment has motivated changes in the consumption habits of the retail consumer which has impacted the financial results of both operating subsidiaries. Unprecedented economic uncertainty, tumultuous market conditions and a decreasing level of consumer confidence has created a more cautious consumer and increased the competitive environment in Harris Teeter's primary markets. Harris Teeter competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as "neighborhood or supercenters" and "club and warehouse stores," specialty supermarkets and drug stores. Generally, Harris Teeter's markets continue to experience new store opening activity and increased feature pricing or everyday low prices by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service.

Harris Teeter has continued with its planned new store development program. Since the end of the second quarter of fiscal 2009, Harris Teeter has opened 20 new stores and closed 4 stores, for a net addition of 16 stores. Harris Teeter operated 195 stores as of the end of the second quarter of fiscal 2010. Much of Harris Teeter's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

Business conditions for A&E's customers have also been negatively impacted by the current economic environment and the cautious consumer. During fiscal 2009, A&E experienced a significant decline in sales as a result of the serious global economic conditions facing its customers in the apparel and non-apparel markets. In addition, apparel production in the Americas has declined over the past several years due to the shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, approximately 73% in 2007, approximately 74% in 2008, approximately 78% in 2009 and approximately 78% for the first two months in 2010. This has greatly impacted A&E's operations in the Americas. In response to the shifting of apparel sourcing, A&E's strategic plans have included the expansion of its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

A&E's growth in China, India and other Asian markets has been accomplished through additional investments in its wholly owned subsidiaries by way of capital expenditures and through strategic joint ventures. As previously disclosed, A&E exercised its option to purchase an additional 14% ownership interest in Vardhman Yarns and Threads Limited ("Vardhman") under the terms of the original joint venture agreement during the first quarter of fiscal 2009. This additional investment increased A&E's total ownership interest in Vardhman to 49%. A&E continues to transform its business to be more Asian centric, which is in line with the global shifting of A&E's customer base.

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

Quarterly Results

Consolidated

The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended March 28, 2010 and March 29, 2009. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	March 28, 2010		March 29, 2009
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$1,000,651	93.4	$949,427	94.0	5.4
American & Efird	70,787	6.6	60,577	6.0	16.9
Total	$1,071,438	100.0	$1,010,004	100.0	6.1

Gross Profit
Harris Teeter	$303,572	28.33	$295,006	29.21	2.9
American & Efird	16,671	1.56	9,872	0.98	68.9
Total	320,243	29.89	304,878	30.19	5.0

Selling, General and Admin. Expenses
Harris Teeter	256,451	23.94	249,962	24.75	2.6
American & Efird	13,531	1.26	14,442	1.43	(6.3)
Corporate	1,429	0.13	1,452	0.14	(1.6)
Total	271,411	25.33	265,856	26.32	2.1

Operating Profit (Loss)
Harris Teeter	47,121	4.40	45,044	4.46	4.6
American & Efird	3,140	0.29	(4,570)	(0.45)	n.a.
Corporate	(1,429)	(0.13)	(1,452)	(0.14)	(1.6)
Total	48,832	4.56	39,022	3.87	25.1

Other Expense (Income), net	4,859	0.45	4,057	0.40	19.8
Income Tax Expense	16,336	1.53	11,955	1.19	36.6
Net Income	27,637	2.58	23,010	2.28	20.1
Less: Net Income of Noncontrolling Interest	158	0.02	68	0.01	n.a.
Net Income of Ruddick Corporation	$27,479	2.56	$22,942	2.27	19.8

n.a. — not applicable

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at Harris Teeter and A&E when compared to the prior year. A&E's foreign sales for the second quarter of fiscal 2010 represented 3.5% of the consolidated net sales of the Company compared to 3.2% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase during the second quarter of fiscal 2010 over the prior year period was driven by strong gross profit performance at Harris Teeter and significant gross profit improvement at A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Selling, general & administrative ("SG&A") expenses as a percent to sales decreased when compared to the prior year period. This decrease resulted from: decreased operating costs at A&E; Harris Teeter's continued emphasis on operational efficiencies and cost controls; and, the leverage created through sales gains that apply against fixed costs. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income and investment gains and losses. Net interest expense (interest expense less interest income) increased by $0.8 million over the prior year period as a result of increased interest associated with capital leases and higher effective interest rates on outstanding borrowings during the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009.

The effective income tax rate for the second quarter of fiscal 2010 was 37.1%, as compared to 34.2% in the prior year period. As previously disclosed, income tax expense for the second quarter of fiscal 2009 included a reversal of $1.6 million of valuation allowances associated with foreign tax credits.

As a result of the items discussed above, consolidated net income attributable to the Company for the second quarter of fiscal 2010 increased by $4.5 million, or 19.8%, over the prior year period and earnings per diluted share increased by 18.8% to $0.57 per share in fiscal 2010 from $0.48 per share in fiscal 2009.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended March 28, 2010 and March 29, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 28, 2010		March 29, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$1,000,651	100.00	$949,427	100.00	5.4
Cost of Sales	697,079	69.66	654,421	68.93	6.5
Gross Profit	303,572	30.34	295,006	31.07	2.9
SG&A Expenses	256,451	25.63	249,962	26.33	2.6
Operating Profit	$47,121	4.71	$45,044	4.74	4.6

Net sales increased by 5.4% in the second quarter of fiscal 2010, as compared to the prior year period. The increase in net sales was attributable to incremental new store sales that were partially offset by a comparable store sales decline. The increase in sales from new stores exceeded the loss of sales from closed stores by $63.0 million for the comparable periods. Comparable store sales (see definition below) decreased 1.33% ($12.5 million) in the second quarter of fiscal 2010, as compared to an increase of 0.09% ($0.8 million) in the second quarter of fiscal 2009. Comparable store sales have been negatively impacted by retail price deflation and, to some extent, the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. In addition, Harris Teeter customers, in these economic times, are choosing lower priced products and reducing their purchases of more discretionary categories such as floral, tobacco, and certain general merchandise. The number of items sold continued to increase during the second quarter of fiscal 2010, however value of the average basket and the number of customer visits was down. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 0.40% for the second quarter of fiscal 2010, evidencing a continued growing customer base in those stores. Store brand product penetration was slightly down from the prior year at 24.38 % in the second quarter of fiscal 2010, as compared to 24.80% in the second quarter of fiscal 2009.

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

Gross profit as a percent to sales for the second quarter of fiscal 2010 declined 73 basis points from the prior year period as a result of promotional retail price investments designed to enhance the overall value provided to Harris Teeter's customers. Harris Teeter continues to invest in its in-store promotional activity and lower everyday prices in order to drive unit sales and customer loyalty. The cost of these price investments was offset, in part, by management's emphasis on distribution and manufacturing cost controls and a lower LIFO charge.

SG&A expenses for the second quarter of fiscal 2010 increased from the prior year period, primarily as a result of increased labor and occupancy costs associated with new store growth and increased pension expense. However, SG&A expenses as a percent to sales decreased 70 basis points in fiscal 2010 from fiscal 2009, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and additional cost saving initiatives. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $2.2 million (0.22% to sales) for the second quarter of fiscal 2010 as compared to $3.4 million (0.36% to sales) for the second quarter of fiscal 2009. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

As a result of the increased sales and cost elements described above, operating profit increased 4.6% in the second quarter of fiscal 2010 from the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended March 28, 2010 and March 29, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 28, 2010		March 29, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$70,787	100.00	$60,577	100.00	16.9
Cost of Sales	54,116	76.45	50,705	83.70	6.7
Gross Profit	16,671	23.55	9,872	16.30	68.9
SG&A Expenses	13,531	19.11	14,442	23.84	(6.3)
Operating Profit (Loss)	$3,140	4.44	$(4,570)	(7.54)	n.a.

Net sales increased 16.9% in the second quarter of fiscal 2010 as compared to the prior year period. This increase was driven primarily by sales gains between the second quarters of fiscal 2010 and fiscal 2009 for the U.S. and all foreign regions driven by improvements in retail sales of apparel and automobiles. Foreign sales accounted for approximately 53% of total A&E sales in the second quarter of both fiscal 2010 and fiscal 2009. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E's business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, in the second quarter of fiscal 2010 increased from the second quarter of fiscal 2009, as a result of the cost reduction measures taken in fiscal 2009 and improved operating schedules at most of A&E's manufacturing facilities, created by increased sales and inventories being in line with sales volumes. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses and its percent to sales in the second quarter of fiscal 2010 decreased from the first quarter of fiscal 2009, primarily as a result of increased net profit realized from non-consolidated subsidiaries and benefits realized from the cost reduction measures taken in fiscal 2009. Net profit from non-consolidated subsidiaries is recorded as a reduction to SG&A expenses and amounted to $1.5 million in the second quarter of fiscal 2010, as compared to $0.2 million in the second quarter of fiscal 2009.

As a result of the sales and cost elements described above, A&E realized operating profit of $3.1 million for the second quarter of fiscal 2010, as compared to an operating loss of $4.6 million in the second quarter of fiscal 2009. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations and focus on its strategic plans to become more Asian centric. A&E's operating results are not indicative of the progress that has been made in becoming more Asian centric due to the fact that A&E has noncontrolling interests in certain Asian operations that are not consolidated with A&E's reported sales, but have substantial sales and good operating results. A&E currently has over 60% of its total finishing production capacity located in Asia, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Year-To-Date Results

Consolidated

The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 26 weeks ended March 28, 2010 and March 29, 2009. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	March 28, 2010		March 29, 2009
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$1,972,966	93.4	$1,878,354	93.7	5.0
American & Efird	138,984	6.6	126,635	6.3	9.8
Total	$2,111,950	100.0	$2,004,989	100.0	5.3

Gross Profit
Harris Teeter	$594,093	28.13	$583,355	29.09	1.8
American & Efird	32,694	1.55	22,366	1.12	46.2
Total	626,787	29.68	605,721	30.21	3.5

Selling, General and Admin. Expenses
Harris Teeter	504,693	23.90	494,004	24.64	2.2
American & Efird	25,604	1.21	28,037	1.40	(8.7)
Corporate	4,231	0.20	2,858	0.14	48.0
Total	534,528	25.31	524,899	26.18	1.8

Operating Profit (Loss)
Harris Teeter	89,400	4.23	89,351	4.45	0.1
American & Efird	7,090	0.34	(5,671)	(0.28)	n.a.
Corporate	(4,231)	(0.20)	(2,858)	(0.14)	48.0
Total	92,259	4.37	80,822	4.03	14.2

Other Expense, net	9,874	0.47	8,869	0.44	11.3
Income Tax Expense	30,731	1.46	25,953	1.29	18.4
Net Income	51,654	2.44	46,000	2.30	12.3
Less: Net Income of Noncontrolling Interest	444	0.02	176	0.01	n.a.
Net Income of Ruddick Corporation	$51,210	2.42	$45,824	2.29	11.8

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at Harris Teeter and A&E when compared to the prior year. A&E's foreign sales for the 26 weeks ended March 28, 2010, represented 3.6%

of the consolidated net sales of the Company compared to 3.4% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase during the first half of fiscal 2010 over the prior year period was driven by strong gross profit performance at Harris Teeter and significant gross profit improvement at A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

SG&A expenses increased for the first half of fiscal 2010 over the prior year; however, SG&A expenses as a percent to sales decreased in the comparative periods. The decrease in the SG&A margin resulted from: decreased operating costs at A&E; Harris Teeter's continued emphasis on operational efficiencies and cost controls; and, the leverage created through sales gains that apply against fixed costs. The increase in Corporate SG&A expenses was due, in part, to increased costs associated with certain benefit programs. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income and investment gains and losses. Net interest expense (interest expense less interest income) increased $1.0 million over the prior year period primarily as a result of increased interest associated with capital leases.

The effective income tax rate for the 26 weeks ended March 28, 2010 was 37.3% as compared to 36.1% in the prior year period. As previously disclosed, income tax expense for the first half of fiscal 2009 included a reversal of $1.6 million of valuation allowances associated with foreign tax credits.

As a result of the items discussed above, consolidated net income for the 26 weeks ended March 28, 2010 increased by $5.4 million, or 11.8%, over the prior year period and earnings per diluted share increased by 11.6% to $1.06 per share in fiscal 2010 from $0.95 per share in fiscal 2009.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 26 weeks ended March 28, 2010 and March 29, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 28, 2010		March 29, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$1,972,966	100.00	$1,878,354	100.00	5.0
Cost of Sales	1,378,873	69.89	1,294,999	68.94	6.5
Gross Profit	594,093	30.11	583,355	31.06	1.8
SG&A Expenses	504,693	25.58	494,004	26.30	2.2
Operating Profit	$89,400	4.53	$89,351	4.76	0.1

Net sales increased by 5.0% for the 26 weeks of fiscal 2010, as compared to the prior year period. The increase in net sales was attributable to incremental new stores and was partially offset by a decline in comparable store sales. The increase in sales from new stores exceeded the loss of sales from closed stores by $128.1 million for the comparable periods. Comparable store sales, as previously defined, decreased 1.85% ($34.2 million) for the 26 weeks ended March 28, 2010, as compared to a decrease of 1.01% ($17.7 million) for the 26 weeks ended March 29, 2009. Comparable store sales for the 26-week period of fiscal 2010 have been negatively impacted by retail price deflation and, to some extent, the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. In addition, Harris Teeter customers, in these economic times, are choosing lower priced products and reducing their purchases of more discretionary categories such as floral, tobacco, and certain general merchandise. The number of shopping visits and items sold continued to increase during the first half of fiscal 2010, however the value of the average basket was down. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.29% for the first half of fiscal 2010, evidencing a continued growing customer base in those stores. Store brand product penetration was slightly down from the prior year at 24.60 % for the first half of fiscal 2010, as compared to 24.84% during the first half of fiscal 2009.

Gross profit as a percent to sales for the first half of fiscal 2010 declined 95 basis points from the prior year period as a result of promotional retail price investments designed to enhance the overall value provided to Harris Teeter's customers. Harris Teeter continues to invest in its in-store promotional activity and lower everyday prices in order to drive unit sales and customer loyalty. The cost of these price investments was offset, in part, by management's emphasis on distribution and manufacturing cost controls and a lower LIFO charge.

SG&A expenses for the first half of fiscal 2010 increased from the prior year period, primarily as a result of increased labor and occupancy costs associated with new store growth and increased pension expense. However, SG&A expenses as a percent to sales decreased 72 basis points in fiscal 2010 from fiscal 2009, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and additional cost saving initiatives. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $4.8 million (0.24% to sales) for the 26 weeks ended March 28, 2010, as compared to $7.4 million (0.39% to sales) for the 26 weeks ended March 29, 2009. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

As a result of the increased sales and cost elements described above, operating profit increased 0.1% in the first half of fiscal 2010 from the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 26 weeks ended March 28, 2010 and March 29, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	March 28, 2010		March 29, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$138,984	100.00	$126,635	100.00	9.8
Cost of Sales	106,290	76.48	104,269	82.34	1.9
Gross Profit	32,694	23.52	22,366	17.66	46.2
SG&A Expenses	25,604	18.42	28,037	22.14	(8.7)
Operating Profit (Loss)	$7,090	5.10	$(5,671)	(4.48)	n.a.

Net sales increased 9.8% for the 26 weeks ended March 28, 2010, as compared to the prior year period. This increase was driven primarily by sales gains between the comparable 26 week periods of fiscal 2010 and fiscal 2009 for the U.S. and all foreign regions driven by improvements in retail sales of apparel and automobiles. Foreign sales accounted for approximately 54% of total A&E sales for the 26-week period of fiscal 2010, as compared to 55% for the 26-week period of fiscal 2009. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E's business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, increased during the 26 weeks ended March 28, 2010 from the prior year period, as a result of the cost reduction measures taken in fiscal 2009 and improved operating schedules at most of A&E's manufacturing facilities, created by increased sales and inventories being in line with sales volumes. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses and its percent to sales in the first half of fiscal 2010 decreased from the first half of fiscal 2009, primarily as a result of increased net profit realized from non-consolidated subsidiaries and benefits realized from the cost reduction measures taken in fiscal 2009. Net profit from non-consolidated subsidiaries is recorded as a reduction to SG&A expenses and amounted to $3.5 million during the 26 weeks ended March 28, 2010, as compared to $1.8 million during the 26 weeks ended March 29, 2009.

As a result of the sales and cost elements described above, A&E realized operating profit of $7.1 million for the first half of fiscal 2010, as compared to an operating loss of $5.7 million in the first half of fiscal 2009. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations and focus on its strategic plans to become more Asian centric. A&E's operating results are not indicative of the progress that has been made in becoming more Asian centric due to the fact that A&E has noncontrolling interests in certain Asian operations that are not consolidated with A&E's reported sales, but have substantial sales and good operating results. A&E currently has over 60% of its total finishing production capacity located in Asia, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Outlook

Harris Teeter's operating performance and the Company's strong financial position provides the flexibility to continue with Harris Teeter's store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional 4 new stores and complete major remodeling of one additional store (which will be expanded in size) during the remainder of fiscal 2010. The new store development program for fiscal 2010 is expected to include a total of 13 new stores (two of which replace existing stores) and result in a 6.4% increase in retail square footage as compared to an 8.7% increase in fiscal 2009. The annual number of new store openings for fiscal year 2011 and thereafter are expected to be similar to, or slightly less than that of fiscal 2010. Management will continue to evaluate Harris Teeter's capital expenditures during these times of economic uncertainty and will adjust its strategic plan accordingly. In addition, Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter's capital expenditures for fiscal 2010 are presently estimated at approximately $125 million. The new store program for fiscal 2010 anticipates the continued expansion of Harris Teeter's existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

Startup costs associated with opening new stores under Harris Teeter's store development program can negatively impact operating margins and net income. In the current competitive environment, promotional costs to maintain market share could also negatively impact operating margins and net income in future periods. The continued execution of productivity initiatives implemented throughout all stores, maintaining controls over waste, implementation of operating efficiencies and effective merchandising strategies will dictate the pace at which Harris Teeter's operating results could improve, if at all.

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the growth opportunities in these countries and to become more Asian-centric. Although A&E has benefited from improved business conditions and the cost reduction measures taken in fiscal 2009, the economic environment for A&E's customers could worsen in the future. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E's global supply chain. In addition, management intends to continue to reduce expenses at its U.S. operations and certain foreign operations, and to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

The Company's management remains cautious in its expectations for fiscal 2010 due to the current economic environment and its impact on our customers. The Company will continue to refine its merchandising strategies to respond to the changing shopping demands and to maintain or increase its customer base. The retail grocery market remains intensely competitive and there is no assurance that the recent improvements in the textile and apparel industries will continue. Any operating improvement will be dependent on the Company's ability to increase Harris Teeter's market share, to continue to rationalize A&E's operations, to offset increased operating costs with additional operating efficiencies, and to effectively execute the Company's strategic expansion plans.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company's credit facility. During the 26 weeks ended March 28, 2010, operating activities generated $93.1 million of cash as compared to generating $112.6 million in the comparable period last year. Investing activities during the 26 weeks ended March 28, 2010 required net cash of $52.2 million, down $67.7 million from the comparable prior year period. The reduced cash requirement for investing activities was driven by the Company's efforts to reduce capital expenditures during these uncertain economic times. Financing activities during the 26 weeks ended March 28, 2010 utilized $41.4 million of cash and included a net reduction of $20.7 million of borrowings under the Company's credit facility, $11.7 million for the payment of dividends and $1.5 million for the purchase and retirement of 55,300 shares of the Company's common stock, at an average price of $26.97 per share.

During the 26 weeks ended March 28, 2010, capital expenditures totaled $49.0 million, comprised of $47.5 million for Harris Teeter's and $1.5 million for A&E. During the 26 weeks ended March 28, 2010, Harris Teeter made an additional net investment of $1.8 million ($9.4 million additional investments less $7.6 million received from property investment sales and partnership distributions) in connection with the development of certain new stores. Additionally, A&E spent $0.3 million to acquire the noncontrolling interest in its joint ventures in South Africa and now has a 100% ownership interest.

Fiscal 2010 consolidated capital expenditures are expected to total approximately $130 million, consisting of approximately $125 million for Harris Teeter and approximately $5 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2010 as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company's credit facility. The Company's credit facility provides substantially more liquidity than what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company's credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility ("Revolving Credit Facility") in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of March 28, 2010, the Company was in compliance with all financial covenants of the credit agreement and $32.2 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $22.1 million as of March 28, 2010. In addition to the $295.7 million of borrowings available under the Revolving Credit Facility as of March 28, 2010, the Company has the capacity to borrow up to an aggregate amount of $32.3 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of March 28, 2010, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeds the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's Revolving Credit Facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. There have been no material changes in the scheduled maturities of the Company's contractual obligations as of September 27, 2009, as disclosed in the table under the heading "Contractual Obligations and Commercial Commitments" in the Company's 2009 Annual Report.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These leases expire over the next 11 years, and the future minimum lease payments of approximately $46.4 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $3.9 million for the remainder of fiscal 2010 (24 stores), $7.6 million in fiscal 2011 (22 stores), $7.2 million in fiscal 2012 (21 stores), $6.0 million in fiscal 2013 (16 stores), $5.1 million in fiscal 2014 (14 stores) and $16.6 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $22.1 million at March 28, 2010.

Contributions to the SERP are equal to the benefit payments made during the year. The Company anticipates contributing approximately $616,000 to the SERP for expected future benefit payments during the remainder of fiscal 2010.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2009 Annual Report. There have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Standards

In December 2008, the FASB issued an update to its authoritative literature for disclosures about pensions and other postretirement benefits. The guidance is incorporated in ASC Sections 715-20-50 and 55, and requires employers to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The updated disclosure requirements become effective for the Company's fiscal year ending on October 3, 2010.

In June 2009, the FASB issued an update to its authoritative literature for the consolidation of variable interest entities ("VIE"). The guidance is incorporated in ASC Topic 810 and requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The new guidance also requires additional year-end and interim disclosures. The updated standards become effective for the Company's 2011 fiscal year beginning on October 4, 2010. The Company is currently evaluating the impact of the updated standards on its consolidated financial statements.

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A, "Risk Factors" of the Company's 2009 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Factors that could cause the Company's actual results to differ materially from those anticipated in the forward-looking statements in this report include the following:

  Generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences;
  Changes in the competitive environment for either of the Company's subsidiaries, including increased competition in the Company's primary geographic markets, the entry of new competitors or changes in the strategies of current competitors and consolidation in the retail grocery industry;
  Changes in federal, state or local laws or regulations affecting the manufacturing, distribution or retailing of food and changes in food safety requirements;
  Changes in accounting standards or taxation requirements, including the passage of future tax legislation or any regulatory or judicial position that could have an adverse impact on past, current or future tax benefits;
  Economic (including inflation) or political changes in the regions and countries in which the Company's subsidiaries operate, adverse trade regulations, restrictions or tariffs or changes in import quotas;
  The Company's requirement to impair recorded goodwill or long-lived assets;
  Cost and stability of energy sources;
  Cost and availability of raw materials;
  Management's ability to predict accurately the adequacy of the Company's present liquidity to meet future requirements;
  Adverse economic conditions in the financial markets, including availability of financing and an increase in costs related to obtaining financing at acceptable rates;
  The Company's ability to successfully integrate the operations of acquired businesses;
  The success of the Company's expansion plans and their effect on store openings, closings and other investments;
  Continued solvency of any third parties on leases the Company has guaranteed;
  Management's ability to predict the required contributions to the pension plans of the Company;
  Changes in labor and employee benefit costs, such as increased health care and other insurance costs;
  Ability to recruit, train and retain effective employees and management in both of the Company's subsidiaries;
  The extent and speed of successful execution of strategic initiatives designed to increase sales and profitability of each of the Company's subsidiaries and the ability to implement new technology; and
  Unexpected outcomes of any legal proceedings arising in the normal course of business of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company's exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding the Company's market risk position from the information provided under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2009 Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of March 28, 2010, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's second quarter of fiscal 2010, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in various legal matters from time to time in connection with their operations, including various lawsuits and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company's results of operations, financial position or cash flows.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's 2009 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended March 28, 2010.

The following table summarizes the Company's purchases of its common stock during the quarter ended March 28, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2009 to January 31, 2010	0	n.a.	0	2,822,469
February 1, 2010 to February 28, 2010	55,300	$26.97	55,300	2,767,169
March 1, 2010 to March 28, 2010	0	n.a.	0	2,767,169
Total	55,300	$26.97	55,300	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of March 28, 2010, the Company had purchased and retired 1,872,820 shares under this authorization, of which 55,300 shares were purchased during the quarter ended March 28, 2010. The stock buyback program has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Other Information

The Annual Meeting of Shareholders of Ruddick Corporation was held on February 18, 2010 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The shareholders voted upon the following matters:

Election of Directors: The shareholders elected ten directors for one-year terms to expire in 2011. There was no solicitation in opposition to the nominees as listed in the proxy statement, and all such nominees were elected. In regards to Proposal #1, "Election of Directors," there were 2,823,236 broker non-votes. The following information is furnished with respect to each director elected at the meeting:

Director Elected at Annual Meeting	Shares Voted for Election	Shares Withholding Authority
For a one-year term:
John R. Belk	38,042,114	342,674
John P. Derham Cato	38,085,039	299,749
Thomas W. Dickson	37,897,960	486,827
James E. S. Hynes	38,087,994	296,793
Anna Spangler Nelson	38,047,344	337,443
Bailey W. Patrick	38,225,367	159,420
Robert H. Spilman, Jr.	37,281,101	1,103,686
Harold C. Stowe	38,046,810	337,978
Isaiah Tidwell	38,130,100	254,687
William C. Warden, Jr.	38,150,637	234,150

Ratify the Appointment of KPMG LLP: The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending October 3, 2010 with 40,708,191 shares voting for the ratification, 470,345 shares voting against the ratification and 29,486 shares abstaining.

Item 5. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Amendment No. 1 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009) (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)
Dated: April 30, 2010	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1	Amendment No. 1 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009) (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002