Form 10-Q
period 2010-06-27
RUDDICK CORP
filed 2010-08-06
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of July 23, 2010
Common Stock	48,853,248 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)
	June 27, 2010	September 27, 2009
ASSETS
Current Assets
Cash and Cash Equivalents	$31,062	$37,310
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,194 and $3,690	100,098	80,146
Refundable Income Taxes	9,906	9,707
Inventories	315,604	310,271
Deferred Income Taxes	3,038	6,502
Prepaid Expenses and Other Current Assets	27,400	30,350
Total Current Assets	487,108	474,286
Property, Net	1,046,683	1,080,326
Investments	165,600	156,434
Deferred Income Taxes	10,503	30,285
Goodwill	515	515
Intangible Assets	21,948	23,754
Other Long-Term Assets	88,700	78,721
Total Assets	$1,821,057	$1,844,321
LIABILITIES AND EQUITY
Current Liabilities
Notes Payable	$6,012	$7,056
Current Portion of Long-Term Debt and Capital Lease Obligations	10,624	9,526
Accounts Payable	212,302	227,901
Dividends Payable	5,862	5,825
Deferred Income Taxes	85	68
Accrued Compensation	53,120	65,295
Other Current Liabilities	85,506	87,194
Total Current Liabilities	373,511	402,865
Long-Term Debt and Capital Lease Obligations	304,014	355,561
Deferred Income Taxes	548	580
Pension Liabilities	156,507	168,060
Other Long-Term Liabilities	102,819	98,892
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 48,852,548 at June 27, 2010 and 48,545,080 at September 27, 2009	95,584	89,878
Retained Earnings	892,750	830,236
Accumulated Other Comprehensive Loss	(110,765)	(108,524)
Total Equity of Ruddick Corporation	877,569	811,590
Noncontrolling Interest	6,089	6,773
Total Equity	883,658	818,363
Total Liabilities and Equity	$1,821,057	$1,844,321

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)
	13 Weeks Ended		39 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net Sales	$1,098,572	$1,024,890	$3,210,522	$3,029,879
Cost of Sales	774,839	719,679	2,260,002	2,118,947
Selling, General and Administrative Expenses	273,995	264,343	808,523	789,242
Goodwill Impairment Charge	-	7,654	-	7,654
Long-Lived Asset Impairment Charge	-	2,237	-	2,237
Operating Profit	49,738	30,977	141,997	111,799
Interest Expense	5,016	4,272	15,030	13,296
Interest Income	(19)	(317)	(158)	(437)
Net Investment Gain	(309)	(619)	(310)	(654)
Income Before Income Taxes	45,050	27,641	127,435	99,594
Income Tax Expense	15,857	10,928	46,588	36,881
Net Income	29,193	16,713	80,847	62,713
Less: Net Income Attributable to the Noncontrolling Interest	323	222	767	398
Net Income Attributable to Ruddick Corporation	$28,870	$16,491	$80,080	$62,315

Net Income Attributable to Ruddick Corporation Per Share:
Basic	$0.60	$0.34	$1.66	$1.30
Diluted	$0.59	$0.34	$1.65	$1.29

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,252	47,986	48,180	47,950
Diluted	48,628	48,358	48,558	48,311

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)
	Common Stock Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity

Balance at Sept. 28, 2008	48,278,136	$83,252	$767,562	$(27,655)	$823,159	$6,624	$829,783

Comprehensive Income:
Net earnings	-	-	62,315	-	62,315	398	62,713
Unrealized loss on cash flow hedge, net of tax benefits	-	-	-	(23)	(23)	-	(23)
Postemployment benefits liability adjustment, net of tax benefits	-	-	-	(76)	(76)	-	(76)
Pension liability - tax effect of deferred rate change				(71)	(71)	-	(71)
Foreign currency translation adjustment, net of tax benefits	-	-	-	(2,251)	(2,251)	(106)	(2,357)
Total Comprehensive Income					59,894	292	60,186

Dividends ($0.36 a share)	-	-	(17,465)	-	(17,465)	-	(17,465)
Exercise of stock options, including tax benefits of $417	85,862	1,784	-	-	1,784	-	1,784
Share-based compensation	206,888	4,275	-	-	4,275	-	4,275
Shares effectively purchased and retired for withholding taxes	(43,017)	(1,164)	-	-	(1,164)	-	(1,164)
Balance at June 28, 2009	48,527,869	$88,147	$812,412	$(30,076)	$870,483	$6,916	$877,399

Balance at Sept. 27, 2009	48,545,080	$89,878	$830,236	$(108,524)	$811,590	$6,773	$818,363

Comprehensive Income:
Net earnings	-	-	80,080	-	80,080	767	80,847
Unrealized loss on cash flow hedge, net of tax benefits	-	-	-	(649)	(649)	-	(649)
Foreign currency translation adjustment, net of tax benefits	-	-	-	(1,592)	(1,592)	(41)	(1,633)
Total Comprehensive Income					77,839	726	78,565

Dividends ($0.36 a share)	-	-	(17,566)	-	(17,566)	-	(17,566)
Exercise of stock options, including tax benefits of $1,068	208,087	4,298	-	-	4,298	-	4,298
Share-based compensation	205,143	4,419	-	-	4,419	-	4,419
Shares effectively purchased and retired for withholding taxes	(50,462)	(1,375)	-	-	(1,375)	-	(1,375)
Shares purchased and retired	(55,300)	(1,491)	-	-	(1,491)	-	(1,491)
Directors stock plan		20			20		20
Acquisition from noncontrolling interest	-	(165)	-	-	(165)	(1,264)	(1,429)
Distributions to noncontrolling interest	-	-	-	-	-	(146)	(146)

Balance at June 27, 2010	48,852,548	$95,584	$892,750	$(110,765)	$877,569	$6,089	$883,658

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	39 Weeks Ended
	June 27, 2010	June 28, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$80,080	$62,315
Non-Cash Items Included in Net Income:
Depreciation and Amortization	100,357	92,822
Deferred Income Taxes	23,584	1,830
Net Gain on Sale of Property	(3,452)	(298)
Impairment Losses	-	9,891
Share-Based Compensation	4,419	4,275
Other, Net	(4,097)	(930)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(20,650)	7,519
Inventories	(6,575)	9,068
Prepaid Expenses and Other Current Assets	784	2,327
Accounts Payable	(16,085)	(19,579)
Other Current Liabilities	(11,964)	(10,685)
Other Long-Term Operating Accounts	(12,008)	(6,223)
Dividends Received	100	940
Net Cash Provided by Operating Activities	134,493	153,272
INVESTING ACTIVITIES:
Capital Expenditures	(72,398)	(164,276)
Purchase of Other Investments	(10,153)	(16,563)
Proceeds from Sale of Property	7,508	4,567
Return of Partnership Investments	3,364	595
Investments in COLI, Net of Proceeds from Death Benefits	(246)	(656)
Other, Net	(2,316)	(612)
Net Cash Used in Investing Activities	(74,241)	(176,945)
FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	501	(3,563)
Net (Payments on) Proceeds from Revolver Borrowings	(42,600)	50,700
Proceeds from Long-Term Debt Borrowings	1,037	1,652
Payments on Long-Term Debt and Capital Lease Obligations	(9,292)	(9,702)
Dividends Paid	(17,529)	(11,642)
Proceeds from Stock Issued	3,230	1,367
Share-Based Compensation Tax Benefits	1,068	417
Purchase and Retirement of Common Stock	(1,491)	-
Other, Net	(1,439)	(1,101)
Net Cash (Used in) Provided by Financing Activities	(66,515)	28,128
(Decrease) Increase in Cash and Cash Equivalents	(6,263)	4,455
Effect of Foreign Currency Fluctuations on Cash	15	(567)
Cash and Cash Equivalents at Beginning of Period	37,310	29,759
Cash and Cash Equivalents at End of Period	$31,062	$33,647
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$14,309	$13,062
Income Taxes	25,219	30,654
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	-	29,397

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued new guidance on accounting for the noncontrolling interest in the consolidated financial statements. The Company implemented the new guidance effective September 28, 2009, the beginning of the first quarter of fiscal 2010. The new guidance changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest). A&E owns a noncontrolling interest in certain subsidiaries. Net income attributable to the noncontrolling interest of $222,000 and $398,000 for the 13 weeks and 39 weeks ended June 28, 2009, respectively, has been reclassified within the Company's Consolidated Condensed Statements of Operations. The amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown in the Company's Consolidated Condensed Statements of Operations. Noncontrolling interest related to subsidiaries owned by A&E totaled $6.1 million and $6.8 million at June 27, 2010 and September 27, 2009, respectively. These amounts have been classified as noncontrolling interest in the equity section of the Company's Consolidated Condensed Balance Sheets.

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

The Company's Consolidated Condensed Balance Sheet as of September 27, 2009 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended June 27, 2010 are not necessarily indicative of results for a full year.

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

2. Industry Segment Information

As discussed above, the Company operates primarily in two businesses and evaluates the performance of these two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the 13 and 39 weeks ended June 27, 2010 and June 28, 2009 (in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net Sales:
Retail Grocery	$1,019,138	$964,190	$2,992,104	$2,842,544
Industrial Thread	79,434	60,700	218,418	187,335
Consolidated	$1,098,572	$1,024,890	$3,210,522	$3,029,879

Operating Profit (Loss):
Retail Grocery	$43,118	$42,790	$132,518	$132,141
Industrial Thread	5,825	(10,236)	12,915	(15,907)
Corporate	795	(1,577)	(3,436)	(4,435)
Consolidated	$49,738	$30,977	$141,997	$111,799

3. Earnings Per Share ("EPS")

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Basic EPS:
Net income attributable to Ruddick Corporation	$28,870	$16,491	$80,080	$62,315
Weighted average common shares outstanding	48,252	47,986	48,180	47,950
Basic EPS	$0.60	$0.34	$1.66	$1.30
Diluted EPS:
Net income attributable to Ruddick Corporation	$28,870	$16,491	$80,080	$62,315
Weighted average common shares outstanding	48,252	47,986	48,180	47,950
Net potential common share equivalents - stock options	66	112	87	125
Net potential common share equivalents - stock awards	310	260	291	236
Weighted average common shares outstanding - diluted	48,628	48,358	48,558	48,311
Diluted EPS	$0.59	$0.34	$1.65	$1.29
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents - stock options	10	10	10	10
Anti-dilutive common share equivalents - stock awards	-	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 140,000 performance shares for each of the periods ended June 27, 2010 and 139,000 performance shares for each of the periods ended June 28, 2009 were excluded from the computation of diluted shares.

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

	13 Weeks Ended		39 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Pension Plan:
Service cost	$447	$42	$1,341	$168
Interest cost	4,630	2,990	13,892	12,081
Expected return on plan assets	(5,195)	(3,051)	(14,478)	(12,329)
Amortization of prior service cost	34	25	100	103
Recognized net actuarial loss	2,360	-	7,082	-
Net periodic pension expense (income)	$2,276	$6	$7,937	$23

SERP:
Service cost	$189	$166	$566	$498
Interest cost	550	530	1,650	1,589
Amortization of prior service cost	62	62	186	186
Recognized net actuarial loss	344	-	1,032	-
Net periodic pension expense	$1,145	$758	$3,434	$2,273

Expense related to the Savings Plan amounted to $5,527,000 and $5,528,000 for the 13 weeks and $15,786,000 and $16,148,000 for the 39 weeks ended June 27, 2010 and June 28, 2009, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2009 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. The Company was not required to make a contribution to the Pension Plan in fiscal 2010; however, the Company elected to contribute $22.0 million in the third quarter of fiscal 2010. This contribution was based on the final actuarial calculations and the Company's desire to meet certain funding levels.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $924,000 during the 39 weeks ended June 27, 2010, and anticipates contributing approximately $308,000 more for expected future benefit payments during the remainder of fiscal 2010.

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

A summary of the status of the Company's stock awards as of June 27, 2010 and June 28, 2009, changes during the 39-week periods ending on those dates and the weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	June 27, 2010		June 28, 2009
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	667	$29.02	589	$30.34
Granted	272	26.68	268	26.54
Vested	(168)	28.03	(128)	26.96
Forfeited	(64)	27.22	(60)	35.34
Non-vested at end of period	707	28.52	669	29.01

The total fair value of stock awards vested during the 39 weeks ended June 27, 2010 and June 28, 2009 was $4,572,000 and $3,484,000, respectively.

The stock awards are being expensed over the employees' five-year vesting service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards amounted to $1,563,000 and $1,397,000 for the 13 weeks and $4,419,000 and $4,263,000 for the 39 weeks ended June 27, 2010 and June 28, 2009, respectively. Unamortized expense related to these awards as of June 27, 2010 amounted to $9,603,000 and have a weighted average recognition period of 2.18 years.

A summary of the status of the Company's stock option plans as of June 27, 2010 and June 28, 2009, changes during the 39-week periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	June 27, 2010		June 28, 2009
	Shares	Price	Shares	Price
Outstanding at beginning of period	373	$16.49	483	$16.40
Exercised	(214)	15.90	(86)	16.07
Outstanding at end of period	159	17.29	397	16.47
Options exercisable at end of period	159	17.29	397	16.47

As of June 27, 2010, all outstanding stock options were exercisable and the price per share ranged from $11.50 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of June 27, 2010 and June 28, 2009, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	June 27, 2010	June 28, 2009
Intrinsic value of outstanding options at end of period	$2,467	$2,917
Intrinsic value of options exercisable at end of period	2,467	2,917
Intrinsic value of stock options exercised during the 39-week period	3,101	914

Amortization of compensation costs related to stock options ceased at the end of the first quarter of fiscal 2009 since all outstanding options had become fully vested. Results for the 39 weeks ended June 28, 2009 included $12,000 of compensation costs related to stock options. There were no stock options granted in the first nine months of fiscal 2010 or fiscal 2009.

6. Inventory

The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	June 27, 2010	September 27, 2009
Finished Goods	$290,004	$286,113
Raw Materials and Supplies	19,665	19,504
Work in Process	5,935	4,654
Total Inventories	$315,604	$310,271

7. Goodwill

Goodwill is recorded by A&E. A fair value-based impairment test of the net book value of goodwill is performed annually or at an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual review was conducted in the first quarter of fiscal 2010, resulting in no goodwill impairment charge being required.

8. Intangible Assets

The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	June 27, 2010	September 27, 2009
Acquired favorable operating leases	$18,170	$18,170
Customer lists	5,455	5,534
Land use rights - foreign operations	4,461	4,451
Non-compete agreements	2,700	2,963
Trademarks, licenses and other	2,554	2,554
Total intangible assets	33,340	33,672
Accumulated amortization	(11,392)	(9,918)
Total intangible assets, net of accumulated amortization	$21,948	$23,754

Acquired favorable operating leases are recorded at Harris Teeter. All other intangible assets are recorded by A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $612,000 and $666,000 for the 13 weeks and $1,816,000 and $2,001,000 for the 39 weeks ended June 27, 2010 and June 28, 2009, respectively. Intangible assets have remaining useful lives from 1 year to 46 years. Projected amortization expense for intangible assets existing as of June 27, 2010 is: $562,000 for the remainder of fiscal 2010 and $1,934,000, $1,734,000, $1,632,000 and $1,580,000 for fiscal years 2011, 2012, 2013 and 2014, respectively.

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

In the first quarter of fiscal 2010, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,092,000 gallons of fuel at $1.62 to $2.40 per gallon, excluding shipping, handling and taxes. The options terminated on June 30, 2010 and were deemed to be net purchase options which were designated as a cash flow hedge.

In the third quarter of fiscal 2010, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 168,000 gallons of fuel at $2.085 to $2.60 per gallon and the purchase of 588,000 gallons between $2.12 and $2.60 per gallon, excluding shipping, handling and taxes. The options expire on October 31, 2010 and are deemed to be net purchase options which are designated as a cash flow hedge.

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at June 27, 2010:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$1,468	$-	$1,468	$-
Net purchase options (included with Accounts Payable on the balance sheet)	78	-	78	-

Fair Value Measurement at September 27, 2009:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$585	$-	$585	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the periods ended June 27, 2010.

The pre-tax unrealized gain (loss) associated with the cash flow hedges for the reporting periods of fiscal 2010 and 2009 is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Unrealized gain (loss) recognized in other comprehensive income	$(358)	$418	$(895)	$(38)

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company's senior notes due at various dates through 2017 (which accounts for 98% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's senior notes and its carrying amount outstanding as of the balance sheet dates is as follows (in thousands):

	June 27, 2010	September 27, 2009
Senior notes - estimated fair value	$130,641	$134,322
Senior notes - carrying amount	107,143	114,285

11. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These various leases expire over the next 11 years and the future minimum lease payments totaling $44,429,000 over this period have been assumed by the other merchants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company operates primarily in two business segments through two wholly owned subsidiaries: retail grocery (including related real estate and store development activities) - operated by Harris Teeter; and industrial sewing thread (textile primarily), including embroidery thread and technical textiles - operated by A&E. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, including the District of Columbia. A&E is a global manufacturer and distributor of sewing thread for the apparel and other markets, embroidery thread and technical textiles. The Company evaluates the performance of its two businesses utilizing various measures which are based on operating profit.

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

Harris Teeter has continued with its planned new store development program. Since the end of the third quarter of fiscal 2009, Harris Teeter has opened 17 new stores and closed 4 stores, for a net addition of 13 stores. Harris Teeter operated 199 stores as of the end of the third quarter of fiscal 2010. Much of Harris Teeter's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

Business conditions for A&E's customers have also been negatively impacted by the current economic environment and the cautious consumer. During fiscal 2009, A&E experienced a significant decline in sales as a result of the serious global economic conditions facing its customers in the apparel and non-apparel markets. In addition, apparel production in the Americas has declined over the past several years due to the shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, 73% in 2007, 74% in 2008, 78% in 2009 and 78% for the first five months in 2010. This has greatly impacted A&E's operations in the Americas. In response to the shifting of apparel sourcing, A&E's strategic plans have included the expansion of its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

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

Quarterly Results

Consolidated

The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 13 weeks ended June 27, 2010 and June 28, 2009. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	June 27, 2010		June 28, 2009
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$1,019,138	92.8	$964,190	94.1	5.7
American & Efird	79,434	7.2	60,700	5.9	30.9
Total	$1,098,572	100.0	$1,024,890	100.0	7.2

Gross Profit
Harris Teeter	$304,557	27.72	$293,050	28.59	3.9
American & Efird	19,176	1.75	12,161	1.19	57.7
Total	323,733	29.47	305,211	29.78	6.1

Selling, General and Admin. Expenses
Harris Teeter	261,439	23.80	250,260	24.41	4.5
American & Efird	13,351	1.22	12,506	1.22	6.8
Corporate	(795)	(0.08)	1,577	0.16	n.a.
Total	273,995	24.94	264,343	25.79	3.7

Impairment Charges - American & Efird
Goodwill Impairment	-	-	7,654	0.75	n.a.
Long-Lived Asset Impairments	-	-	2,237	0.22	n.a.
Total	-	-	9,891	0.97	n.a.

Operating Profit (Loss)
Harris Teeter	43,118	3.92	42,790	4.18	0.8
American & Efird	5,825	0.53	(10,236)	(1.00)	n.a.
Corporate	795	0.08	(1,577)	(0.16)	n.a.
Total	49,738	4.53	30,977	3.02	60.6

Net Other Expense	4,688	0.43	3,336	0.33	40.5
Income Tax Expense	15,857	1.44	10,928	1.06	45.1
Net Income	29,193	2.66	16,713	1.63	74.7
Less: Net Income Attributable to the Noncontrolling Interest	323	0.03	222	0.02	n.a.
Net Income Attributable to Ruddick Corporation	$28,870	2.63	$16,491	1.61	75.1

n.a. - not applicable

As depicted in the table above, the increase in consolidated net sales was attributable to sales increases at Harris Teeter and A&E when compared to the prior year. A&E's foreign sales for the third quarter of fiscal 2010 represented 4.0% of the consolidated net sales of the Company compared to 3.3% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase during the third quarter of fiscal 2010 over the prior year period was driven by strong gross profit performance at Harris Teeter and significant gross profit improvement at A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Selling, general & administrative ("SG&A") expenses as a percent to sales decreased when compared to the prior year period. This decrease resulted from: Harris Teeter's continued emphasis on operational efficiencies and cost controls; the leverage created through sales gains that apply against fixed costs; and, a pre-tax gain of $2.1 million recorded by Corporate in the third quarter of fiscal 2010 in connection with the exchange of one of the Company's corporate aircraft. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

As previously disclosed, A&E recorded non-cash impairment charges related to its U.S. operating unit during the third quarter of fiscal 2009. The related income tax benefit of these charges amounted to $3,792,000, resulting in a net income reduction of $6,099,000. Refer to the discussion of segment operations under the caption "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Net other expense includes interest expense, interest income and investment gains and losses. Net interest expense (interest expense less interest income) increased by $1.1 million over the prior year period as a result of increased interest associated with capital leases recorded by Harris Teeter.

The effective income tax rate for the third quarter of fiscal 2010 was 35.2%, as compared to 39.5% in the prior year period. Income tax expense for the third quarter of fiscal 2010 included a benefit of approximately $870,000 for a write-off of stock recorded by A&E.

As a result of the items discussed above, consolidated net income attributable to the Company for the third quarter of fiscal 2010 increased by $12.4 million, or 75.1%, over the prior year period and earnings per diluted share increased by 73.5% to $0.59 per share in fiscal 2010 from $0.34 per share in fiscal 2009. As previously disclosed, the impairment charges recorded by A&E reduced earnings per diluted share by $0.13 in the third quarter of fiscal 2009.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended June 27, 2010 and June 28, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 27, 2010		June 28, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$1,019,138	100.00	$964,190	100.00	5.7
Cost of Sales	714,581	70.12	671,140	69.61	6.5
Gross Profit	304,557	29.88	293,050	30.39	3.9
SG&A Expenses	261,439	25.65	250,260	25.95	4.5
Operating Profit	$43,118	4.23	$42,790	4.44	0.8

Net sales increased by 5.7% in the third quarter of fiscal 2010, as compared to the prior year period. The increase in net sales was attributable to incremental new store sales that were partially offset by a comparable store sales decline. The increase in sales from new stores exceeded the loss of sales from closed stores by $60.3 million for the comparable periods. Comparable store sales (see definition below) decreased 0.68% ($6.4 million) in the third quarter of fiscal 2010, as compared to a decrease of 1.42% ($12.7 million) in the third quarter of fiscal 2009. Comparable store sales have been negatively impacted by retail price deflation and, to some extent, the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. In addition, Harris Teeter customers, in these economic times, are choosing lower priced products and reducing their purchases of more discretionary categories such as floral, tobacco, and certain general merchandise. The number of customer visits increased during the third quarter of fiscal 2010, however, the value of the average basket and the item count was down. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.73% for the third quarter of fiscal 2010, evidencing a continued growing customer base in those stores. Store brand product penetration was down from the prior year at 24.52 % in the third quarter of fiscal 2010, as compared to 27.10% in the third quarter of fiscal 2009.

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

Gross profit as a percent to sales for the third quarter of fiscal 2010 declined 51 basis points from the prior year period as a result of promotional retail price investments designed to enhance the overall value provided to Harris Teeter's customers. Increased promotional activity which includes lowering the sales price on selected items (price investment) reduced the gross profit margin by 87 basis points between the comparable periods. The reduction in the gross profit margin was offset, in part, by a lower LIFO charge. The LIFO charge for the third quarter of fiscal 2010 was zero as compared to $3.7 million (0.38% to sales) in the third quarter of fiscal 2009. Harris Teeter currently expects no cost inflation in those categories of inventory on the LIFO method of valuation.

SG&A expenses for the third quarter of fiscal 2010 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as, labor, credit and debit card fees, rent and other occupancy costs and increased pension expense. However, SG&A expenses as a percent to sales decreased 30 basis points in fiscal 2010 from fiscal 2009, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and cost reductions in support departments. SG&A expenses (excluding advertising and support department costs) for stores opened during fiscal 2009 and fiscal 2010 increased by $20.1 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010, which exceeded the increase in total SG&A expenses between the comparable periods. Even though store labor and associated benefit costs increased from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 by $5.0 million driven by Harris Teeter's new store growth, there was a 21 basis point reduction in these costs as a percent to sales. Reduced costs in advertising and support departments between the third quarter of fiscal 2009 and the third quarter of fiscal 2010 of $3.3 million represented a 48 basis point reduction on a percent to sales basis. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.8 million (0.18% to sales) for the third quarter of fiscal 2010, as compared to $4.1 million (0.42% to sales) for the third quarter of fiscal 2009. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

As a result of the increased sales and cost elements described above, operating profit increased 0.8% in the third quarter of fiscal 2010 from the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended June 27, 2010 and June 28, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 27, 2010		June 28, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$79,434	100.00	$60,700	100.00	30.9
Cost of Sales	60,258	75.86	48,539	79.96	24.1
Gross Profit	19,176	24.14	12,161	20.04	57.7
SG&A Expenses	13,351	16.81	12,506	20.60	6.8
Goodwill Impairment Charge	-	-	7,654	12.61	n.a.
Long-Lived Asset Impairment Charges	-	-	2,237	3.69	n.a.
Operating Profit (Loss)	$5,825	7.33	$(10,236)	(16.86)	n.a.

Net sales increased 30.9% in the third quarter of fiscal 2010 as compared to the prior year period. This increase was driven primarily by sales gains between the third quarters of fiscal 2010 and fiscal 2009 for the U.S. and all foreign regions driven by improvements in retail sales of apparel and automobiles. Foreign sales accounted for approximately 55% of total A&E sales in the third quarter of both fiscal 2010 and fiscal 2009. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E's business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, in the third quarter of fiscal 2010 increased from the third quarter of fiscal 2009, as a result of the cost reduction measures taken in fiscal 2009 and improved operating schedules at most of A&E's manufacturing facilities, created by increased sales and inventories being in line with sales volumes. Cost of sales for A&E's U.S. operations increased by $4.7 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010, however, gross profit as a percent to sales for the U.S. operations increased by 497 basis points. Cost of sales for A&E's foreign operations increased by $7.0 million between the comparable periods and gross profit as a percent to sales for A&E's foreign operations increased by 340 basis points. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses increased 6.8% from the third quarter of fiscal 2009 to the third quarter of fiscal 2010; however, SG&A expenses as a percent to sales decreased from the prior year, primarily as a result of the leverage created through sales gains that apply against fixed costs and increased net profit realized from non-consolidated subsidiaries of $2.0 million. SG&A expenses for A&E's U.S. operations increased by $0.8 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010; however, as a percent to sales, the SG&A margin decreased by 394 basis points. SG&A expenses for A&E's foreign operations increased by $0.8 million between the comparable periods and as a percent to sales, the SG&A margin decreased by 289 basis points. Profit from non-consolidated subsidiaries increased by $0.7 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010, contributing to a 43 basis point reduction in the SG&A margin between the comparable periods.

As previously disclosed, A&E recorded non-cash impairment charges of $7.7 million related to its U.S. operating unit during the third quarter of fiscal 2009. Impairment charges included the write-off of all of the goodwill associated with its U.S. acquisitions previously made in 1995 and 1996. In addition, non-cash charges of $2.2 million were recorded in the third quarter of fiscal 2009 for the write-down of long-lived assets.

As a result of the sales and cost elements described above, A&E realized operating profit of $5.8 million for the third quarter of fiscal 2010, as compared to an operating loss of $10.2 million in the third quarter of fiscal 2009. Management at A&E intends to continue to focus on cost containment and its strategic plans to become more Asian centric. A&E has made good progress in becoming more Asian centric through investments in various non-consolidated subsidiaries that have substantial sales and good operating results. A&E currently has over 60% of its total finishing production capacity located in Asia, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Year-To-Date Results

Consolidated

The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 39 weeks ended June 27, 2010 and June 28, 2009. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	June 27, 2010		June 28, 2009
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$2,992,104	93.2	$2,842,544	93.8	5.3
American & Efird	218,418	6.8	187,335	6.2	16.6
Total	$3,210,522	100.0	$3,029,879	100.0	6.0

Gross Profit
Harris Teeter	$898,650	27.99	$876,405	28.92	2.5
American & Efird	51,870	1.61	34,527	1.14	50.2
Total	950,520	29.60	910,932	30.06	4.3

Selling, General and Admin. Expenses
Harris Teeter	766,132	23.86	744,264	24.56	2.9
American & Efird	38,955	1.21	40,543	1.34	(3.9)
Corporate	3,436	0.11	4,435	0.15	(22.5)
Total	808,523	25.18	789,242	26.05	2.4

Impairment Charges - American & Efird
Goodwill Impairment	-	-	7,654	0.25	n.a.
Long-Lived Asset Impairments	-	-	2,237	0.07	n.a.
Total	-	-	9,891	0.32	n.a.

Operating Profit (Loss)
Harris Teeter	132,518	4.13	132,141	4.36	0.3
American & Efird	12,915	0.40	(15,907)	(0.52)	n.a.
Corporate	(3,436)	(0.11)	(4,435)	(0.15)	(22.5)
Total	141,997	4.42	111,799	3.69	27.0

Net Other Expense	14,562	0.45	12,205	0.41	19.3
Income Tax Expense	46,588	1.45	36,881	1.21	26.3
Net Income	80,847	2.52	62,713	2.07	28.9
Less: Net Income Attributable to the Noncontrolling Interest	767	0.03	398	0.01	n.a.
Net Income Attributable to Ruddick Corporation	$80,080	2.49	$62,315	2.06	28.5

As depicted in the table above, the increase in consolidated sales was attributable to sales increases at Harris Teeter and A&E when compared to the prior year. A&E's foreign sales for the 39 weeks ended June 27, 2010, represented 3.7% of the consolidated net sales of the Company compared to 3.4% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase during the first three quarters of fiscal 2010 over the prior year period was driven by strong gross profit performance at Harris Teeter and significant gross profit improvement at A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

SG&A expenses increased for the first three quarters of fiscal 2010 over the prior year; however, SG&A expenses as a percent to sales decreased in the comparative periods. The decrease in the SG&A margin resulted from: decreased operating costs at A&E; Harris Teeter's continued emphasis on operational efficiencies and cost controls; the leverage created through sales gains that apply against fixed costs; and, a pre-tax gain of $2.1 million recorded by Corporate in the third quarter of fiscal 2010 in connection with the exchange of one of the Company's corporate aircraft. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

As previously disclosed, A&E recorded non-cash impairment charges related to its U.S. operating unit during the third quarter of fiscal 2009. The related income tax benefit of these charges amounted to $3,792,000, resulting in a net income reduction of $6,099,000. Refer to the discussion of segment operations under the caption "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Net other expense includes interest expense, interest income and investment gains and losses. Net interest expense (interest expense less interest income) increased $2.0 million over the prior year period primarily as a result of increased interest associated with capital leases recorded at Harris Teeter.

The effective income tax rate for the 39 weeks ended June 27, 2010 was 36.6% as compared to 37.0% in the prior year period. Income tax expense for fiscal 2010 included a benefit of approximately $870,000 for a write-off of stock recorded by A&E and as previously disclosed, income tax expense for the first three quarters of fiscal 2009 included a reversal of $1.6 million of valuation allowances associated with foreign tax credits.

As a result of the items discussed above, consolidated net income attributable to the Company for the 39 weeks ended June 27, 2010 increased by $17.8 million, or 28.5%, over the prior year period and earnings per diluted share increased by 27.9% to $1.65 per share in fiscal 2010 from $1.29 per share in fiscal 2009. As previously disclosed, the impairment charges recorded by A&E reduced earnings per diluted share by $0.13 for the first three quarters of fiscal 2009.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 39 weeks ended June 27, 2010 and June 28, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 27, 2010		June 28, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$2,992,104	100.00	$2,842,544	100.00	5.3
Cost of Sales	2,093,454	69.97	1,966,139	69.17	6.5
Gross Profit	898,650	30.03	876,405	30.83	2.5
SG&A Expenses	766,132	25.60	744,264	26.18	2.9
Operating Profit	$132,518	4.43	$132,141	4.65	0.3

Net sales increased by 5.3% for the 39 weeks of fiscal 2010, as compared to the prior year period. The increase in net sales was attributable to incremental new store sales and was partially offset by a decline in comparable store sales. The increase in sales from new stores exceeded the loss of sales from closed stores by $188.5 million for the comparable periods. Comparable store sales, as previously defined, decreased 1.45% ($40.6 million) for the 39 weeks ended June 27, 2010, as compared to a decrease of 1.15% ($30.4 million) for the 39 weeks ended June 28, 2009. Comparable store sales for the 39-week period of fiscal 2010 have been negatively impacted by retail price deflation and, to some extent, the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. In addition, Harris Teeter customers, in these economic times, are choosing lower priced products and reducing their purchases of more discretionary categories such as floral, tobacco, and certain general merchandise. Both the number of shopping visits and items sold increased during the first three quarters of fiscal 2010, however the value of the average basket was down. In addition, Harris Teeter experienced average increases in active households per comparable store

(based on VIC data) of 1.44% for the first three quarters of fiscal 2010, evidencing a continued growing customer base in those stores. Store brand product penetration for the first three quarters of fiscal 2010 was 24.58%, as compared to 24.52% during the first three quarters of fiscal 2009.

Gross profit as a percent to sales for the first three quarters of fiscal 2010 declined 80 basis points from the prior year period as a result of promotional retail price investments designed to enhance the overall value provided to Harris Teeter's customers. Increased promotional activity which includes lowering the sales price on selected items (price investment) reduced the gross profit margin by 102 basis points between the comparable periods. The reduction in the gross profit margin was offset, in part, by a lower LIFO charge. The LIFO charge for the first three quarters of fiscal 2010 was zero as compared to $7.5 million (0.26% to sales) in the prior year period. Harris Teeter currently expects no cost inflation in those categories of inventory on the LIFO method of valuation.

SG&A expenses for the first three quarters of fiscal 2010 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs and increased pension expense. However, SG&A expenses as a percent to sales decreased 58 basis points in fiscal 2010 from fiscal 2009, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and cost reductions in support departments. SG&A expenses (excluding advertising and support department costs) for stores opened during fiscal 2009 and fiscal 2010 increased by $64.7 million from the first three quarters of fiscal 2009 to the first three quarters of fiscal 2010, which exceeded the increase in total SG&A expenses between the comparable periods. Even though store labor and associated benefit costs increased from the first three quarters of fiscal 2009 to the first three quarters of fiscal 2010 by $11.5 million driven by Harris Teeter's new store growth, there was a 27 basis point reduction in these costs as a percent to sales. Reduced costs in advertising and support departments between the first three quarters of fiscal 2009 and the first three quarters of fiscal 2010 of $10.3 million represented a 50 basis point reduction on a percent to sales basis. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $6.6 million (0.22% to sales) for the 39 weeks ended June 27, 2010, as compared to $11.5 million (0.40% to sales) for the 39 weeks ended June 28, 2009. Pre-opening costs fluctuate between periods depending on the new store opening schedule.

As a result of the increased sales and cost elements described above, operating profit increased 0.3% in the first three quarters of fiscal 2010 from the same period in the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 39 weeks ended June 27, 2010 and June 28, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	June 27, 2010		June 28, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$218,418	100.00	$187,335	100.00	16.6
Cost of Sales	166,548	76.25	152,808	81.57	9.0
Gross Profit	51,870	23.75	34,527	18.43	50.2
SG&A Expenses	38,955	17.84	40,543	21.64	(3.9)
Goodwill Impairment Charge	-	-	7,654	4.09	n.a.
Long-Lived Asset Impairment Charges	-	-	2,237	1.19	n.a.
Operating Profit (Loss)	$12,915	5.91	$(15,907)	(8.49)	n.a.

Net sales increased 16.6% for the 39 weeks ended June 27, 2010, as compared to the prior year period. This increase was driven primarily by sales gains between the comparable 39 week periods of fiscal 2010 and fiscal 2009 for the U.S. and all foreign regions driven by improvements in retail sales of apparel and automobiles. Foreign sales accounted for approximately 54% of total A&E sales for the 39-week period of fiscal 2010, as compared to 55% for the 39-week period of fiscal 2009. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E's business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, increased during the 39 weeks ended June 27, 2010 from the prior year period, as a result of the cost reduction measures taken in fiscal 2009 and improved operating schedules at most of A&E's manufacturing facilities, created by increased sales and inventories being in line with sales volumes. Cost of sales for A&E's U.S. operations increased by $5.0 million from the first three quarters of fiscal 2009 to the first three quarters of fiscal 2010, however, gross profit as a percent to sales for the U.S. operations increased by 683 basis points. Cost of sales for A&E's foreign operations increased by $8.8 million between the comparable periods and gross profit as a percent to sales for A&E's foreign operations increased by 403 basis points. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses and its percent to sales in the first three quarters of fiscal 2010 decreased from the first three quarters of fiscal 2009, primarily as a result of increased net profit realized from non-consolidated subsidiaries of $5.5 million. SG&A expenses for A&E's U.S. operations for the first three quarters of fiscal 2010 was essentially flat when compared to the first three quarters of fiscal 2009; however, as a percent to sales, the SG&A margin decreased by 405 basis points. SG&A expenses for A&E's foreign operations increased by $0.9 million between the comparable periods; however, as a percent to sales, the SG&A margin decreased by 204 basis points. Profit from non-consolidated subsidiaries increased by $2.4 million from the first three quarters of fiscal 2009 to the first three quarters of fiscal 2010, contributing to a 88 basis point reduction in the SG&A margin between the comparable periods.

As a result of the sales and cost elements described above, A&E realized operating profit of $12.9 million for the first three quarters of fiscal 2010, as compared to an operating loss of $15.9 million in the first three quarters of fiscal 2009. Management at A&E intends to continue to focus on cost containment and its strategic plans to become more Asian centric. A&E has made good progress in becoming more Asian centric through investments in various non-consolidated subsidiaries that have substantial sales and good operating results. A&E currently has over 60% of its total finishing production capacity located in Asia, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Outlook

Harris Teeter's operating performance and the Company's strong financial position provides the flexibility to continue with Harris Teeter's store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to complete major remodeling of one store (which will be expanded in size) during the fourth quarter of fiscal 2010. The new store development program for fiscal 2010 is expected to include a total of 13 new stores (two of which replace existing stores) and result in a 6.4% increase in retail square footage as compared to an 8.7% increase in fiscal 2009. The annual number of new store openings in future years is expected to be slightly less than, or similar to, that of fiscal 2010. Management will continue to evaluate Harris Teeter's capital expenditures during these times of economic uncertainty and will adjust its strategic plan accordingly. In addition, Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter's capital expenditures are presently estimated at approximately $121 million for fiscal 2010 and $165 million for fiscal 2011. During fiscal 2011, Harris Teeter plans to open 9 new stores (one of which will replace an existing store) and complete major remodels on 5 stores. The fiscal 2011 new store openings are currently scheduled for 2 in the first quarter, 3 in the second quarter, 1 in the third quarter and 3 in the fourth quarter. The decrease in planned new store openings from fiscal 2010 to fiscal 2011 reflects the Company's efforts, as previously initiated and disclosed, to delay new store openings during these unprecedented economic times. The new store program anticipates the continued expansion of Harris Teeter's existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the growth opportunities in these countries and to become more Asian centric. Although A&E has benefited from improved business conditions and the cost reduction measures taken in fiscal 2009, the economic environment for A&E's customers could worsen in the future. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E's global supply chain. In addition, management intends to continue to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

The Company's management remains cautious in its expectations for the remainder of fiscal 2010 due to the current economic environment and its impact on the Company's customers. Harris Teeter will continue to refine its merchandising strategies to respond to the changing shopping demands and to maintain or increase its customer base. The retail grocery market remains intensely competitive and there is no assurance that the recent improvements in the textile and apparel industries will continue. Any operating improvement will be dependent on the Company's ability to increase Harris Teeter's market share, to continue to rationalize A&E's operations, to offset increased operating costs with additional operating efficiencies, and to effectively execute the Company's strategic expansion plans. The fourth quarter of fiscal 2010 will be positively impacted by a pre-tax gain of $1.8 million recorded in connection with the exchange of a second corporate aircraft.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company's credit facility. During the 39 weeks ended June 27, 2010, operating activities generated $134.5 million of cash, as compared to generating $153.3 million in the comparable period last year. Investing activities during the 39 weeks ended June 27, 2010 required net cash of $74.2 million, down $102.7 million from the comparable prior year period. The reduced cash requirement for investing activities was driven by the Company's efforts to reduce capital expenditures during these uncertain economic times. Financing activities during the 39 weeks ended June 27, 2010 utilized $66.5 million of cash and included a net reduction of $42.6 million of borrowings under the Company's credit facility, $17.5 million for the payment of dividends and $1.5 million for the purchase and retirement of 55,300 shares of the Company's common stock, at an average price of $26.97 per share.

During the 39 weeks ended June 27, 2010, capital expenditures totaled $72.4 million, comprised of $70.3 million for Harris Teeter and $2.1 million for A&E. Harris Teeter's net investment activity related to certain new stores was essentially flat with $10.2 million of additional investments and $10.2 million received from property investment sales and partnership distributions. Additionally, A&E spent $0.3 million to acquire the noncontrolling interest in its joint ventures in South Africa and now has a 100% ownership interest.

Fiscal 2010 consolidated capital expenditures are expected to total approximately $126 million, consisting of $121 million for Harris Teeter and $5 million for A&E. Consolidated capital expenditures for fiscal 2011 are expected to total approximately $172 million, consisting of $165 million for Harris Teeter and $7 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets for the remainder of fiscal 2010 as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company's credit facility. The Company's credit facility provides substantially more liquidity than what management expects the Company will require through the expiration of its line of credit in December 2012.

The Company's credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility ("Revolving Credit Facility") in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 27, 2010, the Company was in compliance with all financial covenants of the credit agreement and $10.3 million of borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $23.0 million as of June 27, 2010. In addition to the $316.7 million of borrowings available under the Revolving Credit Facility as of June 27, 2010, the Company has the capacity to borrow up to an aggregate amount of $32.3 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of June 27, 2010, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeds the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's Revolving Credit Facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

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

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These leases expire over the next 11 years, and the future minimum lease payments of approximately $44.4 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the highly unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $1.9 million for the remainder of fiscal 2010 (22 stores), $7.6 million in fiscal 2011 (22 stores), $7.2 million in fiscal 2012 (21 stores), $6.0 million in fiscal 2013 (16 stores), $5.1 million in fiscal 2014 (14 stores) and $16.6 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $23.0 million at June 27, 2010.

Contributions to the SERP are equal to the benefit payments made during the year. The Company anticipates contributing approximately $308,000 to the SERP for expected future benefit payments during the fourth quarter of fiscal 2010.

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

In June 2009, the FASB issued an update to its authoritative literature for the consolidation of variable interest entities ("VIE"). The guidance is incorporated in ASC Topic 810 and requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The new guidance also requires additional year-end and interim disclosures. The updated standards become effective for the Company's 2011 fiscal year beginning on October 4, 2010. Based upon preliminary evaluations, the Company does not expect a significant impact on its consolidated financial statements upon adoption of the new standards.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of June 27, 2010, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's third quarter of fiscal 2010, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended June 27, 2010.

The following table summarizes the Company's purchases of its common stock during the quarter ended June 27, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2010 to May 2, 2010	0	n.a.	0	2,767,169
May 3, 2010 to May 30, 2010	0	n.a.	0	2,767,169
May 31, 2010 to June 27, 2010	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of June 27, 2010, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended June 27, 2010. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)
Dated: August 6, 2010	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.