Form 10-K
period 2010-10-03
RUDDICK CORP
filed 2010-12-01
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: October 3, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number:    1-6905

RUDDICK CORPORATION
(Exact name of registrant as specified in its charter)
North Carolina	56-0905940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 S. Tryon St., Suite 1800, Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 372-5404

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock	New York Stock Exchange, Inc.

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, March 28, 2010, was $1,395,057,000. The registrant has no non-voting stock.

As of November 26, 2010, the registrant had outstanding 49,143,473 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2011 Annual Meeting of Shareholders to be held on February 17, 2011 are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 3, 2010

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

At the end of fiscal 2010, the Company and its subsidiaries had total consolidated assets of $1,889,886,000 and had approximately 25,200 employees. The principal executive office of the Company is located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of Ruddick Investment Company (which was subsequently merged into Ruddick Operating Company) and A&E. The Company acquired Harris Teeter in 1969. Ruddick Operating Company is not classified as a separate operating component of the Company due to its limited operations and relative size to the consolidated group. Ruddick Operating Company manages venture capital holdings in a limited number of entities and has investments in various independently managed venture capital investment funds. For information regarding the Company's investments, see the caption entitled "Investments" in Note 1 to the Consolidated Financial Statements in Item 8 hereof.

The two primary businesses of the Company, together with financial information and competitive aspects of such businesses, are discussed separately below. For other information regarding industry segments, see Note 13 to the Consolidated Financial Statements in Item 8 hereof.

The only foreign operations conducted by the Company are through A&E. Neither of the two primary businesses would be characterized as seasonal. The following analysis is based upon the Company's operating locations for the fiscal periods and year end (in thousands):

	2010	2009	2008
Net Sales for the Fiscal Year:
Domestic United States	$4,237,142	$3,940,608	$3,810,635
Foreign Countries	163,308	137,214	181,762
	$4,400,450	$4,077,822	$3,992,397

Net Long-Lived Assets at Fiscal Year End:
Domestic United States	$1,088,527	$1,088,602	$978,363
Foreign Countries	32,794	36,238	40,625
	$1,121,321	$1,124,840	$1,018,988

The Company's consolidated working capital as of October 3, 2010 consisted of $544,971,000 in current assets and $402,047,000 in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the statements of consolidated cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items in either of the Company's subsidiary operations.

The Company employs fifteen people at its corporate headquarters, including two executive officers who formulate and implement overall corporate objectives and policies. The Company's employees perform functions in a number of areas including finance, accounting, internal audit, risk management, financial reporting, employee benefits and public and shareholder relations. The Company assists its subsidiaries in developing long-range goals, in strengthening management personnel and their operations and financing. Management of each subsidiary is responsible for implementing operating policies and reports directly to management of the Company.

Harris Teeter

As of the end of fiscal 2010, Harris Teeter operated 199 supermarkets located in North Carolina (134), Virginia (35), South Carolina (13), Maryland (5), Tennessee (5), Delaware (3), District of Columbia (2), Florida (1) and Georgia (1). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, general merchandise and floral. In addition, Harris Teeter operated pharmacies in 125 of their supermarkets as of the end of fiscal 2010. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk and ice cream produced by the company-owned facility, Harris Teeter purchases most of the products it sells, including its store brand products, from outside suppliers or directly from the manufacturers. Harris Teeter's sales constituted 93% of the Company's consolidated sales in fiscal 2010 (94% in fiscal 2009 and 92% in fiscal 2008).

The supermarket industry is highly competitive. Harris Teeter competes with local, regional and national food chains along with independent merchants. In addition to the more traditional food stores, Harris Teeter also competes with discount retailers (including supercenters that carry a full line of food items), many of which are larger in terms of assets and sales. The consolidation of competitors within the supermarket industry has reduced the number of local food chains and independent merchants. Additionally, some discount supercenter operators, such as Wal-Mart and Target, are continuing to expand and offer more items typically found in supermarket formats. As a result, Harris Teeter is likely to compete with more, larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of related customers has a material effect upon the business of Harris Teeter.

As of the end of fiscal 2010, Harris Teeter employed approximately 9,700 full-time and 12,600 part-time individuals, none of whom were represented by a union. Harris Teeter considers its employee relations to be good.

American & Efird, Inc.

A&E is one of the world's largest global manufacturers and distributors of industrial sewing thread, embroidery thread and technical textiles, produced from natural and synthetic fibers. Manufacturers of apparel, automotive materials, home furnishings, medical supplies and footwear rely on A&E industrial sewing thread to manufacture their products. A&E's primary products are industrial sewing thread, embroidery thread and technical textiles sold through its employed sales representatives, commissioned agents and distributors. Technical textiles represent non-apparel yarns A&E supplies to its customers in the automotive, telecommunications, wire and cable, paper production, and other industries. A&E also distributes sewing supplies manufactured by other companies. A&E sales constituted 7% of the Company's consolidated sales in fiscal 2010 (6% in fiscal 2009 and 8% in fiscal 2008).

A majority of A&E's sales are industrial thread for use in apparel products. The apparel market is made up of many categories servicing both genders and diverse age groups, including jeanswear, underwear, menswear, womenswear, outerwear, intimate apparel, workwear and childrenswear. A&E also manufactures industrial thread for use in a wide variety of non-apparel products including home furnishings, automotive, footwear, upholstered furniture, sporting goods, caps and hats, gloves, leather products, medical products and tea bag strings.

Headquartered in Mt. Holly, North Carolina, A&E operated five modern manufacturing facilities in North Carolina and four distribution centers strategically located in the United States as of the end of fiscal 2010. The manufacturing facilities have been designed for flexibility and efficiency to accommodate changing customer product demands.

A&E also has wholly-owned operations in Canada, China, Costa Rica, El Salvador, England, Honduras, Hong Kong, Italy, Mexico, Malaysia, The Netherlands, Turkey, Poland, South Africa and Slovenia; majority-owned joint ventures in China (two), and the Dominican Republic; minority interest in ventures with ongoing operations in Bangladesh, Brazil, India and Sri Lanka; and a 50% ownership interest in a joint venture in China. A&E's consolidated assets in these foreign operations total approximately $178 million at the end of fiscal 2010. Management expects to continue to expand foreign production and distribution operations, through acquisitions, joint ventures or new start-up operations.

The domestic order backlog, believed to be firm, as of October 3, 2010, was approximately $11,799,000 versus $10,770,000 at the end of the preceding fiscal year. The international order backlog as of the end of fiscal 2010 was approximately $2,192,000 versus $1,984,000 at the end of the preceding fiscal year. The majority of the domestic and international order backlog was filled within five weeks of the fiscal 2010 year end. As of the end of fiscal 2010, A&E had approximately 7,300 domestic and 6,000 international active customer accounts. In fiscal 2010, no single customer accounted for more than 4% of A&E's total net sales, and the ten largest customers accounted for approximately 14% of A&E's total net sales.

A&E purchases cotton from farmers and domestic cotton merchants. There is presently an adequate supply of cotton. Synthetic fibers are bought from the principal American synthetic fiber producers for domestic operations and from the principal Asian and American synthetic fiber producers for operations in China. There is currently an adequate supply of synthetic fiber for A&E's global operations.

A&E has three patents issued. There are no material licenses, franchises or concessions held by A&E. Research and development expenditures were $518,000, $428,000, and $509,000 in fiscal 2010, 2009 and 2008, respectively, none of which were sponsored by customers. Two full-time employees are currently engaged in this activity.

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

A&E and its consolidated subsidiaries employed approximately 2,900 individuals worldwide as of the end of fiscal 2010. None of the domestic employees and an insignificant number of employees of foreign operations are represented by a union. A&E considers its employee relations to be good.

Available Information

The Company's Internet address is www.ruddickcorp.com. The Company makes available, free of charge, on or through its website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which Harris Teeter and A&E operate. The following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. In addition to the factors discussed below, other factors that might cause our future financial performance to vary from that described in our forward-looking statements include: (i) changes in federal, state or local laws or regulations; (ii) cost and stability of energy sources; (iii) cost and availability of raw materials; (iv) management's ability to predict accurately the adequacy of the Company's present liquidity to meet future financial requirements; (v) continued solvency of any third parties on leases the Company has guaranteed; (vi) management's ability to predict the required contributions to the pension plans of the Company; (vii) the Company's requirement to impair recorded goodwill or long-lived assets; (viii) changes in labor and employee benefit costs, such as increased health care and other insurance costs; (ix) ability to recruit, train and retain effective employees and management in both of the Company's operating subsidiaries; (x) the extent and speed of successful execution of strategic initiatives; (xi) volatility of financial and credit markets which would affect access to capital for the Company; and, (xii) unexpected outcomes of any legal proceedings arising in the normal course of business of the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider any of the above list of factors and the following discussion to be a complete set of all potential risks or uncertainties.

Risks Related to Harris Teeter

The Supermarket Industry is Highly Competitive. The supermarket industry is characterized by narrow profit margins and competes on value, location and service. Harris Teeter faces increased competitive pressure in all of its markets from existing competitors and from the threatened entry by one or more major new competitors. The number and type of competitors faced by Harris Teeter vary by location and include: traditional grocery retailers (both national and regional), discount retailers such as "supercenters" and "club and warehouse stores," specialty supermarkets, drug stores, dollar stores, convenience stores and restaurants. In addition, certain Harris Teeter supermarkets also compete with local video stores, florists, book stores and pharmacies. Aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation have further contributed to an increasingly competitive marketplace.

Additionally, increasingly competitive markets and economic uncertainty have made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, Harris Teeter's competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to achieve consistent sales gains. Some of Harris Teeter's competitors have greater financial resources and could use these resources to take measures which could adversely affect Harris Teeter's competitive position. Accordingly, Harris Teeter's business, financial condition or results of operations could be adversely affected by competitive factors, including product mix and pricing changes which may be made in response to competition from existing or new competitors.

Harris Teeter's Expansion Plans Are Subject to Risk. Harris Teeter has spent, and intends to continue to spend, significant capital and management resources on the development and implementation of expansion and renovation plans. Harris Teeter's new store opening program has accelerated in recent years and involves expanding the company's Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The successful implementation of Harris Teeter's renovation and expansion plans are subject to several factors including: the availability of new, suitable locations on reasonable commercial terms, or at all; the success of new stores, including those in new markets; management's ability to manage expansion, including the effect on sales at existing stores when a new store is opened nearby; the ability to secure any necessary financing; change in regional and national economic conditions; and increasing competition or changes in the competitive environment in Harris Teeter's markets.

Harris Teeter's new stores may initially operate at a loss, depending on factors such as prevailing competition and market position in the surrounding communities and the level of sales and profit margins in existing stores may not be duplicated in new stores. Pursuing a strategy of growth, renovation and expansion in light of current highly competitive industry conditions could lead to a near-term decline in earnings as a result of opening and operating a substantial number of new stores, particularly with respect to stores in markets where Harris Teeter does not have a significant presence. If Harris Teeter's expansion and renovation plans are unsuccessful, it could adversely affect Harris Teeter's cash flow, business and financial condition due to the significant amount of capital and management resources invested.

Food Safety Issues Could Result in a Loss of Consumer Confidence and Product Liability Claims. Harris Teeter could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. These concerns could cause shoppers to avoid purchasing certain products from Harris Teeter, or to seek alternative sources of supply for their food needs, even if the basis for the concern is not valid and/or is outside of the company's control. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying our products and any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food items sold by Harris Teeter, regardless of the cause, could have a substantial and adverse effect on the company's operations.

Harris Teeter's Geographic Concentration May Expose it to Regional or Localized Downturns. Harris Teeter operates primarily in the southeastern United States, with a strong concentration in North Carolina, Virginia and South Carolina. As a result, Harris Teeter's business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population. Although the southeast region has experienced economic and demographic growth in the past, a significant economic downturn in the region could have a material adverse effect on Harris Teeter's business, financial condition or results of operations.

The Ownership and Development of Real Estate May Subject Harris Teeter to Environmental Liability. Under applicable environmental laws, as an owner or developer of real estate, Harris Teeter may be responsible for remediation of environmental conditions that may be discovered and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to Harris Teeter supermarkets and other buildings and the land on which those buildings are situated, whether the properties are leased or owned, and whether such environmental conditions, if in existence, were created by Harris Teeter or by a prior owner or tenant. The discovery of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect Harris Teeter's ability to sell or rent real property or to borrow using real property as collateral. Liabilities or costs resulting from noncompliance with current or future applicable environmental laws or other claims relating to environmental matters could have a material adverse effect on Harris Teeter's business, financial condition or results of operations.

Harris Teeter's Information Technology Systems Are Subject to Risk. Harris Teeter's business is increasingly dependent on information technology systems that are complex and vital to continuing operations. If Harris Teeter were to experience difficulties maintaining existing systems or implementing new systems, it could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and financial data, as well as debit and credit card cardholder data, and a breach could have an adverse effect on Harris Teeter.

Risks Related to A&E

A&E Operates in a Competitive Global Industry. A&E competes on a global basis with a large number of manufacturers in the highly competitive sewing thread, embroidery thread and technical textile industries. Maintaining A&E's competitive position may require substantial investments in product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for A&E's products or force A&E to lower its prices. Other generally adverse economic and industry conditions, including a decline in consumer demand for apparel products, could have a material adverse effect on A&E's business.

A&E May Not Succeed at Integrating Its Acquisitions. In recent years, A&E has expanded its foreign production and distribution capacity by acquiring other manufacturers, entering into joint ventures or starting new businesses. Management expects A&E to continue this activity and expand foreign production and distribution operations through acquisitions, joint ventures or new start-up operations. The process of combining these acquisitions with A&E's existing businesses involves risks. A&E will face challenges in consolidating functions, integrating organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel. Failure to successfully manage and integrate acquisitions, joint ventures or new start-up businesses could lead to the potential loss of customers, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect A&E's financial condition and results of operations. Even if integration occurs successfully, failure of future acquisitions to achieve levels of anticipated sales growth, profitability or productivity may adversely impact A&E's financial condition and results of operations. Additionally, expansions involving foreign markets may present other complexities that may require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on A&E's revenues, level of expenses and operating results.

A&E Has Substantial International Operations. In fiscal 2010, approximately 54% of A&E's net sales and a large portion of A&E's production occurred outside the United States, primarily in Europe, Latin America and Asia. A&E's corporate strategy includes the expansion and growth of its international business on a worldwide basis, with an emphasis on Asia. As a result, A&E's operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental restrictions and regulations. A&E's foreign operations also subjects A&E to the risks inherent in currency translations. A&E's global operations make it impossible to eliminate completely all foreign currency translation risks and its impact on A&E's financial results.

A&E Has Raw Material Price Volatility. The significant price volatility of many of A&E's raw materials may result in increased production costs, which A&E may not be able to pass on to its customers. A significant portion of the raw materials A&E uses in manufacturing thread and technical textiles are petroleum-based. The prices for petroleum and petroleum-related products are volatile. While A&E at times in the past has been able to increase product prices due to raw material increases, A&E generally is not able to immediately raise product prices and may be unable to completely pass on underlying cost increases to its customers. Additional raw material and energy cost increases that A&E is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Other Risks

Narrow Profit Margins may Adversely Affect the Company's Business. Profit margins in the supermarket and thread industries are very narrow. In order to increase or maintain the Company's profit margins, strategies are used to reduce costs, such as productivity improvements, shrink reduction, distribution efficiencies, energy efficiency programs and other similar strategies. Changes in product mix also may negatively affect certain financial measures. If the Company is unable to achieve forecasted cost reductions there may be an adverse effect on the Company's business.

Our Self-Insurance Reserves are Subject to Variability and Unpredictable External Factors. As discussed in more detail below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Self-insurance Reserves for Workers' Compensation, Healthcare and General Liability," the Company is primarily self-insured for most U.S. workers' compensation claims, healthcare claims and general liability and automotive liability losses. Accordingly, the Company determines the estimated reserve required for claims in each accounting period, which requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The liabilities that have been recorded for these claims represent our best estimate of the ultimate obligations for reported claims plus those incurred but not reported. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect ultimate settlements of claims or the assumptions underlying our liability estimates, which could cause a material change for our self-insurance liability reserves and impact earnings.

The Company may Incur Increased Pension Expenses. The Company maintains certain retirement benefit plans for substantially all domestic full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries, including a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives, which is an unfunded defined benefit plan. The Company has frozen participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants who had achieved specified age and service levels on December 31, 2005; however, at the end of fiscal 2010, the Company's pension plans had projected benefit obligations in excess of the fair value of plan assets. The amount of any increase or decrease in our required contributions to our pension plans will depend on government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. For more information, see Note 14 to the Consolidated Financial Statements in Item 8 hereof.

Adverse Economic Conditions may Negatively Impact the Company's Operating Results. The increase in unemployment and loss of consumer confidence can alter the consumers' buying habits and demand for apparel products. In addition, consumers may decrease their purchases of more discretionary items and increase their purchase of lower cost food products. Adverse economic conditions in the financial markets, including the availability of financing, could also adversely affect the Company's operating results by increasing costs related to obtaining financing at acceptable rates and reduce our customers' liquidity position. These conditions could materially affect the Company's customers causing reductions or cancellations of existing sales orders and inhibit the Company's ability to collect receivables. In addition, the Company's suppliers may be unable to fulfill the Company's outstanding orders or could change credit terms that would negatively affect the Company's liquidity. All of these factors could adversely impact the Company's results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive office of the Company is located in a leased space of a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Harris Teeter owns its principal offices near Charlotte, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 1,088,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. In addition, the Greensboro facility has frozen goods storage and a single pick facility for health and beauty care products and other general merchandise. Harris Teeter operates its retail stores primarily from leased properties. As of the end of fiscal 2010, Harris Teeter held title to the land and buildings of five of its supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and situated on leased land. In addition, Harris Teeter holds interest in properties that are under development for store sites. Harris Teeter's supermarkets range in size from approximately 16,200 square feet to 72,900 square feet, with an average size of approximately 47,800 square feet.

The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

	2010	2009	2008
Stores Open at Period End	199	189	176
Average Weekly Net Sales Per Store*	$395,510	$405,356	$414,101
Average Square Footage Per Store at Period End	47,792	47,277	46,708
Average Square Footage Per New Store Opened During Period	50,312	51,698	48,330
Total Square Footage at Period End	9,510,688	8,935,271	8,220,583

*Computed on the basis of aggregate sales of stores open for a full year.

A&E's principal offices, five domestic manufacturing plants and one distribution center are all owned by A&E and are all located in North Carolina. Domestic manufacturing and related warehouse facilities have an aggregate of approximately 1,447,000 square feet of floor space. A&E has a domestic dyeing production capacity of approximately 27,000,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition, A&E leases three distribution centers strategically located in its domestic markets with an aggregate of approximately 84,000 square feet of floor space.

Through consolidated subsidiaries, A&E also owns seven international manufacturing and/or distribution facilities with an aggregate of approximately 815,000 square feet of floor space. A&E also leases another 16 international manufacturing and/or distribution facilities with an aggregate of approximately 417,000 square feet of floor space. The foreign consolidated subsidiaries engaged in manufacturing have a dyeing production capacity of approximately 21,500,000 pounds per year. Capacities are based on 168 hours of operations per week. In addition to its consolidated subsidiaries, A&E also has minority interests in various joint ventures and a 50% ownership interest in a joint venture in China.

The Company believes its facilities and those of its operating subsidiaries are adequate for its current operations. However, additional or expanded facilities may be required in strategic regions to support growth in the future.

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

Item 4. [Removed and Reserved]

Item 4A. Executive Officers of the Registrant

The following list contains the name, age, positions and offices held and period served in such positions or offices for each of the executive officers of the Registrant.

Thomas W. Dickson, age 55, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and has been Chairman of the Board of Directors since March 2006 and President and principal executive officer since February 1997. Prior to that time, he served as Executive Vice President of the Company from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996 he served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, the Company's wholly-owned subsidiary A&E.

John B. Woodlief, age 60, is the Vice President - Finance and Chief Financial Officer of the Company, and has been the Vice President - Finance and principal financial officer of the Company since November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997 to June of 1999. He joined Price Waterhouse in 1972.

Frederick J. Morganthall, II, age 59, was elected President of the Company's wholly-owned subsidiary Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

Fred A. Jackson, age 60, has been President of A&E since August 1996. Prior to that time, and beginning in January 1996, he served as Executive Vice President of A&E. He was also A&E's Senior Vice President - Industrial Thread Sales from October 1993 to January 1996.

The executive officers of the Company and its subsidiaries are elected annually by their respective Boards of Directors. No executive officer has a family relationship as close as first cousin with any other executive officer, director or nominee for director.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information regarding the principal market for the Company's common stock (the "Common Stock"), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2010 and 2009 is set forth below.

The Common Stock is listed on the New York Stock Exchange. As of November 26, 2010, there were approximately 3,900 holders of record of Common Stock.

Quarterly Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010
Dividend Per Share	$0.12	$0.12	$0.12	$0.12
Market Price Per Share
High	29.60	32.57	38.16	37.90
Low	24.55	25.06	31.48	30.29

Fiscal 2009
Dividend Per Share	$0.12	$0.12	$0.12	$0.12
Market Price Per Share
High	33.74	29.20	26.87	28.00
Low	23.81	18.86	22.00	21.77

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

Comparison of Total Cumulative Shareholder Return for Five-Year Period Ending October 3, 2010

The following graph presents a comparison of the yearly percentage change in the Company's cumulative total shareholders' return on Common Stock with the (i) Standard & Poor's 500 Index, (ii) Standard & Poor's Midcap 400 Index, (iii) Standard & Poor's Food Retail Index, and (iv) Standard & Poor's Apparel, Accessories & Luxury Goods Index for the five-year period ended October 3, 2010.

	Cumulative Total Return
	9/30/05	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10
Ruddick Corporation	100.00	115.10	150.52	147.61	123.48	163.41
S & P 500	100.00	110.79	129.01	100.66	93.70	103.22
S & P Midcap 400	100.00	106.56	126.55	105.44	102.16	120.33
S & P Food Retail	100.00	103.80	118.06	88.89	75.01	80.45
S & P Apparel, Accessories & Luxury Goods	100.00	112.99	129.19	88.58	92.30	114.76

* $100 invested on 9/30/05 in stock or index, including reinvestment of dividends.

** The Company utilizes two indices, rather than a single index, for its peer group comparison: Standard & Poor's Food Retail Index and Standard & Poor's Apparel, Accessories & Luxury Goods Index. The Company believes that the separate presentation of these indices more accurately corresponds to the Company's primary lines of business.

Issuer Purchases of Equity Securities

   The following table summarizes the Company's purchases of its common stock during the quarter ended October 3, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2010 to August 1, 2010	- 0 -	n.a.	- 0 -	2,767,169
August 2, 2010 to August 29, 2010	- 0 -	n.a.	- 0 -	2,767,169
August 30, 2010 to October 3, 2010	- 0 -	n.a.	- 0 -	2,767,169

Total	- 0 -	n.a.	- 0 -	2,767,169

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of October 3, 2010, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended October 3, 2010. The stock buyback program has no set expiration or termination date.

Item 6. Selected Financial Data (dollars in thousands, except per share data)

	2010	2009	(1)	2008	2007	2006

Net sales	$4,400,450	$4,077,822		$3,992,397	$3,639,208	$3,265,856

Operating profit	197,971	154,851		173,785	148,174	123,069

Net income	112,041	85,964		96,752	80,688	72,336

Net income per share
Basic	2.32	1.79		2.02	1.69	1.53
Diluted	2.31	1.78		2.00	1.68	1.52

Dividend per share	0.48	0.48		0.48	0.44	0.44

Total assets	1,889,886	1,844,321		1,696,407	1,529,689	1,362,936

Long-term debt - including current portion	308,166	365,087		320,578	264,392	237,731

Stockholder’s equity - Ruddick Corp.	892,449	811,590		823,159	736,250	670,517

Book value per share	18.25	16.72		17.05	15.30	14.10

Note: The Company's fiscal year ends on the Sunday nearest to September 30. Fiscal year 2010 includes the 53 weeks ended October 3, 2010. Fiscal years 2009, 2008, 2007 and 2006 includes the 52 weeks ended September 27, 2009, September 28, 2008, September 30, 2007 and October 1, 2006, respectively.

(1)	Reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Goodwill and Long-Lived Asset Impairments" which describes the fiscal 2009 non-cash charges of $9,891,000 ($6,099,000 after tax benefits, or $0.13 per diluted share) for goodwill and long-lived asset impairments recorded by A&E.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A "Risk Factors" of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to "Risk Factors" in Item 1A hereof.

Overview

The Company operates primarily in two business segments through two wholly owned subsidiaries: retail grocery (including related real estate and store development activities) - operated by Harris Teeter; and industrial sewing thread (textile primarily), including embroidery thread and technical textiles - operated by A&E. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, and the District of Columbia. A&E is a global manufacturer and distributor of sewing thread for the apparel and other markets, embroidery thread and technical textiles. The Company evaluates the performance of its two businesses utilizing various measures which are based on operating profit.

The economic environment has motivated changes in the consumption habits of the retail consumer which has impacted the financial results of both operating subsidiaries. Unprecedented economic uncertainty, tumultuous market conditions and reduced levels of consumer confidence have created a more cautious consumer and increased the competitive environment in Harris Teeter's primary markets. Harris Teeter competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as "neighborhood or supercenters" and "club and warehouse stores," specialty supermarkets and drug stores. Generally, Harris Teeter's markets continue to experience new store opening activity and increased feature pricing or everyday low prices by competitors. Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service.

Harris Teeter has continued with its planned new store development program and has opened 13 new stores and closed 3 stores for a net of 10 additional stores during fiscal 2010. During fiscal 2009, Harris Teeter opened 15 new stores and closed 2 stores for a net of 13 additional stores, and during fiscal 2008, Harris Teeter opened 15 new stores and closed 3 stores for a net of 12 additional stores. Much of Harris Teeter's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

Business conditions for A&E's customers were also negatively impacted by the turbulent economic conditions of fiscal 2009. However, during fiscal 2010, A&E's customers in the retail apparel and non-apparel sectors realized a rebound in retail sales which resulted in increased sales for A&E. Even though A&E's sales for fiscal 2010 improved significantly over fiscal 2009, they were still below the levels achieved in fiscal 2008. A&E's strategic plans continue to include expanding its operations in the Asian markets and the expansion of product lines beyond apparel sewing thread.

A&E's growth in China, India and other Asian markets has been accomplished through additional investments in its wholly owned subsidiaries by way of capital expenditures and through strategic joint ventures. In fiscal 2003, A&E entered into a joint venture in China resulting in a 50% ownership interest in Huamei Thread Company Limited, which is one of the largest thread producers in the China market. During fiscal 2005, A&E acquired an 80% ownership interest in Jimei Spinning Company Limited (a thread yarn spinning company located in China) and increased its ownership interest in Hengmei Spinning Company Limited (another thread yarn spinning company in China) from 60% to 80%. During the third quarter of fiscal 2008, A&E entered into a joint venture with Vardhman Textiles Limited in India ("Vardhman") to manufacture, distribute and sell sewing thread for industrial and consumer markets within India and for export markets. During the first quarter of fiscal 2009, A&E exercised its option to purchase an additional 14% ownership interest in Vardhman under the terms of the original joint venture agreement, which increased A&E's total ownership interest in Vardhman to 49%. A&E continues to transform its business to be more Asian centric, which is in line with the global shifting of A&E's customer base.

A&E also expanded its global presence through new joint venture agreements and increased ownership of existing joint venture arrangements. During fiscal 2005, A&E entered into a joint venture in Brazil resulting in a 30% ownership interest in Linhas Bonfio S.A ("Linhas"). During fiscal 2009, A&E acquired an additional 13% ownership interest in Linhas, which increased A&E's total ownership interest in Linhas to 43%. During fiscal 2010, A&E increased its ownership interest in Hilos A&E Dominicana, Ltd. from 51% to 63% and obtained the remaining 20% ownership interest in its two joint ventures in South Africa.

A&E's fiscal 2004 acquisition of certain assets and the U.S. business of Synthetic Thread Company, Inc. provided A&E with an entry into the technical textiles market. A&E expanded its customer base and product line offerings in the technical textiles arena by acquiring certain assets and the U.S. business of Ludlow Textiles Company, Inc. in fiscal 2005. Further diversification was achieved in fiscal 2005 by A&E's acquisition of certain assets and the business of Robison-Anton Textile Co., a U.S. producer of high-quality embroidery threads. The sale of non-apparel threads and yarns resulting from these acquisitions has partially offset sales declines in the U.S. resulting from the shifting of apparel manufacturing. In fiscal 2006, A&E expanded its production and distribution of non-apparel products through the acquisition of TSP Tovarna Sukancev in Trakov d.d. ("TSP") located in Maribor, Slovenia. A&E continues to expand the manufacturing and distribution of non-apparel products throughout its global operations.

A&E continues to face increased operating costs and highly competitive pricing in its markets. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations, and focus on its strategic plans to become more Asian centric.

Results of Operations

Goodwill and Long-Lived Asset Impairments
The deterioration of the economic environment during fiscal 2009, particularly with respect to A&E's customers in the retail apparel and non-apparel markets, caused management to lower the expected future cash flows of A&E's U.S. operating segment during the Company's annual strategic planning process. Based on the revised expectations, A&E was required to perform an interim test for goodwill impairment and, as a result, recorded non-cash impairment charges related to its U.S. operating segment during the third quarter of fiscal 2009. Impairment charges included the write-off of all of the goodwill associated with its U.S. acquisitions previously made in 1995 and 1996 and the write-down of certain long-lived assets of its U.S. operating segment. During fiscal 2009, A&E wrote off $7,654,000 of goodwill and wrote down certain long-lived assets of its U.S. operating segment by $2,237,000. A&E also recorded tax benefits of $3,792,000 related to the impairment charges. An annual impairment review was conducted in the first quarter of fiscal 2010, resulting in no goodwill impairment charge being required as the fair value exceeded the carrying value.

Consolidated Overview
The following table sets forth the operating profit components by each of the Company's operating segments and for the holding company ("Corporate") for the 53 weeks ended October 3, 2010 (fiscal 2010), and the 52 weeks ended September 27, 2009 (fiscal 2009) and September 28, 2008 (fiscal 2008). The table also sets forth each of the segment's net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2010		Fiscal 2009		Fiscal 2008		% Inc. (Dec.	)
		% to Sales		% to Sales		% to Sales	10 vs 09	09 vs 08
Net Sales
Harris Teeter	$4,099,353	93.2	$3,827,005	93.8	$3,664,804	91.8	7.1	4.4
A&E	301,097	6.8	250,817	6.2	327,593	8.2	20.0	(23.4)
Total	$4,400,450	100.0	$4,077,822	100.0	$3,992,397	100.0	7.9	2.1

Gross Profit
Harris Teeter	$1,227,446	27.89	$1,169,441	28.68	$1,138,857	28.53	5.0	2.7
A&E	72,412	1.65	47,916	1.17	69,590	1.74	51.1	(31.1)
Total	1,299,858	29.54	1,217,357	29.85	1,208,447	30.27	6.8	0.7

SG&A Expenses
Harris Teeter	1,045,860	23.77	993,850	24.37	961,092	24.08	5.2	3.4
A&E	52,907	1.20	52,646	1.29	67,262	1.68	0.5	(21.7)
Corporate	3,120	0.07	6,119	0.15	6,308	0.16	(49.0)	(3.0)
Total	1,101,887	25.04	1,052,615	25.81	1,034,662	25.92	4.7	1.7

Impairment Charges - A&E
Goodwill	-	-	7,654	0.19	-	-	n.m.	n.m.
Long-Lived Assets	-	-	2,237	0.05	-	-	n.m.	n.m.
Total	-	-	9,891	0.24	-	-	n.m.	n.m.

Operating Profit (Loss)
Harris Teeter	181,586	4.13	175,591	4.31	177,765	4.45	3.4	(1.2)
A&E	19,505	0.44	(14,621)	(0.36)	2,328	0.06	n.m.	n.m.
Corporate	(3,120)	(0.07)	(6,119)	(0.15)	(6,308)	(0.16)	(49.0)	(3.0)
Total	197,971	4.50	154,851	3.80	173,785	4.35	27.8	(10.9)

Other Expense, net	19,566	0.45	16,068	0.40	19,190	0.48	21.8	(16.3)
Income Tax Expense	65,297	1.48	52,225	1.28	57,359	1.44	25.0	(9.0)
Net Earnings	113,108	2.57	86,558	2.12	97,236	2.43	30.7	(11.0)
Less: Net Earnings Attributable to the Noncontrolling Interest	1,067	0.02	594	0.01	484	0.01	79.8	22.7.
Net Earnings Attributable to Ruddick Corporation	$112,041	2.55	$85,964	2.11	$96,752	2.42	30.3	(11.1)

n.m. - not meaningful

Consolidated net sales increased 7.9% in fiscal 2010 and 2.1% in fiscal 2009 when compared to prior years. The fiscal 2010 increase was attributable to sales improvements at both Harris Teeter and A&E, and an extra week of operations in fiscal 2010. The fiscal 2009 increase resulted from sales improvements at Harris Teeter that were partially offset by sales declines at A&E. Foreign sales for fiscal 2010 represented 3.7% of the consolidated sales of the Company, compared to 3.4% for fiscal 2009 and 4.6% for fiscal 2008. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase for fiscal 2010 over fiscal 2009 was driven by strong gross profit performance at Harris Teeter and significant gross profit improvement at A&E. The gross profit increase for fiscal 2009 was driven by increased gross profit at

Harris Teeter that was offset, in part, by a gross profit decline at A&E when compared to fiscal 2008. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Consolidated selling, general & administrative ("SG&A") expenses increased in fiscal 2010, when compared to fiscal 2009 and fiscal 2008 as a result of the increased operating costs at Harris Teeter driven by store expansion; however, SG&A expenses as a percent to sales decreased in the comparative periods. The decrease in the SG&A margin resulted from: decreased operating costs at A&E since fiscal 2008; Harris Teeter's continued emphasis on operational efficiencies and cost controls; the leverage created through sales gains that apply against fixed costs; and, pre-tax gains of $3.9 million recorded by Corporate during fiscal 2010 in connection with the exchange of the Company's corporate aircraft. Refer to the discussion of segment operations under the caption "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

As discussed previously, A&E recorded non-cash impairment charges of $9,891,000 related to its U.S. operating unit during fiscal 2009. The related income tax benefit of these charges amounted to $3,792,000, resulting in a net reduction to earnings of $6,099,000. Refer to the discussion of segment operations under the caption "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Net other expenses include interest expense, interest income and investment gains and losses. Net interest expense (interest expense less interest income) increased $3.1 million in fiscal 2010 from fiscal 2009 primarily as a result of increased interest associated with capital leases recorded at Harris Teeter. Net interest expense decreased $2.3 million in fiscal 2009 from fiscal 2008, as a result of lower average interest rates on outstanding debt balances. Average outstanding debt balances increased between fiscal 2008 and fiscal 2009 because of increased borrowings under the Company's credit facility and new capital leases entered into in support of Harris Teeter's new store development program.

The effective consolidated income tax rate for fiscal 2010 was 36.6% as compared to 37.6% for fiscal 2009 and 37.1% for fiscal 2008. Income tax expense for fiscal 2010 included a benefit of approximately $870,000 for A&E's write-off of worthless stock in two foreign subsidiaries. As previously disclosed, income tax expense for fiscal 2009 included the removal of $1.6 million of valuation allowances associated with foreign tax credits and adjustments made for an increase in the Company's state income taxes. Income tax expense for fiscal 2008 included refund claims related to prior years of approximately $2.4 million associated with A&E's foreign operations.

As a result of the items discussed above (including the extra week of operations in fiscal 2010), fiscal 2010 consolidated net earnings attributable to the Company increased by $26.1 million, or 30.3%, over fiscal 2009 and net earnings per diluted share increased by 29.8% to $2.31 per share in fiscal 2010 from $1.78 per share in fiscal 2009. Fiscal 2009 consolidated net earnings attributable to the Company decreased by $10.8 million, or 11.1%, over fiscal 2008 and net earnings per diluted share decreased by 11.0% to $1.78 per share in fiscal 2009 from $2.00 per share in fiscal 2008. The non-cash impairment charges recorded by A&E during fiscal 2009 reduced consolidated net earnings by $6.1 million, or $0.13 per diluted share.

Harris Teeter, Retail Grocery Segment
The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 53 weeks of fiscal 2010 and the 52 weeks of fiscal years 2009 and 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2010		Fiscal 2009		Fiscal 2008		% Inc. (Dec.		)
		% to Sales		% to Sales		% to Sales	10 vs 09	09 vs 08
Net Sales	$4,099,353	100.00	$3,827,005	100.00	$3,664,804	100.00	7.1	4.4
Cost of Sales	2,871,907	70.06	2,657,564	69.44	2,525,947	68.92	8.1	5.2
Gross Profit	1,227,446	29.94	1,169,441	30.56	1,138,857	31.08	5.0	2.7
SG&A Expenses	1,045,860	25.51	993,850	25.97	961,092	26.23	5.2	3.4
Operating Profit	$181,586	4.43	$175,591	4.59	$177,765	4.85	3.4	(1.2)

Sales increased 7.1% in fiscal 2010 over fiscal 2009 and 4.4% in fiscal 2009 over fiscal 2008. The increase in sales in fiscal 2010 was attributable to sales from incremental new stores and an extra week of operations. The additional week accounted for approximately 2.0% of the fiscal 2010 sales increase. The increase in sales in fiscal 2009 was attributable to sales from incremental new stores. The sales increases in fiscal 2010 and fiscal 2009 were partially offset by comparable store sales declines in the comparative periods. During fiscal 2010, Harris Teeter opened 13 new stores (2 of which replaced existing stores) and closed 3 stores, for a net addition of 10 stores. During fiscal 2009, Harris Teeter opened 15 new stores (2 of which replaced existing stores) and closed 2 stores, for a net addition of 13 stores. During fiscal 2008, Harris Teeter opened 15 new stores (2 of which replaced existing stores) and closed 3 stores, for a net addition of 12 stores. The increase in sales from new stores exceeded the loss of sales from closed stores by $238.2 million in fiscal 2010, $225.4 million in fiscal 2009 and $275.7 million in fiscal 2008. Comparable store sales (see definition below) decreased by 1.10% ($42.0 million) in fiscal 2010, decreased by 1.49% ($53.1 million) in fiscal 2009, and increased by 2.86% ($91.3 million) in fiscal 2008. Comparable store sales have been negatively impacted by retail price deflation and, to some extent, the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that the strategy of opening additional Harris Teeter stores within close proximity to existing stores have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. Comparable store sales have also been impacted by changes in the purchasing habits of the Harris Teeter customer. In these economic times, our customers are choosing lower priced products and reducing their purchases of more discretionary categories such as floral, tobacco, and certain general merchandise. Both the number of shopping visits and items sold increased during fiscal 2010; however, the value of the average basket was down in fiscal 2010 from fiscal 2009. During fiscal 2010, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.29%, evidencing a continued growing customer base in those stores. Store brand unit penetration was 23.58% in fiscal 2010, a 43 basis point increase from fiscal 2009.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," Harris Teeter has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed upon the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period. Comparable store sales for fiscal 2010 was computed on a 53-week basis by adding an additional week of sales to fiscal 2009.

Gross profit as a percent to sales declined 62 basis points from fiscal 2009 to fiscal 2010 and declined 52 basis points from fiscal 2008 to fiscal 2009, as a result of additional promotional activity designed to provide more value to Harris Teeter's customers. Increased promotional activity which includes lowering the sales price on selected items (price investment) reduced the gross profit margin by 71 basis points during fiscal 2010 and 72 basis points during fiscal 2009. The reduction in the gross profit margin in fiscal 2010 was offset, in part, by the annual LIFO adjustment. The reduction in fiscal 2009 was offset, in part, by the annual LIFO adjustment and management's emphasis on distribution and manufacturing cost controls and decreased fuel costs. The annual LIFO adjustment was a credit of $1.6 million (0.04% to sales) in fiscal 2010, a charge of $4.4 million (0.12% to sales) in fiscal 2009 and a charge of $8.8 million (0.24% to sales) in fiscal 2008. The LIFO adjustment during the comparable periods was driven by a decrease in annualized product cost inflation for those categories of inventory on the LIFO method of valuation. Distribution operating efficiencies, including lower fuel costs, accounted for a 10 basis point reduction in distribution costs during fiscal 2009.

SG&A expenses increased during fiscal 2010 and fiscal 2009 when compared to prior years, due to incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened in fiscal 2010 accounted for $45.0 million of the $52.0 million increase in total SG&A expenses from fiscal 2009 to fiscal 2010. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened in fiscal 2009 ($38.2 million) exceeded the $32.8 million increase in total SG&A expenses from fiscal 2008 to fiscal 2009. SG&A expenses as a percent to sales decreased 46 basis points from fiscal 2009 to fiscal 2010 and decreased 26 basis points from fiscal 2008 to fiscal 2009, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and cost reductions in support departments. Even though store labor and associated benefit costs increased, as a result of Harris Teeter's new store growth, there was a 23 basis point reduction in these costs as a percent to sales from fiscal 2009 to fiscal 2010 and a 19 basis point reduction from fiscal 2008 to fiscal 2009. Reduced costs in advertising and support departments represented a 42 basis point reduction on a percent to sales basis between fiscal 2009 and 2010 and a 40 basis point reduction between fiscal 2008 and 2009. Included with SG&A expenses are pre-opening costs, which consist of pre-opening rent, labor and associated fringe benefits and recruiting and relocations costs incurred prior to a new store opening and amounted to $8.4 million (0.20% of sales) in fiscal 2010, $14.4 million (0.37% of sales) in fiscal 2009 and $15.4 million (0.42% of sales) in fiscal 2008. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

As a result of the sales and cost elements described above and one additional week of operations in fiscal 2010, operating profit increased 3.4% in fiscal 2010 from fiscal 2009, as compared to a 1.2% decline in operating profit from fiscal 2008 to fiscal 2009. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future. Harris Teeter had 199 stores in operation at the end of fiscal 2010, compared to 189 stores at the end of fiscal 2009 and 176 stores at the end of fiscal 2008.

American & Efird, Industrial Thread Segment
The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 53 weeks of fiscal 2010 and the 52 weeks of fiscal years 2009 and 2008. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	Fiscal 2010		Fiscal 2009		Fiscal 2008		% Inc. (Dec.	)
		% to Sales		% to Sales		% to Sales	10 vs 09	09 vs 08
Net Sales	$301,097	100.00	$250,817	100.00	$327,593	100.00	20.0	(23.4)
Cost of Sales	228,685	75.95	202,901	80.90	258,003	78.76	12.7	(21.4)
Gross Profit	72,412	24.05	47,916	19.10	69,590	21.24	51.1	(31.1)
SG&A Expenses	52,907	17.57	52,646	20.99	67,262	20.53	0.5	(21.7)
Goodwill Impairment	-	-	7,654	3.05	-	-	n.m.	n.m.
Long-Lived Asset Impairments	-	-	2,237	0.89	-	-	n.m.	n.m.
Operating (Loss) Profit	$19,505	6.48	$(14,621)	(5.83)	$2,328	0.71	n.m.	n.m.

Sales increased 20.0% in fiscal 2010 from fiscal 2009 and decreased 23.4% in fiscal 2009 from fiscal 2008. The fiscal 2010 increase was attributable to sales gains between the comparable fiscal years for the U.S. and all foreign regions driven primarily by improvements in retail sales of apparel and non-apparel. The decrease in fiscal 2009 was driven primarily by sales declines for all regions between the comparable fiscal years as a result of the challenging economic conditions. Foreign sales accounted for approximately 54% of total A&E sales in fiscal 2010, as compared to 55% in both fiscal 2009 and fiscal 2008. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to its customers continued shifting of the global production and A&E's strategy of increasing its presence in such global markets. A&E has been successful in supporting its customer base through the geographic shift and management remains committed to its strategic plans that is transforming A&E's business into an Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit, and its percent to net sales, increased from fiscal 2009 to fiscal 2010, as a result of the cost reduction measures taken in fiscal 2009 and improved operating schedules at most of A&E's manufacturing facilities, created by increased sales and inventories being in line with sales volumes. Cost of sales for A&E's U.S. operations increased by $10.1 million from fiscal 2009 to fiscal 2010, and as a percent to sales, gross profit for the U.S. operations increased by 657 basis points. Cost of sales for A&E's foreign operations increased by $15.7 million between the comparable periods and as a percent to sales, gross profit for A&E's foreign operations increased by 354 basis points. Gross profit, and its percent to net sales, decreased during fiscal 2009 when compared to fiscal 2008, primarily as a result of weak sales and decreased levels of plant capacity utilization resulting in poor overhead absorption in the U.S. operations and certain other foreign operations. Cost of sales for A&E's U.S. operations declined by $21.5 million from fiscal 2008 to fiscal 2009 and as a percent to sales, gross profit for the U.S. operations decreased by 275 basis points. Cost of sales for A&E's foreign operations declined by $33.6 million from fiscal 2008 to fiscal 2009 and as a percent to sales, gross profit for A&E's foreign operations decreased by 170 basis points. As previously disclosed, fiscal 2009 gross profit was reduced by $300,000 for severance costs associated with the consolidation of one of A&E's manufacturing facilities in North Carolina into one of A&E's other North Carolina operations. Management continues to focus on optimizing costs in its domestic and certain foreign operations.

SG&A expenses remained relatively flat between fiscal 2009 to fiscal 2010: however, SG&A expenses as a percent to sales declined by 342 basis points. Fiscal 2010 SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's U.S. operations increased by $1.2 million; however, these expenses as a percent to sales decreased by 379 basis points from fiscal 2009 to fiscal 2010. Fiscal 2010 SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's foreign operations increased by $1.5 million; however, these expenses as a percent to sales decreased by 221 basis points from fiscal 2009 to fiscal 2010. Profit from non-consolidated subsidiaries increased by $2.4 million from fiscal 2009 to fiscal 2010, contributing to a 51 basis point reduction in the SG&A margin between the comparable periods. SG&A expenses decreased from fiscal 2008 to fiscal 2009, as a result of increased net profit from non-consolidated subsidiaries and A&E reducing expenses to more closely match the decline in sales volume; however SG&A expenses as a percent to sales increased primarily due to sales declining faster than the expense reductions achieved during fiscal 2009. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's U.S. operations declined by $6.7 million from fiscal 2008 to fiscal 2009 and as a percent to sales, the SG&A margin increased by 126 basis points. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's foreign operations declined by $6.9 million between the comparable periods and as a percent to sales, the SG&A margin increased by 100 basis points. Profit from non-consolidated subsidiaries increased by $1.0 million from fiscal 2008 to fiscal 2009, contributing to a 72 basis point reduction in the SG&A margin between fiscal 2008 and fiscal 2009. The increase in net profit from non-consolidated subsidiaries was driven primarily by A&E's investments in Vardhman during fiscal 2008 and 2009.

As previously disclosed, A&E recorded non-cash impairment charges during fiscal 2009 totaling $9.9 million related to its U.S. operating unit. Impairment charges included $7.7 million for the write-off of all of the goodwill associated with its U.S. acquisitions previously made in 1995 and 1996, and $2.2 million for the write-down of long-lived assets.

As a result of the sales and cost elements described above, A&E realized operating profit of $19.5 million for fiscal 2010, as compared to an operating loss of $14.6 million in fiscal 2009 and operating profit of $2.3 million in fiscal 2008. A&E's operating loss for fiscal 2009 was comprised of $9.9 million of impairment charges discussed above and $4.7 million of operating losses resulting from the challenging economic environment in many parts of the world and its impact on A&E's customers. Management at A&E intends to continue to focus on cost containment and its strategic plans to become more Asian centric. A&E has made good progress in becoming more Asian centric through investments in various non-consolidated subsidiaries that have substantial sales and good operating results. A&E currently has over 60% of its total finishing production capacity located in Asia, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Outlook
Harris Teeter's operating performance and the Company's strong financial position provides the flexibility to continue with Harris Teeter's store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During fiscal 2011, Harris Teeter plans to open 8 new stores (one of which will replace an existing store) and complete major remodels on 8 stores. The fiscal 2011 new store openings are currently scheduled for 2 in the first quarter, 3 in the second quarter, 1 in the third quarter and 2 in the fourth quarter which will result in a 4.1% increase in retail square footage as compared to a 6.4% increase in fiscal 2010. The decrease in planned new store openings from fiscal 2010 to fiscal 2011 reflects the Company's efforts, as previously initiated and disclosed, to delay new store openings during these challenging economic times. The annual number of new store openings in future years is expected to be similar to current plans for fiscal 2011. Management will continue to evaluate Harris Teeter's capital expenditures during these times of economic uncertainty and will adjust its strategic plan accordingly. In addition, Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

On November 30, 2010, the Company closed on the sale of its interest in a foreign investment company. As a result of this transaction, the Company will record a pre-tax gain of approximately $19 million during the first quarter of fiscal 2011.

The Company's management remains cautious in its expectations for fiscal 2011 due to the current economic environment and its impact on the Company's customers. Harris Teeter will continue to refine its merchandising strategies to respond to the changing shopping demands and to maintain or increase its customer base. The retail grocery market remains intensely competitive and there is no assurance that the recent improvements in the textile and apparel industries will continue. Any operating improvement will be dependent on the Company's ability to increase Harris Teeter's market share, to continue to rationalize A&E's operations, to offset increased operating costs with additional operating efficiencies, and to effectively execute the Company's strategic expansion plans.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company's credit facility. During fiscal 2010, the net cash provided by operating activities was $243.7 million, compared to $233.7 million during fiscal 2009 and $227.2 million during fiscal 2008. Investing activities during fiscal 2010 required net cash of $124.8 million, compared to $218.8 million during fiscal 2009 and $226.2 million during fiscal 2008. Historically, capital spending has been financed by cash provided by operating activities and supplemented with borrowings under the Company's credit facility. Financing activities for fiscal 2010 utilized $82.8 million of cash and included a repayment of $52.9 million of borrowings under the Company's credit facility. Financing activity also includes $29.3 million for the payment of dividends in fiscal 2010 (consisting of 5 quarterly payments), compared to $17.5 million in fiscal 2009 (consisting of 3 quarterly payments) and $23.2 million in fiscal 2008 (consisting of 4 quarterly payments).

During fiscal 2010, consolidated capital expenditures totaled $132.1 million. Harris Teeter capital expenditures were $106.7 million in fiscal 2010, compared to $206.7 million in fiscal 2009 and $192.2 million in fiscal 2008. A&E's capital expenditures were $3.9 million during fiscal 2010, compared to $2.5 million during fiscal 2009 and $7.3 million in fiscal 2008. Fiscal 2010 capital expenditures also included $21.5 million for the exchange of the corporate aircraft, which was partially offset by $14.4 million of proceeds from the sale of the old aircraft. In connection with the development of certain of its new stores, Harris Teeter invested an additional $21.3 million which was partially offset by $13.8 million received from property investment sales and partnership distributions during fiscal 2010. Also in fiscal 2010, A&E spent $0.3 million to acquire the noncontrolling interest in its joint ventures in South Africa and now has a 100% ownership interest. Fiscal 2011 consolidated capital expenditures are planned to total approximately $174 million, consisting of $165 million for Harris Teeter and $9 million for A&E. Harris Teeter anticipates that its investment in new store growth and store remodels will be concentrated in its existing markets in fiscal 2011 as well as the foreseeable future. A&E expects to mainly invest in the modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company's credit facility. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company's credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility ("Revolving Credit Facility") in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of October 3, 2010, the Company was in compliance with all financial covenants of the credit agreement and no borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $23.7 million as of October 3, 2010. In addition to the $326.3 million of borrowings available under the Revolving Credit Facility as of October 3, 2010, the Company has the capacity to borrow up to an aggregate amount of $33.7 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of October 3, 2010, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's Revolving Credit Facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Management expects that cash provided by operations and other sources of liquidity, such as the Company's Revolving Credit Facility and new sources of financing available to the Company, will be sufficient to meet these obligations on a short and long-term basis. The following table represents the scheduled maturities of the Company's contractual obligations as of October 3, 2010 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt (1)	$271,199	$19,806	$120,810	$16,278	$114,305
Operating Leases (1) (2)	1,427,213	96,367	195,249	193,598	941,999
Capital Lease Obligations (1) (2)	192,381	10,675	21,396	21,473	138,837
Purchase Obligations - Fixed Assets	38,412	38,412	-	-	-
Purchase Obligations - Inventory	1,585	1,585	-	-	-
Purchase Obligations - Service Contracts/Other	94,217	31,376	39,826	23,015	-
Unrecognized Tax Liability (3)	5,222	1,338	3,884	-	-
Other Long-Term Liabilities (4)	13,224	1,600	3,115	2,682	5,827
Total Contractual Cash Obligations	$2,043,453	$201,159	$384,280	$257,046	$1,200,968

(1)	For a more detailed description of the obligations see Notes 6 and 7 to the Consolidated Financial Statements in Item 8 hereof. Amounts represent total expected payments of principal and interest. Payment on variable interest debt is estimated using an interest rate of 2.2% applied to the outstanding balance.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. The obligations related to the closed store leases are discussed below. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	For a more detailed description of the obligation refer to Note 12 to the Consolidated Financial Statements in Item 8 hereof. The timing of payment, if any, for the unrecognized tax liability is not certain. However, we believe that we could possibly be assessed on the tax issues within the next three years.

(4)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company's consolidated balance sheets.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several sub-tenants with recourse. These leases expire over the next 11 years, and the future minimum lease payments of approximately $42.4 million, in the aggregate, over that future period have been assumed by these sub-tenants In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $7.6 million in fiscal 2011 (22 stores), $7.1 million in fiscal 2012 (21 stores), $6.0 million in fiscal 2013 (16 stores), $5.1 million in fiscal 2014 (14 stores), $4.6 million in fiscal 2015 (10 stores) and $12.0 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $23.7 million at October 3, 2010.

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

Vendor Rebates, Credits and Promotional Allowances
Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements. Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor's products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances. The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising. The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company. The Company applies the authoritative guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 ("SAB No. 104") - Revenue Recognition, Subtopic 605-50 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and other authoritative guidance as appropriate. Under SAB No. 104, revenue recognition requires, as a prerequisite, the completion of the earnings process and its realization or assurance of realizability. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is reasonably assured.

Harris Teeter's practices are in accordance with ASC Subtopic 605-50 and are based on the premise that the accounting for these vendor allowances should follow the economic substance of the underlying transactions, which is evidenced by the agreement with the vendor as long as the allowance is distinguishable from the merchandise purchase. Consistent with this premise, Harris Teeter recognizes allowances when the purpose for which the vendor funds were intended and committed to be used has been fulfilled and a cost has been incurred by the retailer. Thus, it is the Company's policy to recognize the vendor allowance consistent with the timing of the recognition of the expense that the allowance is intended to reimburse and to determine the accounting classification consistent with the economic substance of the underlying transaction. Where the Company provides an identifiable benefit or service to the vendor apart from the purchase of merchandise, that transaction is recorded separately. For example, co-operative advertising allowances are accounted for as a reduction of advertising expense in the period in which the advertising cost is incurred. If the advertising allowance exceeds the cost of advertising, then the excess is recorded against the cost of sales in the period in which the related expense is recognized.

There are numerous types of rebates and allowances in the retail industry. The Company's accounting practices with regard to some of the more typical arrangements are discussed as follows. Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company's stores are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement based on the estimated inventory turns of the merchandise to which the allowance applies. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise. Some of these typical vendor rebate, credit and promotional allowance arrangements require that the Company make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, the duration of carrying a specified product and the estimation of inventory turns. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

Inventory Valuation
The inventories of the Company's operating subsidiaries are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. Foreign inventories and limited categories of domestic inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods. LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation. The Company uses the "link chain" method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index. The Company generates an estimated internal index to "link" current costs to the original costs of the base years in which the Company adopted LIFO. The Company's determination of the LIFO index is driven by the change in current year costs, as well as the change in inventory quantities on hand. Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities. These judgments and estimates significantly impact the ending inventory valuation at cost, as well as gross margin. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

The proper valuation of inventory also requires management to estimate the net realizable value of the Company's obsolete and slow-moving inventory at the end of each period. Management bases its net realizable values upon many factors including historical recovery rates, the aging of inventories on hand, the inventory movement of specific products and the current economic conditions. When management has determined inventory to be obsolete or slow moving, the inventory is reduced to its net realizable value by recording an obsolescence reserve. Given the Company's experiences in selling obsolete and slow-moving inventory, management believes that the amounts of the obsolescence reserves to the carrying values of its inventories are materially adequate.

With regard to the proper valuations of inventories, management reviews its judgments, assumptions and other relevant, significant factors on a routine basis and makes adjustments where the facts and circumstances dictate.

Self-insurance Reserves for Workers' Compensation, Healthcare and General Liability
The Company is primarily self-insured for most U.S. workers' compensation claims, healthcare claims and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis.

Actual U.S. workers' compensation claims, and general liability and automotive liability losses, are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves. The open claims and initial loss reserves are subjected to examination by the Company's risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for U.S. worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The Company measures the liabilities associated with claims for workers' compensation, general liability and automotive liability at Harris Teeter through the use of actuarial methods to project an estimate of ultimate cost for claims incurred. The estimated cost for claims incurred are discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability. Harris Teeter liabilities represent approximately 96% of the total Company self-insurance reserves for workers compensation, general liability and automotive liability claims. For liabilities associated with A&E's workers' compensation, general liability and automotive liability claims, management estimates the ultimate cost for claims incurred based on actual claims, reviewed for the status and probabilities associated with potential settlement and then adjusts them by development factors from published insurance industry sources. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued.

The variety of healthcare plans available to employees are primarily self-insured. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred but not yet reported using an actuarial method of applying a development factor to the reported claims amount. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. Historical experience and industry trends are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total healthcare cost accruals are reasonable and adequate to cover future payments on pre-existing claims.

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

The Company has certain deferred compensation arrangements which allow or allowed in prior years its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. The Company may also, from time to time, make discretionary annual contributions into the Director Deferral Plan on behalf of its outside directors. These plans are unfunded. The Company utilizes a rabbi trust to hold assets set aside to pay the respective liabilities of these plans. For further disclosures regarding the Company's pension and deferred compensation plans, see the Note 14 to the Consolidated Financial Statements in Item 8 hereof.

The Company maintains a post-retirement healthcare plan for retirees whose sum of age and years of service equal at least 75 at retirement. The plan continues coverage from early retirement date until the earlier date of eligibility for Medicare or any other employer's medical plan. The Company requires that the retiree pay the estimated full cost of the coverage. The Company also provides a $5,000 post-retirement mortality benefit to a small number of retirees under a prior plan. The obligations and expenses associated with each of these benefit plans are not material.

The determination of the Company's obligation and expense for pension, deferred compensation and other post-retirement benefits is dependent on certain assumptions selected by management and used by the Company and its actuaries in calculating such amounts. The more significant of those assumptions applicable to the qualified pension plan include the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation and the rates of future employee turnover. Those assumptions also apply to determinations of the obligations and expense of the following plans, except as noted: (1) supplemental pension - no funded assets to be measured, and (2) deferred compensation arrangement and post-retirement mortality benefit - no funded assets to be measured and no dependency on future rates of compensation or turnover. In accordance with generally accepted accounting principles, actual results that differ from management's assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company's recognized expense and recorded obligation in such future periods. While management believes that its selections of values for the various assumptions are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect pension and other post-retirement obligations and future expense.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company's exposure to market risks results primarily from changes in interest rates. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. As of October 3, 2010, the Company had two interest rate swap agreements accounted for as cash flow hedge derivatives and no significant foreign exchange exposure.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's Senior Notes due at various dates through 2017 (which accounts for 94% of the Company's fixed interest debt obligations):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Senior Notes	$7,142	$-	$-	$-	$-	$100,000	$107,142	$133,751
Weighted average interest rate	6.48%	-	-	-	-	7.64%	7.56%

For a more detail description of fair value, see Note 9 to the Consolidated Financial Statements in Item 8 hereof.

During fiscal 2009, the Company entered into two separate three-year interest rate swap agreements with an aggregate notional amount of $80 million. The swap agreements effectively fixed the interest rate on $80 million of the Company's term loan, of which $40 million is at 1.81% and $40 million is at 1.80%, excluding the applicable margin and associated fees. The fair value of these derivatives are recorded on the balance sheet at their respective fair value and amounted to a liability of $1,654,000 as of October 3, 2010. For a more detail description of fair value, see Note 8 to the Consolidated Financial Statements in Item 8 hereof.

Item 8. Financial Statements and Supplementary Data

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets, October 3, 2010 and September 27, 2009	27

Statements of Consolidated Operations for the fiscal years ended October 3, 2010,
September 27, 2009 and September 28, 2008	28

Statements of Consolidated Shareholders' Equity and Comprehensive Income for the
fiscal years ended October 3, 2010, September 27, 2009 and September 28, 2008	29

Statements of Consolidated Cash Flows for the fiscal years ended October 3, 2010,
September 27, 2009 and September 28, 2008	31

Notes to Consolidated Financial Statements	32

Schedule I- Valuation and Qualifying Accounts and Reserves for the fiscal years ended October 3, 2010, September 27, 2009 and September 28, 2008	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited the accompanying consolidated balance sheets of Ruddick Corporation and subsidiaries (the Company) as of October 3, 2010 and September 27, 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 3, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule "Valuation and Qualifying Accounts and Reserves." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 3, 2010 and September 27, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 3, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 3, 2010, based on criteria established in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)," and our report dated December 1, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Charlotte, North Carolina
December 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited Ruddick Corporation and subsidiaries' (the Company) internal control over financial reporting as of October 3, 2010, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2010, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruddick Corporation and subsidiaries as of October 3, 2010 and September 27, 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 3, 2010, and our report dated December 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Charlotte, North Carolina
December 1, 2010

CONSOLIDATED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	October 3,	September 27,
	2010	2009

ASSETS
Current Assets
Cash and Cash Equivalents	$73,612	$37,310
Accounts Receivable, Net of Allowance For Doubtful Accounts of $3,473 and $3,690	99,407	80,146
Refundable Income Taxes	16,767	9,707
Inventories	320,506	310,271
Deferred Income Taxes	2,236	6,502
Prepaid Expenses and Other Current Assets	32,443	30,350
Total Current Assets	544,971	474,286

Property
Land	21,398	21,430
Buildings and Improvements	266,631	269,508
Machinery and Equipment	1,046,532	1,001,572
Leasehold Improvements	769,083	734,024
Total, at Cost	2,103,644	2,026,534
Accumulated Depreciation and Amortization	1,035,837	946,208
Property, Net	1,067,807	1,080,326

Investments	174,733	156,434
Deferred Income Taxes	977	30,285
Goodwill	515	515
Intangible Assets	21,434	23,754
Other Long-Term Assets	79,449	78,721
Total Assets	$1,889,886	$1,844,321

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$6,785	$7,056
Current Portion of Long-Term Debt and Capital Lease Obligations	12,035	9,526
Accounts Payable	228,748	227,901
Dividends Payable	-	5,825
Deferred Income Taxes	159	68
Accrued Compensation	64,102	65,295
Other Current Liabilities	90,218	87,194
Total Current Liabilities	402,047	402,865

Long-Term Debt and Capital Lease Obligations	296,131	355,561
Deferred Income Taxes	1,721	580
Pension Liabilities	185,445	168,060
Other Long-Term Liabilities	105,619	98,892
Commitments and Contingencies	-	-

Equity
Common Stock, no par value - Shares Outstanding: 2010 - 48,901,482 2009 - 48,545,080	98,285	89,878
Retained Earnings	918,843	830,236
Accumulated Other Comprehensive Loss	(124,679)	(108,524)
Total Equity of Ruddick Corporation	892,449	811,590
Noncontrolling Interest	6,474	6,773
Total Equity	898,923	818,363
Total Liabilities and Equity	$1,889,886	$1,844,321

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	October 3,	September 27,	September 28,
	2010	2009	2008
Net Sales	$4,400,450	$4,077,822	$3,992,397
Cost of Sales	3,100,592	2,860,465	2,783,950
Selling, General and Administrative Expenses	1,101,887	1,052,615	1,034,662
Goodwill Impairment Charge	-	7,654	-
Long-Lived Asset Impairment Charge	-	2,237	-
Operating Profit	197,971	154,851	173,785
Interest Expense	20,072	17,307	20,334
Interest Income	(196)	(493)	(1,185)
Net Investment (Gain) Loss	(310)	(746)	41
Earnings Before Income Taxes	178,405	138,783	154,595
Income Tax Expense	65,297	52,225	57,359
Net Earnings	113,108	86,558	97,236
Less: Net Earnings Attributable to Noncontrolling Interest	1,067	594	484

Net Earnings Attributable to Ruddick Corporation	$112,041	$85,964	$96,752

Earnings Per Share Attributable to Ruddick Corporation:
Basic	$2.32	$1.79	$2.02
Diluted	$2.31	$1.78	$2.00

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,215	47,964	47,824
Diluted	48,600	48,337	48,295

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity

Balance at September 30, 2007	48,127,252	$81,677	$693,992	$(39,419)	$736,250	$6,084	$742,334

Comprehensive Income:
Net earnings	-	-	96,752	-	96,752	484	97,236
Postemployment benefits adjustment, net of $95 for taxes	-	-	-	146	146	-	146
Pension adjustment, net of $6,988 for taxes	-	-	-	10,855	10,855	-	10,855
Foreign currency translation adjustment, net of $384 for taxes	-	-	-	763	763	316	1,079
Total Comprehensive Income					108,516	800	109,316

Dividends ($0.48 a share)	-	-	(23,182)	-	(23,182)	-	(23,182)
Exercise of stock options, including tax benefits of $1,917	233,158	5,276	-	-	5,276	-	5,276
Share-based compensation	196,494	5,376	-	-	5,376	-	5,376
Directors stock plan	-	(12)	-	-	(12)	-	(12)
Shares purchased and retired	(249,600)	(8,000)	-	-	(8,000)	-	(8,000)
Shares effectively purchased and retired for withholding taxes	(29,168)	(1,065)	-	-	(1,065)	-	(1,065)
Acquisition from noncontrolling interest	-	-	-	-	-	(15)	(15)
Distributions to noncontrolling interest	-	-	-	-	-	(245)	(245)
Balance at September 28, 2008	48,278,136	83,252	767,562	(27,655)	823,159	6,624	829,783

Comprehensive Income:
Net earnings	-	-	85,964	-	85,964	594	86,558
Unrealized loss on cash flow hedge, net of tax benefits of $231	-	-	-	(354)	(354)	-	(354)
Postemployment benefits adjustment, net of tax benefits of $181	-	-	-	(309)	(309)	-	(309)
Pension liability adjustment, net of tax benefits of $50,535	-	-	-	(78,640)	(78,640)	-	(78,640)
Foreign currency translation adjustment, net of $400 for taxes	-	-	-	(1,566)	(1,566)	(87)	(1,653)
Total Comprehensive Income					5,095	507	5,602

Dividends ($0.48 a share)	-	-	(23,290)	-	(23,290)	-	(23,290)
Distribution to noncontrolling interest	-	-	-	-	-	(358)	(358)
Exercise of stock options, including tax benefits of $482	104,199	2,080	-	-	2,080	-	2,080
Share-based compensation	206,259	5,722	-	-	5,722	-	5,722
Shares effectively purchased and retired for withholding taxes	(43,514)	(1,176)	-	-	(1,176)	-	(1,176)
Balance at September 27, 2009	48,545,080	89,878	830,236	(108,524)	811,590	6,773	818,363

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity

Comprehensive Income:
Net earnings	-	-	112,041	-	112,041	1,067	113,108
Unrealized loss on cash flow hedge, net of tax benefits of $319	-	-	-	(656)	(656)	-	(656)
Postemployment benefits adjustment, net of tax benefits of $59	-	-	-	(114)	(114)	-	(114)
Pension liability adjustment, net of tax benefits of $10,060	-	-	-	(15,628)	(15,628)	-	(15,628)
Foreign currency translation adjustment, net of $333 for taxes	-	-	-	243	243	44	287
Total Comprehensive Income					95,886	1,111	96,997

Dividends ($0.48 a share)	-	-	(23,434)	-	(23,434)	-	(23,434)
Exercise of stock options, including tax benefits of $1,366	257,741	5,320	-	-	5,320	-	5,320
Share-based compensation	204,423	6,104	-	-	6,104	-	6,104
Shares effectively purchased and retired for withholding taxes	(50,462)	(1,375)	-	-	(1,375)	-	(1,375)
Shares purchased and retired	(55,300)	(1,491)	-	-	(1,491)	-	(1,491)
Directors stock plan	-	14	-	-	14	-	14
Acquisition from noncontrolling interest	-	(165)	-	-	(165)	(1,264)	(1,429)
Distributions to noncontrolling interest	-	-	-	-	-	(146)	(146)
Balance at October 3, 2010	48,901,482	$98,285	$918,843	$(124,679)	$892,449	$6,474	$898,923

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	October 3,	September 27,	September 28,
	2010	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$112,041	$85,964	$96,752
Non-Cash Items Included in Net Income:
Depreciation and Amortization	135,338	125,487	114,405
Deferred Income Taxes	45,628	10,393	13,665
Net Gain on Property Sales	(5,802)	(792)	(1,789)
Impairment Losses	-	9,891	-
Share-Based Compensation	6,104	5,722	5,376
Other, Net	(6,569)	(2,652)	1,832
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(19,015)	11,470	1,552
Inventories	(10,194)	1,833	(16,853)
Prepaid Expenses and Other Current Assets	(1,408)	(6,769)	(3,464)
Accounts Payable	(456)	(9,196)	7,116
Other Current Liabilities	(6,222)	5,550	8,331
Other Long-Term Operating Accounts	(7,301)	(4,102)	(235)
Dividends Received	1,553	940	500
Net Cash Provided by Operating Activities	243,697	233,739	227,188

INVESTING ACTIVITIES:
Capital Expenditures	(132,130)	(209,203)	(199,500)
Purchase of Other Investments	(21,298)	(16,980)	(46,799)
Acquired Favorable Leases	-	-	(1,136)
Proceeds from Sale of Property	25,580	5,944	24,606
Return of Partnership Investments	3,364	3,152	129
Investments in COLI, Net of Proceeds from Death Benefits	158	(702)	(1,879)
Other, Net	(488)	(996)	(1,647)
Net Cash Used in Investing Activities	(124,814)	(218,785)	(226,226)

FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	941	(3,836)	865
Net (Payments on) Proceeds from Revolver Borrowings	(52,900)	23,900	(62,000)
Proceeds from Long-Term Debt Borrowings	5,319	1,652	100,371
Payments on Long-Term Debt and Capital Lease Obligations	(9,450)	(12,212)	(10,207)
Dividends Paid	(29,259)	(17,465)	(23,182)
Proceeds from Stock Issued	3,954	1,598	3,359
Share-Based Compensation Tax Benefits	1,366	482	1,917
Shares Effectively Purchased and Retired for Withholding Taxes	(1,375)	(1,176)	(1,065)
Purchase and Retirement of Common Stock	(1,491)	-	(8,000)
Other, Net	53	135	(74)
Net Cash (Used in) Provided by Financing Activities	(82,842)	(6,922)	1,984
Increase in Cash and Cash Equivalents	36,041	8,032	2,946
Effect of Foreign Currency Fluctuations on Cash	261	(481)	66
Cash and Cash Equivalents at Beginning of Year	37,310	29,759	26,747
Cash and Cash Equivalents at End of Year	$73,612	$37,310	$29,759

Supplemental Disclosures of Cash Flows Information:
Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	$19,422	$17,360	$19,263
Income Taxes	28,214	43,588	46,072
Non-Cash Activity:
Assets Acquired under Capital Leases	28	30,034	26,844

See Notes to Consolidated Financial Statements

RUDDICK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ruddick Corporation and subsidiaries, including its wholly owned operating companies, Harris Teeter, Inc. ("Harris Teeter") and American & Efird, Inc. ("A&E"), collectively referred to herein as the Company. All material intercompany amounts have been eliminated. To the extent that non-affiliated parties held minority equity investments in joint ventures of the Company, such investments are classified as noncontrolling interest.

The Company reviews its investments in entities to determine if such entities are deemed to be variable interest entities (VIE's) as defined by ASC paragraph 810-10-05-8. The Company will consolidate those VIE's in which the Company is the primary beneficiary of the entity. The Company concluded that it did not have any VIE's that required consolidation in the reported fiscal years.

In December 2007, the Financial Accounting Standards Board ("FASB") issued new guidance on accounting for the noncontrolling interest in the consolidated financial statements. The Company implemented the new guidance effective September 28, 2009, the beginning of the first quarter of fiscal 2010. The new guidance changed the accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest). There are noncontrolling interest in certain A&E subsidiaries. Net income attributable to the noncontrolling interest of $594,000 and $484,000 for the 52 weeks of fiscal 2009 and fiscal 2008, respectively, has been reclassified within the Company's Consolidated Statements of Operations. The amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown in the Company's Consolidated Statements of Operations. Noncontrolling interest in A&E subsidiaries totaled $6.5 million and $6.8 million at October 3, 2010 and September 27, 2009, respectively. These amounts have been classified as noncontrolling interest in the equity section of the Company's Consolidated Balance Sheets.

Fiscal Year
The Company's fiscal year ends on the Sunday nearest to September 30. However, the Company's Harris Teeter subsidiary's fiscal periods end on the Tuesday following the Company's fiscal period end. Fiscal year 2010 includes the 53 weeks ended October 3, 2010 (October 5, 2010 for Harris Teeter), and fiscal years 2009 and 2008 include the 52 weeks ended September 27, 2009 (September 29, 2009 for Harris Teeter) and September 28, 2008 (September 30, 2008 for Harris Teeter), respectively.

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

Inventories
The Company's inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. Foreign inventories and limited categories of domestic inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods. Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. LIFO indices are developed approximately one month prior to year end except for inventory held at Harris Teeter's distribution facilities which are developed at year end. The annual LIFO measurement is achieved by applying the indices to the actual inventory on hand as of year end.

Vendor Rebates, Credits and Promotional Allowances
Consistent with standard practices in the retail industry, Harris Teeter receives allowances from vendors through a variety of programs and arrangements. These allowances are generally intended to defray the costs of promotion, advertising and selling the vendor's products. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is reasonably assured.

Harris Teeter recognizes allowances when the purpose for which the vendor funds were intended and committed to be used has been fulfilled and a cost has been incurred by the retailer. Thus, it is the Company's policy to recognize the vendor allowance consistent with the timing of the recognition of the expense that the allowance is intended to reimburse and to determine the accounting classification consistent with the economic substance of the underlying transaction. Where the Company provides an identifiable benefit or service to the vendor apart from the purchase of merchandise, that transaction is recorded separately. For example, co-operative advertising allowances are accounted for as a reduction of advertising expense in the period in which the advertising cost is incurred. If the advertising allowance exceeds the cost of advertising, then the excess is recorded against the cost of sales in the period in which the related expense is recognized.

Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company's stores are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise.

Property and Depreciation
Property is recorded at cost and is depreciated, using principally the straight-line method, over the following useful lives:

Land improvements	10-40 years
Buildings	15-40 years
Machinery and equipment	3-15 years

Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income. Property categories include $31,050,000 and $88,373,000 of accumulated costs for construction in progress at October 3, 2010 and September 27, 2009, respectively.

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

As previously disclosed, due to the deterioration of the economy during fiscal 2009, particularly with respect to A&E's customers in the retail apparel and non-apparel markets, and management's expectation of reduced cash flows of A&E's U.S. operating segment, A&E recorded an impairment charge of $2,237,000 for the write-down of long-lived assets of its U.S. operating segment, along with related tax benefits of $860,000 in fiscal 2009.

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

Investments
The Company's Harris Teeter subsidiary invests in certain real estate development projects, with a managing partner or partners, in which Harris Teeter either operates or plans to operate a supermarket. Generally, all major decisions regarding Harris Teeter's investments are shared between all members. In particular, the use and sale of investments, business plans and budgets are generally required to be approved by all members. Generally, the managing partner receives fees for services that are believed to be at market. These investments, depending on the state of development, are accounted for either under the equity method of accounting or at cost.

Harris Teeter evaluates its investments using specific criteria to determine whether Harris Teeter will absorb the majority of the expected losses or receive a majority of the residual returns, and is the primary beneficiary. Factors considered in determining whether Harris Teeter is the primary beneficiary include risk and reward sharing, guarantees by members, fees paid to a partner and voting rights.

A&E has investments in various non-consolidated foreign entities in which they hold a minority interest and a 50% ownership interest in a joint venture in China. These investments are accounted for under the equity method of accounting.

The Company continues to hold certain equity interest in a few emerging growth companies as a result of investments made in certain venture capital funds during prior years. As stated below, these investments are carried at the lower of cost or market. On November 30, 2010, the Company closed on the sale of its interest in one of these investments and, as a result, will record a pre-tax gain of approximately $19 million during the first quarter of fiscal 2011.

Real estate and other investments are carried at the lower of cost or market and are periodically reviewed for potential impairment as discussed above. Investments accounted for under the equity method totaled $120,326,000 and $110,515,000 at October 3, 2010 and September 27, 2009, respectively. Investments accounted for under the cost method totaled $54,407,000 and $45,919,000 at October 3, 2010 and September 27, 2009, respectively.

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

Insurance
The Company utilizes a combination of self-insured retention and high-deductible programs for most U.S. workers' compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company determines the estimated reserve required for U.S. worker compensation claims, general liability and automotive liability by first analyzing the costs of claims incurred and then adjusts such estimates through actuarial methods or by development factors from published insurance industry sources to project the ultimate cost for claims incurred. The estimated total expected costs of claims includes an estimate for claims incurred but not reported (IBNR) and is discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability.

The Company records an accrual for the estimated amount of self-insured healthcare IBNR claims. These reserves are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Deferred Rent
The Company recognizes rent holidays, including the period of time the Company has access prior to the store opening, which typically includes construction and fixturing activity, and rent escalations on a straight-line basis over the term of the lease. The deferred rent amount is included in Other Long-Term Liabilities on the Company's Consolidated Balance Sheets. The Company expenses construction period rent as incurred.

Derivatives
The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Derivatives are required to be carried at fair value on the balance sheet and receives hedge accounting treatment when certain conditions are met. In accordance with this standard, the Company's derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

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

The Company's derivative instruments do not contain any credit-risk related contingent features.

Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value is based on assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy "the valuation hierarchy" that prioritizes the information used in measuring fair value is as follows:

  Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets
  Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly
  Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Revenue Recognition
The Company recognizes revenue from retail operations at the point of sale to its customers and from manufacturing operations at the point of shipment to its customers, based on shipping terms.

Cost of Sales
The major components of cost of sales in the retail supermarket segment are (a) the cost of products sold determined under the Retail Inventory Method (see "Inventories" above) reduced by purchase cash discounts and vendor purchase allowances and rebates, (b) the cost of various sales promotional activities reduced by vendor promotional allowances, and reduced by cooperative advertising allowances to the extent an advertising allowance exceeds the cost of the advertising, (c) the cost of product waste, including, but not limited to, physical waste and theft, (d) the cost of product distribution, including warehousing, freight and delivery, and (e) any charges, or credits, associated with LIFO reserves and reserves for obsolete and slow moving inventories. Additionally, the costs of production of product sold by the dairy operation to outsiders are included in cost of sales in the period in which the sales are recognized in revenues.

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

The major components of selling, general and administrative expenses in the textile manufacturing and distribution segment are (a) the costs of maintaining a sales force, including compensation, incentive compensation, benefits, office and occupancy costs, travel and all other costs of the sales force, (b) shipping and handling costs, excluding freight, (c) the costs of advertising, customer service, sales support and other similar costs, and (d) the costs of maintaining general and administrative support functions, including, but not limited to, personnel administration, finance and accounting, treasury, credit, information systems, training, marketing, and environmental, health and safety, to the extent that such overhead activities are not allocable to indirect manufacturing costs in cost of sales under generally accepted accounting principles. The Company also includes the net profit of unconsolidated subsidiaries within selling, general and administrative expenses. The net profit from non-consolidated subsidiaries included in selling, general and administrative expenses amounted to $6,871,000 in fiscal 2010, $4,435,000 in fiscal 2009 and $3,445,000 in fiscal 2008.

The major components of selling, general and administrative expenses in the corporate segment are (a) the costs associated with a portion of compensation and benefits of holding company employees, and (b) certain other costs that are not related to the operating companies.

Advertising
Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $1,845,000, $1,972,000 and $1,717,000 in fiscal 2010, 2009 and 2008, respectively. Net advertising expenses of $22,068,000, $24,312,000, and $25,818,000 were included in the Company's results of operations for fiscal 2010, 2009 and 2008, respectively.

Foreign Currency
Assets and liabilities of foreign operations (if applicable) are translated at the current exchange rates as of the end of the accounting period, and revenues and expenses are translated using average exchange rates. The resulting translation adjustments are net of income taxes and accumulated as a component of other comprehensive income in shareholders' equity.

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

Accounting for uncertainty in income taxes requires that a minimum recognition threshold be met for a tax position taken or expected to be taken in a tax return before being recognized in the financial statements. The Company has elected to record interest expense related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recorded as a component of income tax expense.

Earnings Per Share ("EPS")
Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock equivalents resulting from the operation of the Company's comprehensive stock option and awards plans.

Stock Options and Stock Awards
The Company uses fair-value accounting for all share-based payments to employees. Compensation expense for stock awards are based on the grant date fair value and are expensed ratably over their vesting period, resulting in more expense in the early years. Income tax benefits attributable to stock options exercised are credited to capital stock.

Other Comprehensive Income
Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders' equity. The components of accumulated other comprehensive loss, net of taxes at October 3, 2010, September 27, 2009 and September 28, 2008 consisted of the following (in thousands):

	2010	2009	2008
Accumulated unrecognized losses for minimum pension liabilities	$(127,795)	$(112,167)	$(33,527)
Accumulated unrecognized losses for postemployment liabilities	(345)	(231)	78
Accumulated unrecognized losses on cash flow hedges	(1,010)	(354)	-
Accumulated net gains for foreign currency translation adjustments	4,471	4,228	5,794
Total accumulated other comprehensive loss	$(124,679)	$(108,524)	$(27,655)

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

2. INVENTORIES

Inventories are valued at the lower of cost or market with the cost of substantially all domestic U.S. inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $34,623,000 and $37,131,000 less than the first-in, first-out (FIFO) cost method at October 3, 2010 and September 27, 2009, respectively. Foreign inventories and limited categories of domestic inventories, totaling $71,360,000 for fiscal 2010 and $69,500,000 for fiscal 2009, are valued on the weighted average and on the FIFO cost methods.

The following table summarizes the components of inventories at October 3, 2010 and September 27, 2009 (in thousands):

	2010	2009
Finished Goods	$294,605	$286,113
Raw Materials and Supplies	20,038	19,504
Work in Process	5,863	4,654
Total Inventories	$320,506	$310,271

3. COMPANY OWNED LIFE INSURANCE (COLI)

The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company's consolidated balance sheets. The cash value of the Company's life insurance policies were $61,228,000 at October 3, 2010 and $57,965,000 at September 27, 2009, and no policy loans were outstanding at either date.

4. INTANGIBLE ASSETS

The carrying amount of intangible assets at October 3, 2010 and September 27, 2009 was as follows (in thousands):

	2010	2009
Acquired favorable operating leases	$18,170	$18,170
Customer lists	5,455	5,534
Land use rights - foreign operations	4,511	4,451
Non-compete agreements	597	2,963
Trademarks, licenses and other	2,554	2,554
Total amortizing intangibles	31,287	33,672
Accumulated amortization	(9,853)	(9,918)
Total intangible assets, net of accumulated amortization	$21,434	$23,754

Acquired favorable operating leases are recorded at Harris Teeter. All other intangible assets are recorded at A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $2,379,000, $2,613,000 and $2,658,000 in fiscal years 2010, 2009, and 2008, respectively. Amortizing intangible assets have remaining useful lives from one year to 45 years. Projected amortization expense for intangible assets existing as of October 3, 2010 is: $1,934,000, $1,734,000, $1,632,000, $1,580,000 and $1,413,000 for fiscal years 2011, 2012, 2013, 2014 and 2015, respectively.

5. GOODWILL

Goodwill is recorded by A&E. On an annual basis, A&E performs a fair value-based impairment test on the net book value of goodwill and will perform the same procedures on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual review was conducted in the first quarter of fiscal 2010, resulting in no goodwill impairment charge being required. As previously disclosed, due to the deterioration of the economy during fiscal 2009, particularly with respect to A&E's customers in the retail apparel and non-apparel markets, and management's expectation of reduced cash flows of A&E's U.S. operating segment, A&E recorded a non-cash impairment charge related to all of the goodwill of its U.S. operating segment of $7,654,000 in fiscal 2009. A&E also recorded related deferred tax benefits of $2,932,000. There was no goodwill impairment charge required for fiscal 2008.

6. LEASES

The Company leases certain equipment under agreements expiring during the next 5 years. Harris Teeter leases most of its stores under leases that expire during the next 25 years. It is expected that such leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 8 years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for the fiscal years was as follows (in thousands):

	2010	2009	2008
Minimum, net of sublease income	$96,232	$95,010	$85,693
Contingent	1,692	1,688	1,932
Total	$97,924	$96,698	$87,625

Future minimum lease commitments (excluding leases assigned - see below) and total minimum sublease rental income to be received under non-cancelable subleases at October 3, 2010 were as follows (in thousands):

	Operating		Capital
Fiscal Year	Leases	Subleases	Leases
2011	$96,367	$(1,982)	$10,675
2012	97,854	(1,547)	10,691
2013	97,395	(1,084)	10,705
2014	97,168	(892)	10,742
2015	96,430	(624)	10,731
Later years	941,999	(239)	138,837
Total minimum lease obligations (receivables)	$1,427,213	$(6,368)	192,381
Amount representing interest			(97,727)
Present value of net minimum obligation (included with long-term debt)			$94,654

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several sub-tenants with recourse. These leases expire over the next 11 years and the future minimum lease payments totaling $42,395,000 over this period have been assumed by these sub-tenants.

7. LONG-TERM DEBT

On December 20, 2007, the Company and eleven banks entered into a credit agreement that provides for a five-year revolving credit facility in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the revolving credit facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require consent of the lenders. Outstanding borrowings under the credit agreement bear interest at a variable rate based on a reference to: rates on federal funds transactions with members of the Federal Reserve System or the prime rate in effect on the interest determination date; the LIBOR Market Index Rate; or, the LIBOR Rate, each plus an applicable margin. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of October 3, 2010, the Company was in compliance with all financial covenants of the credit agreement. Issued letters of credit reduce the amount available for borrowings under the revolving credit facility and amounted to $23,662,000 as of October 3, 2010. The Company is charged a variable commitment fee on the amount available for borrowings, which was $326,338,000 as of October 3, 2010. The commitment fee rate applied to the net unused balance was 0.09%, per annum for fiscal 2010, and 0.12% for each of 2009 and 2008.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. The most restrictive of these covenants is a consolidated maximum leverage ratio and a minimum fixed charge coverage ratio as defined in the Company's credit agreement. As of October 3, 2010, the amount of additional debt that could be incurred within the limitations of the debt covenants exceeded the additional borrowings available under the revolving credit facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's revolving credit facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Long-term debt at October 3, 2010 and September 27, 2009 was as follows (in thousands):

	2010	2009
6.48% Senior Note due $7,143 annually through March, 2011	$7,143	$14,286
7.72% Senior Note due April, 2017	50,000	50,000
7.55% Senior Note due July, 2017	50,000	50,000
Bank Term Loan due December, 2012, variable interest (2.22% and 2.24% at October 3, 2010 and September 27, 2009, respectively)	100,000	100,000
Revolving Line of Credit, variable interest (1.00% at September 27, 2009)	-	52,900
Capital lease obligations	94,654	96,241
Other obligations	6,369	1,660
Total	308,166	365,087
Less current portion	12,035	9,526
Total long-term debt	$296,131	$355,561

Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2011 - $12,035,000; 2012 - $3,992,000; 2013 - $103,986,000; 2014 - $3,879,000; 2015 - $3,077,000.

Total interest expense, net of amounts capitalized, on debt and capital lease obligations was $19,899,000, $17,673,000 and $20,085,000 for fiscal 2010, 2009 and 2008, respectively. Capitalized interest totaled $624,000, $2,881,000 and $2,220,000 for fiscal 2010, 2009 and 2008, respectively.

8. DERIVATIVE FINANCIAL INSTRUMENTS

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

In the third quarter of fiscal 2010, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 168,000 gallons of fuel at $2.085 to $2.60 per gallon and the purchase of 588,000 gallons between $2.12 and $2.60 per gallon, excluding shipping, handling and taxes. The options expired on October 31, 2010 and were deemed to be net purchase options which were designated as a cash flow hedge.

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at October 3, 2010:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$1,654	$-	$1,654	$-

Fair Value Measurement at September 27, 2009:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$585	$-	$585	$-

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the year ended October 3, 2010.

The pre-tax unrealized losses associated with the cash flow hedges for the fiscal years were as follows (in thousands):

	2010	2009	2008
Unrealized loss recognized in other comprehensive income	$975	$585	$-

9. FINANCIAL INSTRUMENTS

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company's Senior Notes due at various dates through 2017 (which accounts for 94% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's Senior Notes and its carrying amount outstanding as of October 3, 2010 and September 27, 2009 is as follows (in thousands):

	2010	2009
Senior Notes - estimated fair value	$133,751	$134,322
Senior Notes - carrying amount	107,143	114,286

10. CAPITAL STOCK

The capital stock of the Company authorized at September 28, 2008 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock. No shares of Preference Stock or Additional Preferred Stock were issued or outstanding at October 3, 2010 or September 27, 2009.

One preferred share purchase right is attached to each outstanding share of common stock, which rights expired subsequent to the end of fiscal 2010. Each right entitled the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Additional Preferred Stock for $60. The rights expired on November 16, 2010. The Company has 600,000 shares of Series A Junior Participating Additional Preferred Stock reserved for issuance.

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management's discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company's common stock for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. Pursuant to this plan, the Company purchased and retired 55,300 shares at a total cost of $1.5 million, or an average price of $26.97 per share during fiscal 2010 and 250,000 shares at a total cost of $8.0 million, or an average price of $32.05 per share during fiscal 2008. There were no stock purchases in fiscal 2009.

11. STOCK OPTIONS AND STOCK AWARDS

At October 3, 2010, the Company has 1997, 2000 and 2002 equity incentive plans, which were approved by the Company's shareholders and authorized the issuance of 3.9 million shares of common stock pursuant thereto. Under certain stock option plans, the Company has granted incentive stock options to employees or nonqualified stock options to employees and outside directors. The Company's incentive stock options generally become exercisable in installments of 20% per year at each of the first through fifth anniversaries from grant date and expire seven years from grant date and nonqualified stock options expire ten years from grant date. Historically and pursuant to the terms of certain plans, the Company grants a single, one-time nonqualified stock option of 10,000 shares, generally vested immediately, to each of its outside directors at the time of their initial election to the Board. Under each of the stock option plans, the exercise price of each stock option shall be no less than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. At the discretion of the Company, under certain plans a stock appreciation right may be granted and exercised in lieu of the exercise of the related option (which is then forfeited). Certain of the plans also allow the Company to grant stock awards such as restricted stock. Under the plans, as of October 3, 2010, the Company may grant additional options or stock awards and performance shares in the amount of 896,000 shares.

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

Stock awards are being expensed ratably over the employees' five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards totaled $6,104,000, $5,710,000 and $5,339,000 for fiscal years 2010, 2009 and 2008, respectively. The remaining unamortized expense as of October 3, 2010 is $8,199,000, with a weighted average recognition period of 1.91 years.

Amortization of compensation costs related to stock options ceased at the end of the first quarter of fiscal 2009, since all outstanding options had become fully vested and no options were granted in fiscal 2010 or 2009. Compensation expense related to stock options totaled $12,000 and $37,000 for fiscal years 2009 and 2008, respectively.

A summary of the status of the Company's restricted stock awards as of October 3, 2010, September 27, 2009 and September 28, 2008, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

Stock Awards	October 3, 2010		September 27, 2009		September 28, 2008
	Shares	WAGFV	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	667	29.02	589	30.34	477	25.17
Granted	272	26.68	268	26.54	278	36.69
Vested	(168)	28.03	(129)	26.97	(90)	23.62
Forfeited	(65)	27.22	(61)	35.18	(76)	29.02
Non-vested at end of period	706	28.52	667	29.02	589	30.34

The total fair value of stock awards that vested during fiscal years 2010, 2009 and 2008 was $4,705,000, $3,514,000 and $3,280,000, respectively.

A summary of the status of the Company's stock option plans as of October 3, 2010, September 27, 2009, and September 28, 2008, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2010		2009		2008
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	373	$16.49	483	$16.40	731	$16.01
Granted	-	-	-	-	10	35.24
Exercised	(269)	15.96	(110)	16.07	(248)	16.01
Forfeited	-	-	-	-	(8)	16.70
Expired	-	-	-	-	(2)	15.11
Outstanding at end of year	104	$17.86	373	$16.49	483	$16.40
Options exercisable at year end	104	$17.86	373	$16.49	386	$16.27

As of October 3, 2010, all outstanding stock options were exercisable and the price per share ranged from $11.50 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions are included in the Consolidated Statements of Shareholders' Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised. The aggregate intrinsic value of stock options outstanding and exercisable at October 3, 2010 and September 27, 2009 was $1,776,000 and $3,859,000, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2010, 2009 and 2008 was $4,143,000, $1,153,000 and $4,847,000, respectively.

12. INCOME TAXES

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The U.S. federal statute of limitations remains open for the fiscal year 2007 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

The provision for income taxes consisted of the following (in thousands):

	2010	2009	2008
CURRENT
Federal	$14,115	$34,981	$34,313
State and other	5,554	6,851	9,381
	19,669	41,832	43,694
DEFERRED
Federal	39,661	8,092	12,398
State and other	5,967	2,301	1,267
	45,628	10,393	13,665
Provision for income taxes	$65,297	$52,225	$57,359

Income (loss) from foreign operations before income taxes in fiscal years 2010, 2009 and 2008 was $8,011,000, $(1,949,000) and $1,420,000, respectively. Income taxes provided on foreign operations in fiscal years 2010, 2009 and 2008 was $1,525,000, $96,000 and $931,000, respectively, including the minority interest in such taxes.

Income tax expense differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2010	2009	2008
Income tax on pre-tax income at the statutory federal rate of 35%	$62,068	$48,366	$53,939
Increase (decrease) attributable to:
State and other income taxes, net of federal income tax benefit	7,150	6,585	6,589
Tax credits	(613)	(2,640)	(2,820)
Employee Stock Ownership Plan (ESOP)	(721)	(806)	(920)
COLI	(1,225)	(823)	(459)
Foreign Subsidiaries (Gain) Loss (indefinitely invested)	(875)	961	260
Other items, net	(487)	582	770
Income tax expense	$65,297	$52,225	$57,359

The tax effects of temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities at October 3, 2010 and September 27, 2009 are as follows (in thousands):

	2010	2009
Deferred Tax Assets:
Employee benefits	$66,258	$76,960
Rent obligations	23,395	23,132
Reserves not currently deductible	17,445	16,517
Vendor allowances	7,404	6,766
Other	4,480	6,103
Total deferred tax assets	$118,982	$129,478

	2010	2009
Deferred Tax Liabilities:
Property, plant and equipment	$(100,496)	$(75,043)
Inventories	(10,868)	(13,723)
Undistributed earnings on foreign subsidiaries	(4,795)	(3,696)
Other	(1,490)	(877)
Total deferred tax liabilities	$(117,649)	$(93,339)

As of October 3, 2010, the Company had approximately $5,661,000 of state cumulative net operating loss carryforwards, $8,289,000 of foreign cumulative net operating loss carryforwards and $1,292,000 of foreign tax credit carryforwards. The state net operating losses will begin to expire in fiscal 2020, the foreign net operating losses begin to expire in fiscal 2011 and the foreign tax credits begin to expire in fiscal 2018. A valuation allowance of $2,000,000 and $2,217,000 is included with deferred income taxes as of October 3, 2010 and September 27, 2009, respectively. The valuation allowance decreased by $217,000 from fiscal 2009 to fiscal 2010, decreased by $336,000 from fiscal 2008 to fiscal 2009 and increased by $1,117,000 from fiscal 2007 to fiscal 2008. The allowance was developed based upon the uncertainty of the realization of certain state and foreign deferred tax assets related to net operating losses and credits. Although realization is not assured for the remaining deferred tax assets, it is considered more likely than not the deferred tax assets will be realized through future taxable earnings.

Undistributed earnings of the Company's foreign operations amount to approximately $25.7 million at October 3, 2010. Of those earnings, approximately $12.4 million are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. If those earnings were distributed, the Company would be subject to U.S. federal taxes and withholding taxes payable to the various foreign countries of approximately $4.5 million.

The following table provides a reconciliation of the unrecognized tax liability for fiscal years 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Gross taxes at beginning of year	$3,956	$5,036	$7,089
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	876	510	239
Reductions for tax positions of prior years	(728)	(1,590)	(792)
Reductions for settlements	-	-	-
Reductions for deposits made	-	-	(1,500)
Gross taxes at end of year	4,104	3,956	5,036
Accumulated interest	1,347	1,239	1,400
Federal tax benefit of state income tax deduction	(229)	(192)	(289)
Balance included in the Consolidated Balance Sheets at end of year	$5,222	$5,003	$6,147

Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the above positions would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period

13. INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two businesses: retail grocery (including the real estate and store development activities of the Company) - Harris Teeter and industrial thread (textile primarily), including technical textiles and embroidery thread - A&E. Harris Teeter operates a regional chain of supermarkets in the southeastern United States. A&E manufactures and distributes sewing thread for the apparel and other markets, technical textiles and embroidery thread throughout their global operations. The Company evaluates performance of its two businesses utilizing various measures which are based on operating profit.

Summarized financial information for fiscal years 2010, 2009 and 2008 is as follows (in millions):

	Industrial	Retail
	Thread	Grocery	Corporate (1)	Consolidated
2010
Net Sales	$301.1	$4,099.4		$4,400.5
Gross Profit	72.4	1,227.5		1,299.9
Operating Profit (Loss)	19.5	181.6	$(3.1)	198.0

Assets Employed at Year End	264.3	1,471.9	153.7	1,889.9
Depreciation and Amortization	13.6	121.5	0.2	135.3
Capital Expenditures	3.9	106.7	21.5	132.1

2009
Net Sales	$250.8	$3,827.0		$4,077.8
Gross Profit	47.9	1,169.5		1,217.4
Operating Profit (Loss)	(14.6)	175.6	$(6.1)	154.9
Assets Employed at Year End	261.4	1,463.5	119.4	1,844.3
Depreciation and Amortization	15.6	109.8	0.1	125.5
Capital Expenditures	2.5	206.7	-	209.2

2008
Net Sales	$327.6	$3,664.8		$3,992.4
Gross Profit	69.6	1,138.8		1,208.4
Operating Profit (Loss)	2.3	177.8	$(6.3)	173.8
Assets Employed at Year End	291.4	1,306.2	98.8	1,696.4
Depreciation and Amortization	17.9	96.4	0.1	114.4
Capital Expenditures	7.3	192.2	-	199.5

(1)	Corporate Operating Profit (Loss) includes a portion of compensation and benefits of holding company employees and certain other costs that are not related to the operating companies. Operating profit of the operating companies include all direct expenses and the common expenses incurred by the holding company on behalf of its operating subsidiaries. Corporate Assets Employed include investments in certain property and equipment, cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs.

Geographic information for the Company's fiscal years is based on the operating locations where the items were produced or distributed as follows (in thousands):

	2010	2009	2008
Net Revenues - Domestic United States	$4,237,142	$3,940,608	$3,810,635
Net Revenues - Foreign	163,308	137,214	181,762
	$4,400,450	$4,077,822	$3,992,397

Net Long-Lived Assets - Domestic United States	$1,088,527	$1,088,602	$978,363
Net Long-Lived Assets - Foreign	32,794	36,238	40,625
	$1,121,321	$1,124,840	$1,018,988

14. EMPLOYEE BENEFIT PLANS

The Company maintains various retirement benefit plans for substantially all domestic full-time employees of the Company and its subsidiaries. These plans include the Ruddick Retirement and Savings Plan ("Savings Plan") which is a defined contribution retirement plan, the Ruddick Corporation Employees' Pension Plan ("Pension Plan") which is a qualified non-contributory defined benefit plan and the Supplemental Executive Retirement Plan ("SERP") which is a non-qualified supplemental defined benefit pension plan for certain executive officers. Effective September 30, 2005, participation in the Pension Plan was closed to new entrants and frozen for all participants, with certain transition benefits provided to those participants that had achieved specified age and service levels on December 31, 2005.

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

The Company's fiscal year end is used as the measurement date for Company-sponsored defined benefit plans. The following table sets forth the change in the benefit obligation and plan assets, as well as the funded status and amounts recognized in the Company's consolidated balance sheets at October 3, 2010 and September 27, 2009 for the Pension Plan and SERP (in thousands):

	Pension Plan		SERP
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at the beginning of year	$327,436	$228,719	$39,929	$27,450
Service cost	1,730	310	754	664
Interest cost	18,523	18,181	2,201	2,119
Actuarial loss	38,972	91,251	1,018	10,931
Special termination benefits	-	192	-	-
Benefits paid	(11,874)	(11,217)	(1,232)	(1,235)
Pension benefit obligation at end of year	374,787	327,436	42,670	39,929
Change in plan assets:
Fair value of assets at the beginning of year	199,305	211,863	-	-
Actual return on plan assets	24,120	(7,463)	-	-
Employer contribution	22,000	7,500	1,232	1,235
Benefits paid	(11,875)	(11,217)	(1,232)	(1,235)
Non-investment expenses	(1,538)	(1,378)	-	-
Fair value of assets at end of year	232,012	199,305	-	-
Funded status	(142,775)	(128,131)	(42,670)	(39,929)
Unrecognized net actuarial loss	195,903	169,477	12,054	12,412
Unrecognized prior service cost	221	353	1,797	2,044
Prepaid (accrued) benefit cost	$53,349	$41,699	$(28,819)	$(25,473)

Amounts recognized in the Consolidated Balance Sheets consist of:
(Prepaid) Accrued benefit liability	$(53,349)	$(41,699)	$28,819	$25,473
Accumulated other comprehensive income	196,124	169,830	13,851	14,456
Net amount recognized	$142,775	$128,131	$42,670	$39,929

The Company's defined benefit pension plans had projected and accumulated benefit obligations in excess of the fair value of plan assets as follows (in thousands):

	Pension Plan		SERP
	2010	2009	2010	2009
Projected benefit obligation	$374,787	$327,436	$42,670	$39,929
Accumulated benefit obligation	334,368	288,937	35,569	28,133
Fair value of plan assets	232,012	199,305	-	-

A minimum pension liability adjustment is required when the projected benefit obligation exceeds the fair value of plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded pension assets. The minimum liability adjustment, net of tax benefit, is reported as a component of other comprehensive income and included in the Statements of Consolidated Shareholders' Equity and Comprehensive Income. Net periodic pension expense for the Company’s defined benefit pension plans for fiscal 2011 is expected to include approximately $14.2 million of amortization related to the accumulated net actuarial losses as of October 3, 2010.

Net periodic pension expense for the Company's defined benefit pension plans for fiscal years 2010, 2009 and 2008 included the following components (in thousands):

Pension Plan	2010	2009	2008
Service cost	$1,730	$310	$1,588
Interest cost	18,523	18,181	17,010
Expected return on plan assets	(19,479)	(18,555)	(18,598)
Amortization of prior service cost	133	155	220
Recognized net actuarial loss	9,443	-	4,424
Net periodic pension expense	$10,350	$91	$4,644

SERP
Service cost	$754	$664	$822
Interest cost	2,201	2,119	1,889
Amortization of prior service cost	247	247	248
Recognized net actuarial loss	1,376	-	461
Net periodic pension expense	$4,578	$3,030	$3,420

Net periodic pension expense for the Company's defined benefit pension plans is determined using assumptions as of the beginning of each year and the market-related value of plan assets that recognizes changes in fair value in a systematic and rational manner over five years. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The following table summarizes the assumptions utilized:

	2010		2009		2008
Weighted Average Discount Rate - Pension Plan	5.05%		5.75%		7.90%
Weighted Average Discount Rate - SERP	4.65%		5.60%		7.90%
Rate of Increase in Future Payroll Costs:
Pension Plan	3.0	% - 8.0%*	3.0	% - 8.0%*	3.0	% - 8.0%*
SERP	6.0%		6.0%		6.0%
Assumed Long-Term Rate of Return on Assets (Pension Plan only)	8.00%		8.00%		8.00%

* Rate varies by age, with higher rates associated with lower aged participants.

Discount rates are based on the expected timing and amounts of the expected employer paid benefits and are established by reference to a representative yield curve of non-callable bonds with a credit rating of Aa and above with durations similar to the pension liabilities. The weighted average discount rate utilized at the end of fiscal 2010 of 5.05% for the Pension Plan represented a decrease of 70 basis points over fiscal 2009 and increased the recorded pension liabilities, under-funded status and unrecognized net actuarial loss as of the end of fiscal 2010.

Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon the plan's asset allocation, composite return percentiles are developed upon which the plan's expected long-term rate of return is based.

The SERP is unfunded, with benefit payments being made from the Company's general assets. Assets of the Pension Plan are invested in directed trusts. The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of the fiscal year end:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at October 3, 2010:
Cash and Cash Equivalents	$4,013	$4,013	$-	$-
Common Collective Trust Funds	95,829	-	95,829	-
Fixed Income Securities	44,259	44,259	-	-
Asset-Backed Securities	11,461	-	11,461	-
Equities	19,546	19,546	-	-
Hedge Funds	29,866	-	29,866	-
Mutual Funds	25,080	25,080	-	-
Group Annuity Contract	1,958	-	1,958	-
Total Assets	$232,012	$92,898	$139,114	$-

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at September 27, 2009:
Cash and Cash Equivalents	$3,354	$3,354	$-	$-
Common Collective Trust Funds	90,009	-	90,009	-
Fixed Income Securities	28,047	28,047	-	-
Asset-Backed Securities	17,958	-	17,958	-
Equities	12,111	12,111	-	-
Hedge Funds	28,882	-	28,882	-
Mutual Funds	16,985	16,985	-	-
Group Annuity Contract	1,959	-	1,959	-
Total Assets	$199,305	$60,497	$138,808	$-

Following is a description of the valuation methodologies used for pension assets measured at fair value.

Cash and Cash Equivalents - Fair values of cash equivalents are largely provided by independent pricing services.

Common Collective Trust Funds - These investments are public investment vehicles valued using the Net Asset Value (“NAV”) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The investment is classified within level 2 of the valuation hierarchy because the NAV's unit price is quoted on a private market that is not active; however, the unit price is based on underlying investments which are traded on an active market.

Fixed Income Securities and Equities - These investments are valued at the closing price reported on the active market on which the individual securities are traded.

Asset-Backed Securities - Prices are based on a compilation of primarily observable market information or a broker quote in a non-active market.

Hedge Funds - These investments are in a private investment fund that uses proprietary trading methods to seek returns. It is valued using the NAV provided by the manager of the fund. The investment is classified within Level 2 of the valuation hierarchy because the NAV's unit price is quoted on a private market that is not active.

Mutual Funds - These investments are public investment vehicles valued using the NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in an active market.

Group Annuity Contract - Fair value is calculated by discounting the related cash flow based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issues.

Assets in the directed trusts by investment classification as of the fiscal year end were as follows:

Asset Class	2010	2009
Fixed income	40.6%	40.2%
Domestic equities	31.5	31.5
International equities	10.4	8.1
Alternative Investments - Real Estate	1.8	3.1
Alternative Investments - Hedge Funds	12.8	3.4
Guaranteed investment contracts	0.9	1.0
Cash equivalents	2.0	12.7
	100%	100%

Investments in the pension trust are overseen by the Retirement Plan Committee which is made up of officers of the Company and directors. The Company has developed an Investment Policy Statement based on the need to satisfy the long-term liabilities of the Pension Plan. The Company seeks to maximize return with reasonable and prudent levels of risk. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. The general asset guidelines by segment are as follows:

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

The Investment Policy Statement contains the following guidelines:

-	Categorical restrictions such as limiting the average weighted duration of fixed income investments, limiting the aggregate amount of American Depository Receipts (ADRs), no direct foreign currency speculation, limited foreign exchange contracts, and limiting the use of derivatives;
-	Portfolio restrictions that address such things as investment restrictions, proxy voting, and brokerage arrangements; and
-	Asset class restrictions that address such things as single security or sector concentration, capitalization limits and minimum quality standards.

The Company plans to contribute $36.0 million to the Pension Plan and approximately $1.3 million to the SERP during fiscal 2011. The Company's contribution to the SERP represents the benefit payments made during the fiscal year.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company's defined benefit pension plans (in thousands):

	Pension Plan	SERP
2011	$ 13,110	$ 1,271
2012	14,032	1,354
2013	15,029	1,584
2014	16,006	2,059
2015	16,992	2,028
Years 2016-2020	101,622	13,620

The Savings Plan is a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code, and was authorized for the purpose of providing retirement benefits for employees of the Company. The Company provides a matching contribution based on the amount of eligible compensation contributed by the associate and an automatic retirement contribution based on age and years of service.

The Company has certain deferred compensation arrangements which allow, or allowed in prior years, its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. These arrangements include (1) a directors' compensation deferral plan, funded in a rabbi trust, the benefit and payment under such plan being made in the Company's common stock that has historically been purchased on the open market, (2) a key management deferral plan, unfunded, the benefit liability under such plan determined on the basis of the performance of selected market investment indices, and (3) other compensation deferral arrangements, unfunded and only available to directors and select key management in prior years, the benefit liability for which is determined based on fixed rates of interest.

Expense associated with the Savings Plan, deferred compensation arrangements and other plans, were as follows (in thousands):

	2010	2009	2008
Savings Plan	$21,135	$21,608	$19,189
Deferred Compensation and other	1,458	1,734	394

15. COMPUTATION OF EARNINGS PER SHARE (EPS)

The following table details the computation of EPS for fiscal years 2010, 2009 and 2008 (in thousands except per share data):

	2010	2009	2008
Basic EPS:
Net income	$112,041	$85,964	$96,752
Weighted average common shares outstanding	48,215	47,964	47,824
Basic EPS	$2.32	$1.79	$2.02

Diluted EPS:
Net income	$112,041	$85,964	$96,752
Weighted average common shares outstanding	48,215	47,964	47,824
Net potential common share equivalents - stock options	77	119	260
Net potential common share equivalents - stock awards	308	254	211
Weighted average common shares outstanding	48,600	48,337	48,295
Diluted EPS	$2.31	$1.78	$2.00

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents - stock options	10	10	6
Anti-dilutive common share equivalents - stock awards	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 139,000, 137,000 and 139,000 performance shares for the fiscal years 2010, 2009 and 2008, respectively, were excluded from the computation of diluted shares.

16. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

See Note 6 above in this Item 8 for additional commitments and contingencies.

17. QUARTERLY INFORMATION (UNAUDITED)

The Company's stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared for the common stock for the periods indicated (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2010 Operating Results
Net Sales	$1,040.5	$1,071.4	$1,098.6	$1,190.0	$4,400.5
Gross Profit	306.6	320.2	323.7	349.4	1,299.9
Net Income	23.7	27.5	28.9	31.9	112.0
Net Income Per Share:
Basic	0.49	0.57	0.60	0.66	2.32
Diluted	0.49	0.57	0.59	0.66	2.31
Dividend Per Share	0.12	0.12	0.12	0.12	0.48
Market Price Per Share:
High	29.60	32.57	38.16	37.90	38.16
Low	24.55	25.06	31.48	30.29	24.55

2009 Operating Results (1)
Net Sales	$995.0	$1,010.0	$1,024.9	$1,047.9	$4,077.8
Gross Profit	300.9	304.9	305.2	306.4	1,217.4
Net Income	22.9	22.9	16.5	23.7	86.0
Net Income Per Share:
Basic	0.48	0.48	0.34	0.49	1.79
Diluted	0.47	0.48	0.34	0.49	1.78
Dividend Per Share	0.12	0.12	0.12	0.12	0.48
Market Price Per Share:
High	33.74	29.20	26.87	28.00	33.74
Low	23.81	18.86	22.00	21.77	18.86

(1)	Fiscal 2009 operating results include non-cash charges of $9,891,000 ($6,099,000 after tax benefits, or $0.13 per diluted share) related to goodwill and long-lived asset impairments recorded by A&E in the third quarter of fiscal 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of October 3, 2010, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's annual report on internal control over financial reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 3, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of October 3, 2010, the Company's internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company's internal control over financial reporting as of October 3, 2010 has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which appears in Item 8, Financial Statement and Supplementary Data included herein, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of October 3, 2010.

(d) Changes in internal control over financial reporting. During the Company's fourth fiscal quarter of 2010, there has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information required by this item regarding executive officers, refer to "Executive Officers of the Registrant" in Item 4A hereof. Other information required by this item including regarding directors is incorporated herein by reference to the sections entitled "Proposal 1: Election of Directors," "Nominees for Election as Director," "Committees of the Board of Directors," "Corporate Governance Matters: Audit Committee Financial Expert," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2011 Annual Meeting of Shareholders (the "2011 Proxy Statement").

Code of Ethics and Code of Business Conduct and Ethics
The Company has adopted a written Code of Ethics (the "Code of Ethics") that applies to our Chairman of the Board, President and Chief Executive Officer, Vice President-Finance and Chief Financial Officer and our Vice President and Treasurer. The Company has also adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. Each of our operating subsidiaries maintains a code of ethics tailored to their businesses. The Code of Ethics and Code of Conduct are available on the Company's website, www.ruddickcorp.com, under the "Corporate Governance" caption, and print copies are available to any shareholder that requests a copy. Any such requests should be directed to: Ruddick Corporation, 301 South Tryon Street, Suite 1800, Charlotte, North Carolina 28202, Attention: Secretary of the Company. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company's website promptly following the date of such amendment or waiver. Information on the Company's website, however, does not form a part of this Form 10-K.

Corporate Governance Guidelines and Committee Charters
In furtherance of its longstanding goal of providing effective governance of the Company's business and affairs for the benefit of shareholders, the Board of Directors of the Company has approved Corporate Governance Guidelines. The Guidelines contain general principles regarding the functions of the Company's Board of Directors. The Guidelines are available on the Company's website referenced above and print copies are available to any shareholder that requests a copy. In addition, committee charters for the Company's Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are also included on the Company's website and print copies are available to any shareholder that requests a copy in accordance with the procedures set forth above.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled "Proposal 1: Election of Directors-Directors' Fees and Attendance," "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Report of the Compensation Committee," "Compensation Discussion and Analysis," "Compensation Policies and Practices as they Related to Risk Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Proposal 1: Election of Directors-Beneficial Ownership of Company Stock" and "Equity Compensation Plan Information" in the 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled "Transactions with Related Persons and Certain Control Persons" and "Corporate Governance Matters - Director Independence" in the 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled "Ratification of the Independent Registered Public Accounting Firm" in the 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:		Page

	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	25

		Consolidated Balance Sheets, October 3, 2010 and September 27, 2009	27

		Statements of Consolidated Earnings for the fiscal years ended October 3, 2010, September 27, 2009, and September 28, 2008	28

		Statements of Consolidated Shareholders' Equity and Comprehensive Income for the fiscal years ended October 3, 2010, September 27, 2009, and September 28, 2008	29

		Statements of Consolidated Cash Flows for the fiscal years ended October 3, 2010, September 27, 2009, and September 28, 2008	31

		Notes to Consolidated Financial Statements	32

	(2)	Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

		Schedule I - Valuation and Qualifying Accounts and Reserves	S-1

		All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

	(3)	Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit Number	Description of Exhibit

3.1*	Restated Articles of Incorporation of the Company, dated December 14, 2000, incorporated herein by reference to Exhibit 3.1 of the registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of Ruddick Corporation, incorporated herein by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K dated February 21, 2008 (Commission File No. 1-6905).

4.1*	$50,000,000 6.48% Series A Senior Notes due March 1, 2011 and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 1-6905).

4.2*	$50,000,000 7.55% Senior Series B Notes due July 15, 2017 and $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the registrant's Annual Report on Form 10-K for the fiscal year period ended September 28, 1997 (Commission File No. 1-6905).

Exhibit Number	Description of Exhibit

4.3*	Credit Agreement, dated December 20, 2007, among Ruddick Corporation, as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank, Bank of America, N.A., JPMorgan Chase Bank, N.A., RBC Centura, CoBank, AgFirst Farm Credit Bank, U.S. AgBank, Farm Credit Bank of Texas and GreenStone Farm Credit Services, ACA, as Lenders, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated December 20, 2007 (Commission File No. 1-6905).

The Company has other long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Commission upon request.

10.1*	Ruddick Supplemental Executive Retirement Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).**

10.2*	Resolutions adopted by the Board of Directors of the Company and the Plan's Administrative Committee with respect to benefits payable under the Company's Supplemental Executive Retirement Plan to Alan T. Dickson and R. Stuart Dickson, incorporated herein by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.3*	Deferred Compensation Plan for Key Employees of Ruddick Corporation and subsidiaries, as amended and restated, incorporated herein by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.4*	1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

10.5*	Description of the Ruddick Corporation Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.6*	Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.7*	Rights Agreement dated November 16, 2000 by and between the Company and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

10.8*	Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

10.9*	Ruddick Corporation 1995 Comprehensive Stock Option Plan (the "1995 Plan"), incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

Exhibit Number	Description of Exhibit

10.10*	Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan (the "1997 Plan"), incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

10.11*	Ruddick Corporation Director Deferral Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).**

10.12*	Ruddick Corporation Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.13*	Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan (the "2000 Plan"), incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.14*	Description of retirement arrangement between the Company and each of Alan T. Dickson and R. Stuart Dickson effective May 1, 2002, incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-6905).**

10.15*	Ruddick Corporation Flexible Deferral Plan - Amendment and Restatement Effective July 1, 2009, incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (Commission File No. 1-6905).**

10.16*	Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan (the "2002 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905).**

10.17*	Form of Ruddick Corporation Non-Employee Director Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.18*	Form of Ruddick Corporation Incentive Stock Option Award Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.19*	Form of Ruddick Corporation Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.20*	Form of Ruddick Corporation Restricted Stock Award Agreement for use in connection with the 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.21*	Summary of Ruddick Corporation Executive Bonus Insurance Plan, incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (Commission File No. 1-6905).**

10.22*	Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of Alan T. Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).**

Exhibit Number	Description of Exhibit

10.23*	Ruddick Corporation Supplemental Executive Retirement Plan for the benefit of R. Stuart Dickson effective March 31, 2006, incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated March 31, 2006 (Commission File No. 1-6905).**

10.24*	Ruddick Corporation Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.25*	Addendum to the Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.26*	Change-in-Control and Severance Agreement dated September 19, 2007 between the registrant and Mr. Tomas W. Dickson, incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.27*	Change-in-Control and Severance Agreement dated September 19, 2007 between the registrant and Mr. John B. Woodlief, incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.28*	Change-in-Control and Severance Agreement dated September 19, 2007 between the registrant and Mr. Frederick J. Morganthall, II, incorporated herein by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.29*	Change-in-Control and Severance Agreement dated September 19, 2007 between the registrant and Mr. Fred A. Jackson, incorporated herein by reference to Exhibit 10.4 of the registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.30*	Ruddick Supplemental Executive Retirement Plan, Amendment No. 2 dated September 19, 2007, incorporated herein by reference to Exhibit 10.5 of the registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.31*	First Amendment to the Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2009 (Commission File No. 1-6905).**

10.32*	Second Amendment to the Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (Commission File No. 1-6905).**

10.33*	Amendment No. 1 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2010 (Commission File No. 1-6905).**

10.34+	Summary of Non-Employee Director Compensation.

21+	List of Subsidiaries of the Company.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Ruddick Corporation's Annual Report on Form 10-K for the fiscal year ended October 3, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Operations, (iii) the Statements of Consolidated Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

__________________

*	Incorporated by reference.
**	Indicates management contract or compensatory plan required to be filed as an Exhibit.
+	Indicates exhibits filed herewith and follow the signature pages.

(b)	Exhibits

See (a )(3) above.

(c)	Financial Statement Schedules

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: December 1, 2010	By:	/s/ THOMAS W. DICKSON
Thomas W. Dickson,
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ THOMAS W. DICKSON	Chairman of the Board, President and Chief	December 1, 2010
Thomas W. Dickson	Executive Officer and Director (Principal
Executive Officer)

/s/ JOHN B. WOODLIEF	Vice President - Finance and Chief Financial	December 1, 2010
John B. Woodlief	Officer (Principal Financial Officer)

/s/ RONALD H. VOLGER	Vice President and Treasurer (Principal	December 1, 2010
Ronald H. Volger	Accounting Officer)

/s/ JOHN R. BELK	Director	December 1, 2010
John R. Belk

/s/ JOHN P. DERHAM CATO	Director	December 1, 2010
John P. Derham Cato

/s/ JAMES E. S. HYNES	Director	December 1, 2010
James E. S. Hynes

/s/ ANNA S. NELSON	Director	December 1, 2010
Anna S. Nelson

/s/ BAILEY W. PATRICK	Director	December 1, 2010
Bailey W. Patrick

/s/ ROBERT H. SPILMAN, JR.	Director	December 1, 2010
Robert H. Spilman, Jr.

/s/ HAROLD C. STOWE	Director	December 1, 2010
Harold C. Stowe

/s/ ISAIAH TIDWELL	Director	December 1, 2010
Isaiah Tidwell

/s/ WILLIAM C. WARDEN, JR.	Director	December 1, 2010
William C. Warden, Jr.

SCHEDULE I

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
October 3, 2010, September 27, 2009
and September 28, 2008
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF FISCAL YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		BALANCE AT END OF PERIOD
Fiscal Year Ended September 28, 2008:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$3,962	$32	$1,175	*	$2,819

Fiscal Year Ended September 27, 2009:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$2,819	$1,360	$489	*	$3,690

Fiscal Year Ended October 3, 2010:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$3,690	$977	$1,194	*	$3,473

*Represents accounts receivable balances written off as uncollectible, less recoveries.

S-1