Form 10-Q
period 2011-01-02
RUDDICK CORP
filed 2011-02-09
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 2, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of February 2, 2011
Common Stock	49,143,393 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	January 2, 2011	October 3, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	$49,688	$73,612
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,366 and $3,473	90,810	99,407
Refundable Income Taxes	-	16,767
Inventories	331,187	320,506
Deferred Income Taxes	417	2,236
Prepaid Expenses and Other Current Assets	32,677	32,443
Total Current Assets	504,779	544,971
Property, Net	1,069,212	1,067,807
Investments	171,987	174,733
Deferred Income Taxes	984	977
Goodwill	515	515
Intangible Assets	20,978	21,434
Other Long-Term Assets	83,963	79,449
Total Assets	$1,852,418	$1,889,886

LIABILITIES AND EQUITY
Current Liabilities
Notes Payable	$6,988	$6,785
Current Portion of Long-Term Debt and Capital Lease Obligations	11,646	12,035
Accounts Payable	218,741	228,748
Income Taxes Payable	842	-
Deferred Income Taxes	1,061	159
Accrued Compensation	35,898	64,102
Other Current Liabilities	88,233	90,218
Total Current Liabilities	363,409	402,047
Long-Term Debt and Capital Lease Obligations	286,711	296,131
Deferred Income Taxes	1,226	1,721
Pension Liabilities	159,385	185,445
Other Long-Term Liabilities	112,976	105,619
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 49,143,393 at January 2, 2011; and 48,901,482 at October 3, 2010	97,476	98,285
Retained Earnings	950,588	918,843
Accumulated Other Comprehensive Loss	(124,861)	(124,679)
Total Equity of Ruddick Corporation	923,203	892,449
Noncontrolling Interest	5,508	6,474
Total Equity	928,711	898,923
Total Liabilities and Equity	$1,852,418	$1,889,886

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	January 2, 2011	December 27, 2009
Net Sales	$1,105,471	$1,040,512
Cost of Sales	781,471	733,968
Selling, General and Administrative Expenses	276,277	263,117
Operating Profit	47,723	43,427
Interest Expense	4,569	5,033
Interest Income	(33)	(17)
Net Investment Gain	(19,506)	(1)
Earnings Before Income Taxes	62,693	38,412
Income Tax Expense	24,325	14,395
Net Earnings	38,368	24,017
Less: Net Earnings Attributable to the Noncontrolling Interest	235	286
Net Earnings Attributable to Ruddick Corporation	$38,133	$23,731

Earnings Per Share Attributable to Ruddick Corporation:
Basic	$0.79	$0.49
Diluted	$0.78	$0.49

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,411	48,094
Diluted	48,792	48,495

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity

Balance at September 27, 2009	48,545,080	$89,878	$830,236	$(108,524)	$811,590	$6,773	$818,363

Comprehensive Income:
Net Earnings	-	-	23,731	-	23,731	286	24,017
Unrealized Loss on Cash Flow Hedge, Net of Tax Benefits	-	-	-	(62)	(62)	-	(62)
Foreign Currency Translation Adjustment, Net of Tax Benefits	-	-	-	(5)	(5)	(45)	(50)
Total Comprehensive Income					23,664	241	23,905

Dividends ($0.12 a share)	-	-	(5,850)	-	(5,850)	-	(5,850)
Exercise of Stock Options, Including Tax Benefits of $115	46,052	806	-	-	806	-	806
Share-Based Compensation	207,676	1,292	-	-	1,292	-	1,292
Shares Effectively Purchased and Retired for Withholding Taxes	(50,192)	(1,366)	-	-	(1,366)	-	(1,366)
Acquisition From Noncontrolling Interest	-	(76)	-	-	(76)	(214)	(290)
Distributions to Noncontrolling Interest	-	-	-	-	-	(146)	(146)
Balance at December 27, 2009	48,748,616	$90,534	$848,117	$(108,591)	$830,060	$6,654	$836,714

Balance at October 3, 2010	48,901,482	$98,285	$918,843	$(124,679)	$892,449	$6,474	$898,923

Comprehensive Income:
Net Earnings	-	-	38,133	-	38,133	235	38,368
Unrealized Gain on Cash Flow Hedge, Net of Income Taxes	-	-	-	188	188	-	188
Foreign Currency Translation Adjustment, Net of Tax Benefits	-	-	-	(370)	(370)	90	(280)
Total Comprehensive Income					37,951	325	38,276

Dividends ($0.13 a share)	-	-	(6,388)	-	(6,388)	-	(6,388)
Exercise of Stock Options, Including Tax Benefits of $895	21,745	1,256	-	-	1,256	-	1,256
Share-Based Compensation	285,931	1,878	-	-	1,878	-	1,878
Shares Effectively Purchased and Retired for Withholding Taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors Stock Plan		(14)			(14)		(14)
Acquisition From Noncontrolling Interest	-	(1,444)	-	-	(1,444)	(806)	(2,250)
Distributions to Noncontrolling Interest	-	-	-	-	-	(485)	(485)
Balance at January 2, 2011	49,143,393	$97,476	$950,588	$(124,861)	$923,203	$5,508	$928,711

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	13 Weeks Ended
	January 2, 2011	December 27, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$38,133	$23,731
Non-Cash Items Included in Net Earnings:
Depreciation and Amortization	34,571	33,104
Deferred Income Taxes	1,196	3,479
Net (Gain) Loss on Sale of Property and Investments	(20,172)	148
Share-Based Compensation	1,878	1,292
Other, Net	(3,130)	(1,688)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	9,137	(3,553)
Inventories	(12,014)	(2,149)
Prepaid Expenses and Other Current Assets	(1,021)	2,413
Accounts Payable	(10,881)	(31,641)
Other Current Liabilities	(10,884)	(20,000)
Other Long-Term Operating Accounts	(26,177)	4,732
Dividends Received	-	100
Net Cash Provided by Operating Activities	636	9,968
INVESTING ACTIVITIES:
Capital Expenditures	(32,945)	(25,312)
Purchase of Other Investments	(8,570)	(7,467)
Proceeds from Sale of Property and Investments	48,086	519
Return of Partnership Investments	-	3,037
Investments in COLI, Net of Proceeds from Death Benefits	(1,057)	(26)
Other, Net	(461)	722
Net Cash Provided by (Used in) Investing Activities	5,053	(28,527)
FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt Borrowings	945	173
Net Proceeds from Revolver Borrowings	-	28,100
Payments on Long-Term Debt and Capital Lease Obligations	(21,478)	(837)
Dividends Paid	(6,388)	(5,825)
Proceeds from Stock Issued	361	691
Share-Based Compensation Tax Benefits	895	115
Shares Effectively Purchased and Retired for Withholding Taxes	(2,485)	(1,366)
Other, Net	(1,404)	(69)
Net Cash (Used in) Provided by Financing Activities	(29,554)	20,982
(Decrease) Increase in Cash and Cash Equivalents	(23,865)	2,423
Effect of Foreign Currency Fluctuations on Cash	(59)	(6)
Cash and Cash Equivalents at Beginning of Period	73,612	37,310
Cash and Cash Equivalents at End of Period	$49,688	$39,727
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	$4,766	$4,542
Income Taxes	1,106	2,716
Non-Cash Activity:
Assets Acquired under Capital Leases	11,685	-
Note Received in Connection with Sale of Investments	2,855	-

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Ruddick Corporation (the "Company") is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. ("Harris Teeter") operates a regional chain of supermarkets in eight states primarily in the southeastern and mid-Atlantic United States, including the District of Columbia; and American & Efird, Inc. ("A&E") manufactures and distributes industrial sewing thread, embroidery thread and technical textiles on a global basis.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Ruddick Corporation and subsidiaries, including its wholly-owned operating companies, Harris Teeter and A&E, collectively referred to herein as the Company. All material intercompany amounts have been eliminated.

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2010 Annual Report on Form 10-K filed with the SEC on December 1, 2010 ("Company's 2010 Annual Report").

The Company's Consolidated Condensed Balance Sheet as of October 3, 2010 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended January 2, 2011 are not necessarily indicative of results for a full year.

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

New Accounting Standards

In June 2009, the FASB issued a new standard that changed the definition of a variable interest entity ("VIE"), contained new criteria for determining the primary beneficiary of a VIE, required enhanced disclosures to provide more information about a company's involvement in a VIE and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard at the beginning of the fiscal 2011 had no impact on the Company's financial position, results of operations or cash flows.

Reclassifications

To conform with classifications used in the current year, the financial statements for the prior year reflect certain reclassifications.

2. Industry Segment Information

As discussed above, the Company operates primarily in two businesses and evaluates the performance of these two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the first quarter of fiscal years 2011 and 2010 (in thousands):

	Retail Grocery	Industrial Thread	Corporate	Consolidated
13 Weeks Ended January 2, 2011:
Net Sales	$1,032,281	$73,190	$ -	$1,105,471
Operating Profit (Loss)	44,899	5,543	(2,719)	47,723

13 Weeks Ended December 27, 2009:
Net Sales	$972,315	$68,197	$ -	$1,040,512
Operating Profit (Loss)	42,279	3,950	(2,802)	43,427

3. Earnings Per Share ("EPS")

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended
	January 2, 2011	December 27, 2009
Basic EPS:
Net income attributable to Ruddick Corporation	$38,133	$23,731
Weighted average common shares outstanding	48,411	48,094
Basic EPS	$0.79	$0.49

Diluted EPS:
Net income attributable to Ruddick Corporation	$38,133	$23,731
Weighted average common shares outstanding	48,411	48,094
Net potential common share equivalents - stock options	30	103
Net potential common share equivalents - stock awards	351	298
Weighted average common shares outstanding - diluted	48,792	48,495
Diluted EPS	$0.78	$0.49

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents - stock options	-	10
Anti-dilutive common share equivalents - stock awards	43	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 148,955 and 140,220 performance shares for the 13 weeks ended January 2, 2011 and December 27, 2009, respectively were excluded from the computation of diluted shares.

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

	13 Weeks Ended
	January 2, 2011	December 27, 2009
Pension Plan:
Service cost	$625	$475
Interest cost	4,614	4,471
Expected return on plan assets	(5,464)	(4,465)
Amortization of prior service cost	21	32
Recognized net actuarial loss	3,317	2,252
Net periodic pension expense	$3,113	$2,765

SERP:
Service cost	$203	$189
Interest cost	489	550
Amortization of prior service cost	62	62
Recognized net actuarial loss	380	344
Net periodic pension expense	$1,134	$1,145

Expense related to the Savings Plan amounted to $5,724,000 and $4,841,000 for the 13 weeks ended January 2, 2011 and December 27, 2009, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2010 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on preliminary actuarial calculations, the Company will not be required to make a contribution to the Pension Plan in fiscal 2011; however, the Company elected to contribute $30 million in the first quarter of fiscal 2011 and will review the funding ratios after the final actuarial calculations are complete. Based on these reviews, the Company may elect to make an additional contribution during the remainder of fiscal 2011.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $308,000 during the 13 weeks ended January 2, 2011, and anticipates contributing approximately $924,000 more for expected future benefit payments during the remainder of fiscal 2011.

5. Equity Incentive Plans

The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. Since 2004, the Company's Board of Directors have approved stock awards in lieu of stock options.

A summary of the status of the Company's stock awards as of January 2, 2011 and December 27, 2009, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	13 Weeks Ended
	January 2, 2011		December 27, 2009
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	706	$28.52	667	$29.02
Granted	298	38.44	272	26.68
Vested	(190)	28.29	(167)	28.02
Forfeited	(3)	29.01	(61)	27.17
Non-vested at end of period	811	32.22	711	28.52

The total fair value of stock awards vested during the 13 weeks ended January 2, 2011 and December 28, 2009 was $5,388,000 and $4,545,000, respectively.

Stock awards are being expensed over the employees' five-year requisite service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $1,878,000 and $1,292,000 for the 13 weeks ended January 2, 2011 and December 27, 2009, respectively. Unamortized expense related to these awards as of January 2, 2011 amounted to $17,458,000 and have a weighted average recognition period of 2.37 years.

A summary of the status of the Company's stock option plans as of January 2, 2011 and December 27, 2009, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	13 Weeks Ended
	January 2, 2011		December 27, 2009
	Shares	Price	Shares	Price
Outstanding at beginning of period	104	$17.86	373	$16.49
Exercised	(21)	16.57	(49)	15.87
Outstanding at end of period	83	18.19	324	16.58
Options exercisable at end of period	83	18.19	324	16.58

As of January 2, 2011, all outstanding stock options were exercisable and the price per share ranged from $14.39 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of January 2, 2011 and December 27, 2009, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	January 2, 2011	December 27, 2009
Intrinsic value of options outstanding and exercisable at end of period	$1,548	$3,300
Intrinsic value of stock options exercised during the 13-week period	455	577

There were no stock options granted or compensation costs related to stock options during the first quarter of fiscal 2011 or 2010.

6. Inventory

The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	January 2, 2011	October 3, 2010
Finished Goods	$304,715	$294,605
Raw Materials and Supplies	21,324	20,038
Work in Process	5,148	5,863
Total Inventories	$331,187	$320,506

7. Goodwill

Goodwill is recorded by A&E. A fair value-based impairment test of the net book value of goodwill is performed annually or at an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual review was conducted in the first quarter of fiscal 2011, resulting in no goodwill impairment charge being required.

8. Intangible Assets

The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	January 2, 2011	October 3, 2010
Acquired favorable operating leases and scripts	$18,272	$18,170
Customer lists	5,115	5,455
Land use rights - foreign operations	4,550	4,511
Non-compete agreements	597	597
Trademarks, licenses and other	2,493	2,554
Total intangible assets	31,027	31,287
Accumulated amortization	(10,049)	(9,853)
Total intangible assets, net of accumulated amortization	$20,978	$21,434

Acquired favorable operating leases and scripts are recorded at Harris Teeter. All other intangible assets are recorded by A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $480,000 and $611,000 for the 13 weeks ended January 2, 2011 and December 27, 2009, respectively. Intangible assets have remaining useful lives from 1 year to 45 years. Projected amortization expense for intangible assets existing as of January 2, 2011 is: $1,448,000 for the remainder of fiscal 2011 and $1,743,000, $1,648,000, $1,573,000 and $1,398,000 for fiscal years 2012, 2013, 2014 and 2015, respectively.

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

In the first quarter of fiscal 2011, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,092,000 gallons of fuel at $1.95 to $2.56 per gallon, excluding shipping, handling and taxes. The options expire on April 30, 2011 and are deemed to be net purchase options which are designated as a cash flow hedge.

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of January 2, 2011:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$(1,360)	$-	$(1,360)	$-
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	62	-	62	-

Fair Value Measurement as of October 3, 2010:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	(1,654)	-	(1,654)	-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the periods ended January 2, 2011.

The pre-tax unrealized gain (loss) associated with the cash flow hedges is as follows (in thousands):

	13 Weeks Ended
	January 2, 2011	December 27, 2009
Unrealized gain (loss) recognized in other comprehensive income	$304	$(94)

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The carrying amount of variable interest debt approximates its fair value. The estimated fair value of the Company's senior notes due at various dates through 2017 (which accounts for 96% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's senior notes and its carrying amount outstanding as of the balance sheet dates is as follows (in thousands):

	January 2, 2011	October 3, 2010
Senior notes - estimated fair value	$129,422	$133,751
Senior notes - carrying amount	107,143	107,143

11. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These various leases expire over the next 11 years and the future minimum lease payments totaling $40,506,000 over this period have been assumed by the other merchants.

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

Harris Teeter has continued with its planned new store development program. Since the end of the first quarter of fiscal 2010, Harris Teeter has opened 9 new stores (one of which replaced an existing store) and closed 2 stores, for a net addition of 7 stores. Harris Teeter operated 201 stores as of the end of the first quarter of fiscal 2011. Much of Harris Teeter's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. During the first quarter of fiscal 2011, Harris Teeter acquired 350,000 square feet of additional distribution capacity that is contiguous to its existing distribution facility in Greensboro, North Carolina. This represents an approximate 22% increase in the square footage of Harris Teeter's existing distribution facilities and was acquired to meet the company's continued growth.

Business conditions improved for A&E's customers in the retail apparel and non-apparel sectors during fiscal 2010 which resulted in increased sales for A&E in fiscal 2010 as compared to fiscal 2009. During the first quarter of fiscal 2011, A&E's customers continued to experience favorable business conditions and A&E realized sales increases over the prior year. As previously disclosed, apparel production in the Americas has declined over the past several years due to the shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, 73% in 2007, 74% in 2008, 78% in 2009 and 78% for the first eleven months in 2010. This has greatly impacted A&E's operations in the Americas. In response to the shifting of apparel sourcing, A&E's strategic plans have included: the expansion of its operations in the Asian markets; the expansion of product lines beyond apparel sewing thread; and, the consolidation of its U.S. manufacturing operations.

A&E's growth in China, India and other Asian markets has been accomplished through additional investments in its wholly owned subsidiaries by way of capital expenditures and through strategic joint ventures. A&E has also expanded its customer base and product line offerings through strategic acquisitions of businesses that produce technical textiles, embroidery thread and other non-apparel yarns. Technical textiles represent non-apparel yarns A&E supplies to its customers in the automotive, telecommunication, wire and cable, paper production and other industries. The sale of non-apparel threads and yarns resulting from these acquisitions has partially offset sales declines in the U.S. resulting from the shifting of apparel manufacturing. A&E continues to expand the manufacturing and distribution of non-apparel products throughout its global operations

During the first quarter of fiscal 2011, A&E increased its ownership interest in Hilos A&E Dominicana, Ltd. from 63% to 100% and sold its 100% ownership interest in its operating subsidiary in South Africa. A&E will continue to participate in the South African market through a licensing arrangement. A&E continues to face increased operating costs and highly competitive pricing in its markets. Management at A&E intends to continue to reduce expenses at its U.S. operations and certain foreign operations, and focus on its strategic plans to become more Asian centric.

Consolidated Overview

The following table sets forth the operating profit components by each of the Company's operating segments and for the holding company ("Corporate") for the 13 weeks ended January 2, 2011 and December 27, 2009. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	January 2, 2011		December 27, 2009
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$1,032,281	93.4	$972,315	93.4	6.2
A&E	73,190	6.6	68,197	6.6	7.3
Total	$1,105,471	100.0	$1,040,512	100.0	6.2

Gross Profit
Harris Teeter	$306,423	27.72	$290,521	27.92	5.5
A&E	17,577	1.59	16,023	1.54	9.7
Total	324,000	29.31	306,544	29.46	5.7

Selling, General and Admin. Expenses
Harris Teeter	261,524	23.66	248,242	23.86	5.4
A&E	12,034	1.09	12,073	1.16	(0.3)
Corporate	2,719	0.24	2,802	0.27	(2.9)
Total	276,277	24.99	263,117	25.29	5.0

Operating Profit (Loss)
Harris Teeter	44,899	4.06	42,279	4.06	6.2
A&E	5,543	0.50	3,950	0.38	40.3
Corporate	(2,719)	(0.24)	(2,802)	(0.27)	(2.9)
Total	47,723	4.32	43,427	4.17	9.9

Net Other (Income) Expense	(14,970)	(1.35)	5,015	0.48	n.a.
Income Tax Expense	24,325	2.20	14,395	1.38	69.0
Net Earnings	38,368	3.47	24,017	2.31	59.8
Less: Net Earnings Attributable to the Noncontrolling Interest	235	0.02	286	0.03	(18.0)
Net Earnings Attributable to Ruddick Corporation	$38,133	3.45	$23,731	2.28	60.7

n.a. - not applicable

As set forth in the table above, the increase in consolidated net sales of $65 million from the first quarter of fiscal 2010 was attributable to sales increases at Harris Teeter and A&E when compared to the prior year. A&E's foreign sales for the first quarter of fiscal 2011 represented 3.7% of the consolidated net sales of the Company compared to 3.6% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase during the first quarter of fiscal 2011 over the prior year period was driven by improved gross profit at both Harris Teeter and A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Selling, general & administrative ("SG&A") expenses as a percent to sales decreased when compared to the prior year period, as a result of the leverage created through sales gains that apply against fixed costs and lower SG&A expenses at Corporate. Refer to the discussion of segment operations under the caption "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Net other (income) expense includes interest expense, interest income and investment gains and losses. During the first quarter of fiscal 2011, the Company sold its interest in a foreign investment company and realized a pre-tax gain of $19.5 million. Net interest expense (interest expense less interest income) decreased by approximately $0.5 million over the prior year period, driven by lower average outstanding debt balances during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010.

The effective consolidated income tax rate for the first quarter of fiscal 2011 was 38.8% as compared to 37.5% in the first quarter of fiscal 2010. The current period rate increased over the prior year as a result of additional foreign taxes paid in connection with the investment gain discussed above and represents the Company's expected annual effective rate for fiscal 2011.

As a result of the items discussed above, consolidated net earnings attributable to the Company for the first quarter of fiscal 2011 increased by $14.4 million, or 60.7%, over the prior year period and earnings per diluted share increased by 59.2% to $0.78 per share in fiscal 2011 from $0.49 per share in fiscal 2010. The $19.5 million pre-tax gain discussed above increased net income by $10.3 million or $0.21 per diluted share.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended January 2, 2011 and December 27, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	January 2, 2011		December 27, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$1,032,281	100.00	$972,315	100.00	6.2
Cost of Sales	725,858	70.32	681,794	70.12	6.5
Gross Profit	306,423	29.68	290,521	29.88	5.5
SG&A Expenses	261,524	25.33	248,242	25.53	5.4
Operating Profit	$44,899	4.35	$42,279	4.35	6.2

Net sales increased by 6.2% in the first quarter of fiscal 2011, as compared to the prior year period. The increase in net sales was attributable to incremental new store sales, an increase in comparable store sales and the shifting of the New Year's holiday resulting from the 53-week year in fiscal 2010. The New Year's holiday sales for fiscal 2011 are recognized in the first quarter of fiscal 2011, whereas the New Year's holiday sales in fiscal 2010 were recognized in the second fiscal quarter; however, comparable store sales are computed with the holiday sales included in both periods. The increase in sales from new stores exceeded the loss of sales from closed stores by $29.3 million for the comparable periods. Comparable store sales (see definition below) increased 2.21% ($21.1 million) in the first quarter of fiscal 2011, as compared to a decrease of 2.37% ($21.7 million) in the first quarter of fiscal 2010. Sales for the first quarter of fiscal 2011 were favorably impacted by $8.5 million due to the shift in the New Year's holiday. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. Harris Teeter has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to their customers. As a result, customer visits and items sold increased in the first quarter of fiscal 2011, while the average basket was slightly down. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 2.22% for the first quarter of fiscal 2011, evidencing a continued growing customer base in those stores. Store brand unit penetration was 23.68 % in the first quarter of fiscal 2011, as compared to 24.28% in the first quarter of fiscal 2010.

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

Gross profit as a percent to sales for the first quarter of fiscal 2011 declined 20 basis points from the prior year period as a result of promotional retail price investments designed to enhance the overall value provided to Harris Teeter's customers. Increased promotional activity which includes lowering the sales price on selected items (price investment) reduced the gross profit margin by 14 basis points between the comparable periods. The LIFO charge for the first quarter of fiscal 2011 was $0.5 million (0.05% of sales), as compared to zero in the first quarter of fiscal 2010.

SG&A expenses for the first quarter of fiscal 2011 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent to sales decreased 20 basis points in the first quarter of fiscal 2011 from the first quarter of fiscal 2010, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2010 and fiscal 2011 accounted for $10.9 million of the $13.3 million increase in total SG&A expenses. Even though store labor and associated benefit costs increased from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 by $4.7 million driven by Harris Teeter's new store growth, there was a 28 basis point reduction in these costs as a percent to sales. Increased costs in advertising and support departments between the first quarter of fiscal 2010 and the first quarter of fiscal 2011 of $2.1 million represented a 6 basis point increase on a percent to sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.9 million (0.18% to sales) for the first quarter of fiscal 2011, as compared to $2.6 million (0.26% to sales) for the first quarter of fiscal 2010. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

As a result of the increased sales and the cost elements described above, operating profit increased 6.2% in the first quarter of fiscal 2011 from the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended January 2, 2011 and December 27, 2009. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	January 2, 2011		December 27, 2009
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$73,190	100.00	$68,197	100.00	7.3
Cost of Sales	55,613	75.99	52,174	76.50	6.6
Gross Profit	17,577	24.01	16,023	23.50	9.7
SG&A Expenses	12,034	16.44	12,073	17.71	(0.3)
Operating Profit (Loss)	$5,543	7.57	$3,950	5.79	40.3

Net sales increased 7.3% in the first quarter of fiscal 2011 as compared to the prior year period. This increase was driven primarily by sales gains between the first quarters of fiscal 2011 and fiscal 2010 for the U.S. and the majority of the foreign operations as a result of improvements in retail sales of apparel and higher sales of automobiles. Foreign sales accounted for approximately 56% of total A&E sales in the first quarter of fiscal 2011, as compared to 55% in the first quarter of fiscal 2010. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. A&E has been successful in supporting its customer base through the geographic shift and management remains committed to its strategic plans that is transforming A&E's business into an Asian centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, in the first quarter of fiscal 2011 increased from the first quarter of fiscal 2010, as a result of the increased sales and cost containment efforts throughout A&E's operations. Cost of sales for A&E's U.S. operations increased by $1.3 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, however, gross profit as a percent to sales for the U.S. operations increased by 9 basis points. Cost of sales for A&E's foreign operations increased by $2.1 million between the comparable periods and gross profit as a percent to sales for A&E's foreign operations increased by 91 basis points. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses decreased 0.3% from the first quarter of fiscal 2010 to the first quarter of fiscal 2011and SG&A expenses as a percent to sales decreased by 127 basis points, primarily as a result of the leverage created through sales gains that apply against fixed costs, a $0.7 million pre-tax gain recognized in the first quarter of fiscal 2011 related to the sale of A&E's operating subsidiary in South Africa as discussed above and increased net profit realized from non-consolidated subsidiaries. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's U.S. operations was relatively flat between fiscal 2010 and fiscal 2011; however, SG&A as a percent to sales decreased by 126 basis points between the comparable periods. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's foreign operations increased by $0.2 million between the comparable periods and as a percent to sales, SG&A decreased by 93 basis points. Profit from non-consolidated subsidiaries increased by $0.3 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, contributing to a 16 basis point reduction in the SG&A margin between the comparable periods.

As a result of the sales and cost elements described above, A&E's operating profit increased by $1.6 million, or 40.3% from the first quarter of fiscal 2010 to the first quarter of fiscal 2011. Management at A&E intends to continue to focus on cost containment and its strategic plans to become more Asian centric. A&E has made good progress in becoming more Asian centric through investments in various non-consolidated subsidiaries that have substantial sales and good operating results. Over 65% of the finished goods produced during the first quarter of fiscal 2011 were manufactured at A&E's Asian facilities, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Outlook

Harris Teeter's operating performance and the Company's strong financial position provides the flexibility to continue with Harris Teeter's store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional six new stores and complete the major remodeling on seven additional stores during the remainder of fiscal 2011. The new store development program for fiscal 2011 is expected to include a total of eight new stores and result in a 4.1% increase in retail square footage as compared to a 6.4% increase in fiscal 2010. New store openings currently scheduled for the remainder of fiscal 2011 are: three in the second quarter; one in the third quarter; and two in the fourth quarter. The decrease in planned new store openings from fiscal 2010 to fiscal 2011 reflects the Company's efforts, as previously initiated and disclosed, to delay new store openings during these challenging economic times. The annual number of new store openings in future years is expected to be similar to current plans for fiscal 2011. Management will continue to evaluate Harris Teeter's capital expenditures during these times of economic uncertainty and will adjust its strategic plan accordingly. In addition, Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter's new store program anticipates the continued expansion of its existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements completed in recent years. In addition, A&E continues to increase its investment in China and India to support the growth opportunities in these countries and to become more Asian centric. Although A&E has benefited from improved business conditions and the cost reduction measures taken in prior years, the economic environment for A&E's customers could worsen in the future. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E's global supply chain. In addition, management intends to continue to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

The Company's management remains cautious in its expectations for the remainder of fiscal 2011 due to the current economic environment and its impact on the Company's customers. Harris Teeter will continue to refine its merchandising strategies to respond to the changing shopping demands and to maintain or increase its customer base. The retail grocery market remains intensely competitive and there is no assurance that the improvements in the textile and apparel industries will continue.

Any operating improvement will be dependent on the Company's ability to: increase Harris Teeter's market share; optimize A&E's operations; offset increased operating costs with additional operating efficiencies; and effectively execute the Company's strategic expansion plans.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company's credit facility. During the 13 weeks ended January 2, 2011, operating activities generated $0.6 million of cash as compared to generating $10.0 million in the comparable period last year. Part of the change from the prior year was due to the fact that the Company elected to make a $30 million contribution to its pension plan during the first quarter of fiscal 2011, whereas the Company's prior year contribution of $22 million was made in the second quarter of fiscal 2010. The effect of the early contribution was offset, in part, by the timing of accruals and related payments associated with normal operations. Investing activities during the 13 weeks ended January 2, 2011 provided net cash of $5.1 million, as compared to utilizing cash of $28.5 million in the comparable prior year period. During the first quarter of fiscal 2011, Harris Teeter generated $22.6 million from the sale of its ownership position in five investment properties along with one owned property and Corporate generated $21.6 million from a sale of its interest in a foreign investment company. Financing activities during the 13 weeks ended January 2, 2011 utilized $29.6 million of cash and included a reduction of $20.0 million under the Company's tem loan and $6.4 million for the payment of dividends.

During the 13 weeks ended January 2, 2011, consolidated capital expenditures totaled $32.9 million. During this period, Harris Teeter's capital expenditures were $31.9 million and A&E's capital expenditures were $1.0 million. During the first quarter of fiscal 2011, Harris Teeter invested an additional $8.6 million in connection with the development of certain of its new stores.

Fiscal 2011 consolidated capital expenditures are expected to total approximately $174 million, consisting of $165 million for Harris Teeter and $9 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2011 as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company's credit facility. The Company's revolving line of credit facility provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company's credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility ("Revolving Credit Facility") in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. During the first quarter of fiscal 2011, a prepayment of $20 million was made on the term loan bringing the outstanding balance down to $80 million. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of January 2, 2011, the Company was in compliance with all financial covenants of the credit agreement and no borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $25.2 million as of January 2, 2011. In addition to the $324.8 million of borrowings available under the Revolving Credit Facility as of January 2, 2011, the Company has the capacity to borrow up to an aggregate amount of $33.7 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of January 2, 2011, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's Revolving Credit Facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Except for the $20 million reduction in the Company's term loan discussed above, there have been no material changes in the scheduled maturities of the Company's contractual obligations as of October 3, 2010, as disclosed in the table under the heading "Contractual Obligations and Commercial Commitments" in the Company's 2010 Annual Report.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These leases expire over the next 11 years, and the future minimum lease payments of approximately $40.5 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $5.7 million for the remainder of fiscal 2011 (22 stores), $7.4 million in fiscal 2012 (21 stores), $6.0 million in fiscal 2013 (17 stores), $5.3 million in fiscal 2014 (14 stores), $4.3 million in fiscal 2015 (10 stores) and $11.8 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $25.2 million at January 2, 2011.

Contributions to the SERP are equal to the benefit payments made during the year. The Company anticipates contributing approximately $924,000 to the SERP for expected future benefit payments during the remainder of fiscal 2011.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2010 Annual Report. There have been no material changes to any of the critical accounting policies contained therein.

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A, "Risk Factors" of the Company's 2010 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Factors that could cause the Company's actual results to differ materially from those anticipated in the forward-looking statements in this report include the following:

•Generally adverse economic and industry conditions, including a decline in consumer demand for apparel products or significant changes in consumer food preferences;

•Changes in the competitive environment for either of the Company's subsidiaries, including increased competition in the Company's primary geographic markets, the entry of new competitors or changes in the strategies of current competitors and consolidation in the retail grocery industry;

•Changes in federal, state or local laws or regulations affecting the manufacturing, distribution or retailing of food and changes in food safety requirements;

•Changes in accounting standards or taxation requirements, including the passage of future tax legislation or any regulatory or judicial position that could have an adverse impact on past, current or future tax benefits;

•Economic (including inflation) or political changes in the regions and countries in which the Company's subsidiaries operate, adverse trade regulations, restrictions or tariffs or changes in import quotas;

•The Company's requirement to impair recorded goodwill or long-lived assets;

•Cost and stability of energy sources;

•Cost and availability of raw materials;

•The Company's ability to pass along product cost increases through increased sales prices;

•Management's ability to predict accurately the adequacy of the Company's present liquidity to meet future requirements;

•Adverse economic conditions in the financial markets, including availability of financing and an increase in costs related to obtaining financing at acceptable rates;

•The Company's ability to successfully integrate the operations of acquired businesses;

•The success of the Company's expansion plans and their effect on store openings, closings and other investments;

•Continued solvency of any third parties on leases the Company has guaranteed;

•Management's ability to predict the required contributions to the pension plans of the Company;

•Changes in labor and employee benefit costs, such as increased health care and other insurance costs;

•Ability to recruit, train and retain effective employees and management in both of the Company's subsidiaries;

•The extent and speed of successful execution of strategic initiatives designed to increase sales and profitability of each of the Company's subsidiaries and the ability to implement new technology; and

•Unexpected outcomes of any legal proceedings arising in the normal course of business of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company's exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding the Company's market risk position from the information provided under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2010 Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of January 2, 2011, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's first quarter of fiscal 2011, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's 2010 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended January 2, 2011.

The following table summarizes the Company's purchases of its common stock during the quarter ended January 2, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2010 to November 7, 2010	0	n.a.	0	2,767,169
November 8, 2010 to December 5, 2010	0	n.a.	0	2,767,169
December 6, 2010 to January 2, 2011	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of January 2, 2011, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended January 2, 2011. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Ruddick Corporation Executive Bonus Insurance Plan, effective as of August 19, 2010.

10.2	Amendment No. 2 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)
Dated: February 9, 2011	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Offier)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1	Ruddick Corporation Executive Bonus Insurance Plan, effective as of August 19, 2010.

10.2	Amendment No. 2 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.