Form 10-Q
period 2011-04-03
RUDDICK CORP
filed 2011-05-12
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of May 4, 2011
Common Stock	49,135,800 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)
	April 3, 2011	October 3, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	$74,311	$73,612
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,657 and $3,473	105,023	99,407
Refundable Income Taxes	1,237	16,767
Inventories	319,816	320,506
Deferred Income Taxes	1,024	2,236
Prepaid Expenses and Other Current Assets	30,921	32,443
Total Current Assets	532,332	544,971
Property, Net	1,076,574	1,067,807
Investments	175,765	174,733
Deferred Income Taxes	1,002	977
Goodwill	515	515
Intangible Assets	20,504	21,434
Other Long-Term Assets	84,618	79,449
Total Assets	$1,891,310	$1,889,886
LIABILITIES AND EQUITY
Current Liabilities
Notes Payable	$8,054	$6,785
Current Portion of Long-Term Debt and Capital Lease Obligations	4,592	12,035
Accounts Payable	232,024	228,748
Deferred Income Taxes	368	159
Accrued Compensation	56,442	64,102
Other Current Liabilities	78,643	90,218
Total Current Liabilities	380,123	402,047
Long-Term Debt and Capital Lease Obligations	286,467	296,131
Deferred Income Taxes	1,836	1,721
Pension Liabilities	152,977	185,445
Other Long-Term Liabilities	113,816	105,619
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 49,136,245 at April 3, 2011 and 48,901,482 at October 3, 2010	99,644	98,285
Retained Earnings	974,106	918,843
Accumulated Other Comprehensive Loss	(123,408)	(124,679)
Total Equity of Ruddick Corporation	950,342	892,449
Noncontrolling Interest	5,749	6,474
Total Equity	956,091	898,923
Total Liabilities and Equity	$1,891,310	$1,889,886

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)
	13 Weeks Ended		26 Weeks Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net Sales	$1,132,773	$1,071,438	$2,238,244	$2,111,950
Cost of Sales	795,260	751,195	1,576,731	1,485,163
Selling, General and Administrative Expenses	283,100	271,411	559,377	534,528
Operating Profit	54,413	48,832	102,136	92,259
Interest Expense	5,163	4,981	9,732	10,014
Interest Income	(82)	(122)	(115)	(139)
Net Investment Loss (Gain)	114	-	(19,392)	(1)
Earnings Before Income Taxes	49,218	43,973	111,911	82,385
Income Tax Expense	19,104	16,336	43,429	30,731
Net Earnings	30,114	27,637	68,482	51,654
Less: Net Earnings Attributable to the Noncontrolling Interest	208	158	443	444
Net Earnings Attributable to Ruddick Corporation	$29,906	$27,479	$68,039	$51,210

Earnings Per Share Attributable to Ruddick Corporation:
Basic	$0.62	$0.57	$1.40	$1.06
Diluted	$0.61	$0.57	$1.39	$1.06

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,481	48,193	48,446	48,144
Diluted	48,818	48,538	48,806	48,516

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)
	Common Stock Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity

Balance at September 27, 2009	48,545,080	$89,878	$830,236	$(108,524)	$811,590	$6,773	$818,363

Comprehensive Income:
Net earnings	-	-	51,210	-	51,210	444	51,654
Unrealized loss on cash flow hedge, net of tax benefits	-	-	-	(331)	(331)	-	(331)
Foreign currency translation adjustment, net of tax benefits	-	-	-	(855)	(855)	(54)	(909)
Total Comprehensive Income					50,024	390	50,414

Dividends ($0.24 a share)	-	-	(11,704)	-	(11,704)	-	(11,704)
Exercise of stock options, including tax benefits of $559	138,134	2,651	-	-	2,651	-	2,651
Share-based compensation	206,684	2,856	-	-	2,856	-	2,856
Shares effectively purchased and retired for withholding taxes	(50,192)	(1,366)	-	-	(1,366)	-	(1,366)
Shares purchased and retired	(55,300)	(1,491)	-	-	(1,491)	-	(1,491)
Acquisition from noncontrolling interest	-	(165)	-	-	(165)	(1,264)	(1,429)
Distributions to noncontrolling interest	-	-	-	-	-	(146)	(146)
Balance at March 28, 2010	48,784,406	$92,363	$869,742	$(109,710)	$852,395	$5,753	$858,148

Balance at October 3, 2010	48,901,482	$98,285	$918,843	$(124,679)	$892,449	$6,474	$898,923

Comprehensive Income:
Net earnings	-	-	68,039	-	68,039	443	68,482
Unrealized gain on cash flow hedge, net of tax	-	-	-	766	766	-	766
Foreign currency translation adjustment, net of tax	-	-	-	505	505	123	628
Total Comprehensive Income					69,310	566	69,876

Dividends ($0.26 a share)	-	-	(12,776)	-	(12,776)	-	(12,776)
Exercise of stock options, including tax benefits of $926	21,745	1,286	-	-	1,286	-	1,286
Share-based compensation	278,783	3,999	-	-	3,999	-	3,999
Shares effectively purchased and retired for withholding taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors Stock Plan	-	3	-	-	3	-	3
Acquisition from noncontrolling interest	-	(1,444)	-	-	(1,444)	(806)	(2,250)
Distributions to noncontrolling interest	-	-	-	-	-	(485)	(485)
Balance at April 3, 2011	49,136,245	$99,644	$974,106	$(123,408)	$950,342	$5,749	$956,091

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	26 Weeks Ended
	April 3, 2011	March 28, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$68,039	$51,210
Non-Cash Items Included in Net Earnings:
Depreciation and Amortization	69,590	66,387
Deferred Income Taxes	(23)	1,305
Net Gain on Sale of Property and Investments	(20,130)	(900)
Share-Based Compensation	3,999	2,856
Other, Net	(5,206)	(3,490)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(6,040)	(12,963)
Inventories	(136)	(9,452)
Prepaid Expenses and Other Current Assets	1,418	3,817
Accounts Payable	3,637	(16,229)
Other Current Liabilities	(1,996)	3,626
Other Long-Term Operating Accounts	(31,485)	6,855
Dividends Received	-	100
Net Cash Provided by Operating Activities	81,667	93,122
INVESTING ACTIVITIES:
Capital Expenditures	(74,109)	(49,000)
Purchase of Other Investments	(14,402)	(9,483)
Proceeds from Sale of Property and Investments	52,303	4,646
Return of Partnership Investments	-	3,364
Investments in COLI, Net of Proceeds from Death Benefits	(1,073)	(85)
Other, Net	(862)	(1,592)
Net Cash Used in Investing Activities	(38,143)	(52,150)
FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	1,678	(18)
Net Payments on Revolver Borrowings	-	(20,700)
Payments on Long-Term Debt and Capital Lease Obligations	(29,291)	(8,735)
Dividends Paid	(12,776)	(11,676)
Proceeds from Stock Issued	360	2,092
Share-Based Compensation Tax Benefits	926	559
Shares Effectively Purchased and Retired for Withholding Taxes	(2,485)	(1,366)
Purchase and Retirement of Common Stock	-	(1,491)
Other, Net	(1,318)	(134)
Net Cash Used in Financing Activities	(42,906)	(41,469)
Increase (Decrease) in Cash and Cash Equivalents	618	(497)
Effect of Foreign Currency Fluctuations on Cash	81	(28)
Cash and Cash Equivalents at Beginning of Period	73,612	37,310
Cash and Cash Equivalents at End of Period	$74,311	$36,785
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$9,798	$9,351
Income Taxes	18,171	25,035
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	12,144	-
Note Received in Connection with Sale of Investments	2,855	-

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Ruddick Corporation (the "Company") is a holding company which, through its wholly-owned subsidiaries, is engaged in two primary businesses: Harris Teeter, Inc. ("Harris Teeter") operates a regional chain of supermarkets in eight states primarily in the southeastern and mid-Atlantic United States, and the District of Columbia; and American & Efird, Inc. ("A&E") manufactures and distributes industrial sewing thread, embroidery thread and technical textiles on a global basis.

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

The Company's Consolidated Condensed Balance Sheet as of October 3, 2010 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 and 26 weeks ended April 3, 2011 are not necessarily indicative of results for a full year.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board issued a new standard that: changed the definition of a variable interest entity ("VIE"); contained new criteria for determining the primary beneficiary of a VIE; required enhanced disclosures to provide more information about a company's involvement in a VIE; and, increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard at the beginning of the fiscal 2011 had no impact on the Company's financial position, results of operations or cash flows.

Reclassifications

To conform with classifications used in the current year, the financial statements for the prior year reflect certain reclassifications.

2. Industry Segment Information

As discussed above, the Company operates primarily in two businesses and evaluates the performance of these two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the 13 and 26 weeks ended April 3, 2011 and March 28, 2010, respectively (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net Sales:
Retail Grocery	$1,050,146	$1,000,651	$2,082,427	$1,972,966
Industrial Thread	82,627	70,787	155,817	138,984
Consolidated	$1,132,773	$1,071,438	$2,238,244	$2,111,950

Operating Profit (Loss):
Retail Grocery	$50,470	$47,121	$95,369	$89,400
Industrial Thread	6,309	3,140	11,852	7,090
Corporate	(2,366)	(1,429)	(5,085)	(4,231)
Consolidated	$54,413	$48,832	$102,136	$92,259

3. Earnings Per Share ("EPS")

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Basic EPS:
Net income attributable to Ruddick Corporation	$29,906	$27,479	$68,039	$51,210
Weighted average common shares outstanding	48,481	48,193	48,446	48,144
Basic EPS	$0.62	$0.57	$1.40	$1.06

	13 Weeks Ended		26 Weeks Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Diluted EPS:
Net income attributable to Ruddick Corporation	$29,906	$27,479	$68,039	$51,210
Weighted average common shares outstanding	48,481	48,193	48,446	48,144
Net potential common share equivalents - stock options	26	85	28	94
Net potential common share equivalents - stock awards	311	260	332	278
Weighted average common shares outstanding - diluted	48,818	48,538	48,806	48,516
Diluted EPS	$0.61	$0.57	$1.39	$1.06
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents - stock options	-	10	-	10
Anti-dilutive common share equivalents - stock awards	-	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 148,000 performance shares for each of the periods ended April 3, 2011 and 140,000 performance shares for each of the periods ended March 28, 2010 were excluded from the computation of diluted shares.

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

	13 Weeks Ended		26 Weeks Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Pension Plan:
Service cost	$697	$419	$1,322	$894
Interest cost	4,467	4,791	9,081	9,262
Expected return on plan assets	(5,416)	(4,818)	(10,880)	(9,283)
Amortization of prior service cost	22	34	43	66
Recognized net actuarial loss	2,997	2,470	6,314	4,722
Net periodic pension expense	$2,767	$2,896	$5,880	$5,661

SERP:
Service cost	$204	$188	$407	$377
Interest cost	488	550	977	1,100
Amortization of prior service cost	62	62	124	124
Recognized net actuarial loss	380	344	760	688
Net periodic pension expense	$1,134	$1,144	$2,268	$2,289

Expense related to the Savings Plan amounted to $4,793,000 and $5,418,000 for the 13 weeks and $10,517,000 and $10,259,000 for the 26 weeks ended April 3, 2011 and March 28, 2010, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2010 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on the actuarial calculations, the Company was not required to make a contribution to the Pension Plan in fiscal 2011; however, the Company has elected to contribute a total of $50 million for fiscal 2011, of which $40 million was made during the 26 weeks ended April 3, 2011 and $10 million was made subsequent to the end of the second quarter of fiscal 2011.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $616,000 during the 26 weeks ended April 3, 2011, and anticipates contributing approximately $616,000 more for expected future benefit payments during the remainder of fiscal 2011.

5. Equity Incentive Plans

The Company maintains various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. In February 2011 the Company's shareholders approved the Ruddick Corporation 2011 Incentive Compensation Plan which replaced the prior stock option and award plans and authorizes the issuance of 2.6 million shares of common stock pursuant thereto. Since 2004, the Company's Board of Directors have approved stock awards in lieu of stock options.

A summary of the status of the Company's stock awards as of April 3, 2011 and March 28, 2010, changes during the 26-week periods ending on those dates and the weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	April 3, 2011		March 28, 2010
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	706	$28.52	667	$29.02
Granted	298	38.44	272	26.68
Vested	(190)	28.29	(167)	28.02
Forfeited	(11)	30.32	(62)	27.19
Non-vested at end of period	803	32.23	710	28.52

The total fair value of stock awards vested during the 26 weeks ended April 3, 2011 and March 28, 2010 was $5,388,000 and $4,545,000, respectively.

The stock awards are being expensed over the employees' five-year requisite service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $2,121,000 and $1,564,000 for the 13 weeks and $3,999,000 and $2,856,000 for the 26 weeks ended April 3, 2011 and March 28, 2010, respectively. Unamortized expense related to these awards as of April 3, 2011 amounted to $15,140,000 and have a weighted average recognition period of 2.13 years.

A summary of the status of the Company's stock option plans as of April 3, 2011 and March 28, 2010, changes during the 26-week periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	April 3, 2011		March 28, 2010
	Shares	Price	Shares	Price
Outstanding at beginning of period	104	$17.86	373	$16.49
Exercised	(21)	16.57	(144)	15.72
Outstanding at end of period	83	18.19	229	16.98
Options exercisable at end of period	83	18.19	229	16.98

As of April 3, 2011, all outstanding stock options were exercisable and the price per share ranged from $14.39 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of April 3, 2011 and March 28, 2010, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	April 3, 2011	March 28, 2010
Intrinsic value of options outstanding and exercisable at end of period	$1,720	$3,416
Intrinsic value of stock options exercised during the 26-week period	455	1,800

There were no stock options granted or compensation costs related to stock options during the first six months of fiscal 2011 or 2010.

6. Inventory

The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	April 3, 2011	October 3, 2010
Finished Goods	$292,850	$294,605
Raw Materials and Supplies	21,352	20,038
Work in Process	5,614	5,863
Total Inventories	$319,816	$320,506

7. Goodwill

Goodwill is recorded by A&E. A fair value-based impairment test of the net book value of goodwill is performed annually or at an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual review was conducted in the first quarter of fiscal 2011, resulting in no goodwill impairment charge being required.

8. Intangible Assets

The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	April 3, 2011	October 3, 2010
Acquired favorable operating leases and scripts	$18,271	$18,170
Customer lists	5,115	5,455
Land use rights - foreign operations	4,573	4,511
Non-compete agreements	597	597
Trademarks, licenses and other	2,493	2,554
Total intangible assets	31,049	31,287
Accumulated amortization	(10,545)	(9,853)
Total intangible assets, net of accumulated amortization	$20,504	$21,434

Acquired favorable operating leases and scripts are recorded at Harris Teeter. All other intangible assets are recorded by A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $496,000 and $597,000 for the 13 weeks and $976,000 and $1,204,000 for the 26 weeks ended April 3, 2011 and March 28, 2010, respectively. Intangible assets have remaining useful lives from 1 year to 45 years. Projected amortization expense for intangible assets existing as of April 3, 2011 is: $983,000 for the remainder of fiscal 2011 and $1,805,000, $1,710,000, $1,589,000 and $1,398,000 for fiscal years 2012, 2013, 2014 and 2015, respectively.

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

In the second quarter of fiscal 2011, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,344,000 gallons of fuel at $2.43 to $2.80 per gallon, excluding shipping, handling and taxes. The options expire on November 30, 2011 and are deemed to be net purchase options which are designated as a cash flow hedge.

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at April 3, 2011:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$(1,126)	$-	$(1,126)	$-
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	802	-	802	-

Fair Value Measurement at October 3, 2010:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	(1,654)	-	(1,654)	-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the periods ended April 3, 2011.

The pre-tax unrealized gain (loss) associated with the cash flow hedges is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Unrealized gain (loss) recognized in other comprehensive income	$952	$(443)	$1,256	$(537)

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt approximates its carrying amount. The estimated fair value of the Company's senior notes due at various dates through 2017 (which accounts for 96% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's senior notes and its carrying amount outstanding as of the balance sheet dates is as follows (in thousands):

	April 3, 2011	October 3, 2010
Senior notes - estimated fair value	$120,728	$133,751
Senior notes - carrying amount	100,000	107,143

11. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These various leases expire over the next 9 years and the future minimum lease payments totaling $38,617,000 over this period have been assumed by the other sub-tenants.

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

The economic environment over the past few years has motivated changes in the consumption habits of the retail consumer which has impacted the financial results of both operating subsidiaries. Unprecedented economic uncertainty, tumultuous market conditions and a decreasing level of consumer confidence has created a more cautious consumer and increased the competitive environment in Harris Teeter's primary markets. Harris Teeter competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as "neighborhood or supercenters" and "club and warehouse stores," specialty supermarkets and drug stores. Generally, Harris Teeter's markets continue to experience new store opening activity and increased feature pricing or everyday low prices by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service.

Harris Teeter has continued with its planned new store development program. Since the end of the second quarter of fiscal 2010, Harris Teeter has opened eight new stores (one of which replaced an existing store) and closed one store, for a net addition of seven stores. Harris Teeter operated 202 stores as of the end of the second quarter of fiscal 2011. Much of Harris Teeter's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. During the first quarter of fiscal 2011, Harris Teeter acquired 350,000 square feet of additional distribution capacity that is contiguous to its existing distribution facility in Greensboro, North Carolina. This represents an approximate 22% increase in the square footage of Harris Teeter's existing distribution facilities and was acquired to meet the company's continued growth.

Business conditions improved for A&E's customers in the retail apparel and non-apparel sectors which resulted in increased sales for A&E during fiscal 2011 as compared to fiscal 2010. During the first half of fiscal 2011, A&E's customers continued to experience favorable business conditions and A&E realized sales increases over the prior year. As previously disclosed, apparel production in the Americas has declined over the past several years due to the shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, 73% in 2007, 74% in 2008, 78% in 2009, 78% in 2010 and 78% for the first two months in 2011. This has greatly impacted A&E's operations in the Americas. In response to the shifting of apparel sourcing, A&E's strategic plans have included: the expansion of its operations in the Asian markets; the expansion of product lines beyond apparel sewing thread; and, the consolidation of its U.S. manufacturing operations.

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

During the first quarter of fiscal 2011, A&E increased its ownership interest in Hilos A&E Dominicana, Ltd. from 63% to 100% and sold its 100% ownership interest in its operating subsidiary in South Africa. A&E will continue to participate in the South African market through a licensing arrangement. A&E continues to face increased operating costs and highly competitive pricing in its markets. Management at A&E intends to continue to minimize expenses at its U.S. operations and certain foreign operations, and focus on its strategic plans to become more Asian centric.

Quarterly Results

Consolidated

The following table sets forth the operating profit components by each of the Company's business segments and for the holding company ("Corporate") for the 13 weeks ended April 3, 2011 and March 28, 2010. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	April 3, 2011		March 28, 2010
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$1,050,146	92.7	$1,000,651	93.4	4.9
American & Efird	82,627	7.3	70,787	6.6	16.7
Total	$1,132,773	100.0	$1,071,438	100.0	5.7

Gross Profit
Harris Teeter	$317,076	27.99	$303,572	28.33	4.4
American & Efird	20,437	1.81	16,671	1.56	22.6
Total	337,513	29.80	320,243	29.89	5.4

Selling, General and Admin. Expenses
Harris Teeter	266,606	23.53	256,451	23.94	4.0
American & Efird	14,128	1.25	13,531	1.26	4.4
Corporate	2,366	0.21	1,429	0.13	65.5
Total	283,100	24.99	271,411	25.33	4.3

Operating Profit (Loss)
Harris Teeter	50,470	4.46	47,121	4.40	7.1
American & Efird	6,309	0.56	3,140	0.29	100.9
Corporate	(2,366)	(0.21)	(1,429)	(0.13)	65.5
Total	54,413	4.81	48,832	4.56	11.4

Other Expense, net	5,195	0.46	4,859	0.45	6.9
Income Tax Expense	19,104	1.69	16,336	1.53	16.9
Net Earnings	30,114	2.66	27,637	2.58	9.0
Less: Net Earnings of Noncontrolling Interest	208	0.02	158	0.02	31.4
Net Earnings of Ruddick Corporation	$29,906	2.64	$27,479	2.56	8.8

As set forth in the table above, the increase in consolidated net sales of $61 million from the second quarter of fiscal 2010 was attributable to sales increases at both Harris Teeter and A&E when compared to the prior year. A&E's foreign sales for the second quarter of fiscal 2011 represented 4.0% of the consolidated net sales of the Company compared to 3.5% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase during the second quarter of fiscal 2011 over the prior year period was driven by improved gross profit at both Harris Teeter and A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Selling, general & administrative ("SG&A") expenses as a percent to sales decreased when compared to the prior year period, primarily as a result of the leverage created through sales gains that apply against fixed costs. The decrease was offset, in part, by increased SG&A expenses at Corporate due to increased costs associated with the corporate aircraft. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income and investment gains and losses. Net interest expense (interest expense less interest income) increased by $0.2 million over the prior year period as a result of increased interest associated with capital leases. Increased interest associated with leases was offset, in part, by lower interest on debt borrowings due to lower average outstanding borrowings in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010.

The effective consolidated income tax rate for the second quarter of fiscal 2011 was 38.8%, as compared to 37.1% in the prior year period. The effective tax rate for the second quarter of fiscal 2011 increased over the second quarter of fiscal 2010 primarily as a result of additional foreign taxes paid in connection with gains realized in the first quarter of fiscal 2011 on the sale of the Company’s interest in a foreign investment company, as previously disclosed. The current period rate represents the Company's expected annual effective rate for fiscal 2011.

As a result of the items discussed above, consolidated net income attributable to the Company for the second quarter of fiscal 2011 increased by $2.4 million, or 8.8%, over the prior year period and earnings per diluted share increased by 7.0% to $0.61 per share in fiscal 2011 from $0.57 per share in fiscal 2010.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for Harris Teeter, the Company's supermarket subsidiary, for the 13 weeks ended April 3, 2011 and March 28, 2010. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 3, 2011		March 28, 2010
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$1,050,146	100.00	$1,000,651	100.00	4.9
Cost of Sales	733,070	69.81	697,079	69.66	5.2
Gross Profit	317,076	30.19	303,572	30.34	4.4
SG&A Expenses	266,606	25.38	256,451	25.63	4.0
Operating Profit	$50,470	4.81	$47,121	4.71	7.1

Net sales increased by 4.9% in the second quarter of fiscal 2011, as compared to the prior year period. The increase in net sales was attributable to incremental new store sales and an increase in comparable store sales. The increase in sales from new stores exceeded the loss of sales from closed stores by $30.5 million for the comparable periods. Comparable store sales (see definition below) increased 1.42% ($14.1 million) in the second quarter of fiscal 2011, as compared to a decrease of 1.33% ($12.5 million) in the second quarter of fiscal 2010. The 2011 Easter holiday sales will be reported in the third quarter of fiscal 2011 and the 2010 Easter holiday sales were reported in the third quarter of fiscal 2010; however, the 2010 Easter holiday sales are included in the second quarter of fiscal 2010 when computing comparable store sales because of a shift of one week caused by the 53-week year in fiscal 2010. Management estimated that the Easter holiday shift negatively impacted the fiscal 2011 comparable store sales calculation by approximately 68 basis points. In addition, comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. Based on an increase in sales of Harris Teeter's premium and specialty products and certain discretionary items during the second quarter of fiscal 2011, management believes that consumer confidence may have rebounded to some degree. During the second quarter of fiscal 2011, customer visits increased, while the average basket and number of items sold were slightly down. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.74% for the second quarter of fiscal 2011, evidencing a continued growing customer base in those stores. Store brand penetration based on units sold was 24.48% in the second quarter of fiscal 2011, as compared to 23.21% in the second quarter of fiscal 2010.

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

Gross profit as a percent to sales for the second quarter of fiscal 2011 declined 15 basis points from the prior year period. The decrease was primarily due to an increased LIFO charge recorded in fiscal 2011. The LIFO charge for the second quarter of fiscal 2011 was $4.8 million (0.46% of sales), as compared to zero in the second quarter of fiscal 2010. Increased vendor participation in promotion along with continued cost control initiatives in the area of waste and distribution and Harris Teeter's ability to pass along cost increases created by rising commodity prices offset this decrease in the gross profit margin by 31 basis points between the comparable periods.

SG&A expenses for the second quarter of fiscal 2011 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, healthcare expense, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent to sales decreased 25 basis points in the second quarter of fiscal 2011 from the second quarter of fiscal 2010, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and other cost control initiatives that more than offset cost increases in healthcare, debit and credit card fees and remodel expense. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2010 and fiscal 2011 amounted to $10.8 million, which exceeded the $10.2 million increase in total SG&A expenses. Even though store labor and associated benefit costs increased from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 by $5.0 million driven by Harris Teeter's new store growth, there was an 11 basis point reduction in these costs as a percent to sales. Advertising and support department costs remained relatively flat between the second quarter of fiscal 2010 and the second quarter of fiscal 2011; however, these costs represented a 15 basis point decrease on a percent to sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.9 million (0.18% to sales) for the second quarter of fiscal 2011, as compared to $2.2 million (0.22% to sales) for the second quarter of fiscal 2010. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

As a result of the increased sales and cost elements described above, operating profit increased 7.1% in the second quarter of fiscal 2011 from the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for A&E, the Company's textile subsidiary, for the 13 weeks ended April 3, 2011 and March 28, 2010. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 3, 2011		March 28, 2010
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$82,627	100.00	$70,787	100.00	16.7
Cost of Sales	62,190	75.27	54,116	76.45	14.9
Gross Profit	20,437	24.73	16,671	23.55	22.6
SG&A Expenses	14,128	17.10	13,531	19.11	4.4
Operating Profit	$6,309	7.63	$3,140	4.44	100.9

Net sales increased 16.7% in the second quarter of fiscal 2011 as compared to the prior year period. This increase was driven primarily by sales gains between the second quarters of fiscal 2011 and fiscal 2010 for the U.S. and the majority of the foreign operations as a result of improvements in retail sales of apparel and higher sales of automobiles. Foreign sales accounted for approximately 55% of total A&E sales in the second quarter of fiscal 2011, as compared to 53% in the second quarter of fiscal 2010. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. A&E has been successful in supporting its customer base through the geographic shift and management remains committed to its strategic plans that is transforming A&E's business into an Asian centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, in the second quarter of fiscal 2011 increased from the second quarter of fiscal 2010, as a result of the increased sales and cost containment efforts throughout A&E's operations. Cost of sales for A&E's U.S. operations increased by $3.3 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011, resulting in a 29 basis point reduction in gross profit as a percent to sales for the U.S. operations. Cost of sales for A&E's foreign operations increased by $4.8 million between the comparable periods; however, gross profit as a percent to sales for A&E's foreign operations increased by 258 basis points as a result of improved operating schedules and cost containment efforts. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses increased 4.4% from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 and SG&A expenses as a percent to sales decreased by 201 basis points, primarily as a result of the leverage created through sales gains that apply against fixed costs and increased net profit realized from non-consolidated subsidiaries. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's U.S. operations increased by $0.8 million between fiscal 2010 and fiscal 2011; however, SG&A as a percent to sales decreased by 72 basis points between the comparable periods. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's foreign operations increased by $0.3 million between the comparable periods and as a percent to sales, SG&A decreased by 249 basis points. Profit from non-consolidated subsidiaries increased by $0.5 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011, contributing to a 25 basis point reduction in the SG&A margin between the comparable periods.

As a result of the sales and cost elements described above, operating profit increased $3.2 million, or 100.9% from the second quarter of fiscal 2010 to the second quarter of fiscal 2011. Management at A&E will continue focusing on cost containment and its strategic plans to become more Asian centric. A&E has made good progress in becoming more Asian centric through investments in various non-consolidated subsidiaries that have substantial sales and good operating results. Over 65% of the finished goods produced during the second quarter of fiscal 2011 were manufactured at A&E's Asian facilities, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Year-To-Date Results

Consolidated

The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 26 weeks ended April 3, 2011 and March 28, 2010. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	April 3, 2011		March 28, 2010
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$2,082,427	93.0	$1,972,966	93.4	5.5
American & Efird	155,817	7.0	138,984	6.6	12.1
Total	$2,238,244	100.0	$2,111,950	100.0	6.0

Gross Profit
Harris Teeter	$623,499	27.86	$594,093	28.13	4.9
American & Efird	38,014	1.70	32,694	1.55	16.3
Total	661,513	29.56	626,787	29.68	5.5

Selling, General and Admin. Expenses
Harris Teeter	528,130	23.60	504,693	23.90	4.6
American & Efird	26,162	1.17	25,604	1.21	2.2
Corporate	5,085	0.23	4,231	0.20	20.2
Total	559,377	25.00	534,528	25.31	4.6

Operating Profit (Loss)
Harris Teeter	95,369	4.26	89,400	4.23	6.7
American & Efird	11,852	0.53	7,090	0.34	67.2
Corporate	(5,085)	(0.23)	(4,231)	(0.20)	20.2
Total	102,136	4.56	92,259	4.37	10.7

Other (Income) Expense, net	(9,775)	(0.44)	9,874	0.47	n.a.
Income Tax Expense	43,429	1.94	30,731	1.46	41.3
Net Earnings	68,482	3.06	51,654	2.44	32.6
Less: Net Earnings of Noncontrolling Interest	443	0.02	444	0.02	(0.5)
Net Earnings of Ruddick Corporation	$68,039	3.04	$51,210	2.42	32.9

As set forth in the table above, the increase in consolidated net sales of $126 million from the first half of fiscal 2010 was attributable to sales increases at both Harris Teeter and A&E when compared to the prior year. A&E's foreign sales for the 26 weeks ended April 3, 2011, represented 3.8% of the consolidated net sales of the Company compared to 3.6% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase during the first half of fiscal 2011 over the prior year period was driven by improved gross profit at both Harris Teeter and A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

SG&A expenses increased for the first half of fiscal 2011 over the prior year; however, SG&A expenses as a percent to sales decreased in the comparative periods. The SG&A margin decreased primarily as a result of the leverage created through sales gains that apply against fixed costs. The increase in Corporate SG&A expenses was due, in part, to increased costs associated with certain benefit programs and increased expenses associated with the corporate aircraft. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Other (income) expense, net includes interest expense, interest income and investment gains and losses. As previously disclosed, the Company sold its interest in a foreign investment company in the first quarter of fiscal 2011 and realized a pre-tax gain of $19.5 million. Net interest expense (interest expense less interest income) decreased by $0.3 million over the prior year period as a result of lower interest on debt borrowings due to lower average outstanding borrowings in the first half of fiscal 2011, as compared to the first half of fiscal 2010. The reduction in interest expense on debt borrowings was offset, in part, by increased interest associated with capital leases.

The effective consolidated income tax rate for the 26 weeks ended April 3, 2011 was 38.8% as compared to 37.3% in the prior year period. The current period rate increased over the prior year as a result of additional foreign taxes paid in connection with the investment gain discussed above and represents the Company's expected annual effective rate for fiscal 2011.

As a result of the items discussed above, consolidated net income for the 26 weeks ended April 3, 2011 increased by $16.8 million, or 32.9%, over the prior year period and earnings per diluted share increased by 31.1% to $1.39 per share in fiscal 2011 from $1.06 per share in fiscal 2010.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for Harris Teeter, the Company's supermarket subsidiary, for the 26 weeks ended April 3, 2011 and March 28, 2010. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 3, 2011		March 28, 2010
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$2,082,427	100.00	$1,972,966	100.00	5.5
Cost of Sales	1,458,928	70.06	1,378,873	69.89	5.8
Gross Profit	623,499	29.94	594,093	30.11	4.9
SG&A Expenses	528,130	25.36	504,693	25.58	4.6
Operating Profit	$95,369	4.58	$89,400	4.53	6.7

Net sales increased by 5.5% for the 26 weeks of fiscal 2011, as compared to the prior year period. The increase in net sales was attributable to incremental new store sales and an increase in comparable store sales. The increase in sales from new stores exceeded the loss of sales from closed stores by $59.7 million for the comparable periods. Comparable store sales, as previously defined, increased 1.81% ($35.3 million) for the 26 weeks ended April 3, 2011, as compared to a decrease of 1.85% ($34.2 million) for the 26 weeks ended March 28, 2010. The 2011 Easter holiday sales will be reported in the third quarter of fiscal 2011 and the 2010 Easter holiday sales were reported in the third quarter of fiscal 2010; however, the 2010 Easter holiday sales are included in the 26-week period of fiscal 2010 when computing comparable store sales because of a shift of one week caused by the 53-week year in fiscal 2010. Management estimated that the Easter holiday shift negatively impacted the fiscal 2011 comparable store sales calculation for the 26-week period by approximately 35 basis points. In addition, comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. Based on an increase in sales of Harris Teeter's premium and specialty products and certain discretionary items, it appears that consumer confidence may have rebounded to some degree. During the first half of fiscal 2011, customer visits increased, while the average basket and number of items sold were slightly down. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.98% for the first half of fiscal 2011, evidencing a continued growing customer base in those stores. Store brand penetration based on units sold was 24.08% in the first half of fiscal 2011, as compared to 23.73% in the first half of fiscal 2010.

Gross profit as a percent to sales for the first half of fiscal 2011 declined 17 basis points from the prior year period. The decrease was primarily due to an increased LIFO charge recorded in fiscal 2011. The LIFO charge for the first half of fiscal 2011 was $5.3 million (0.26% of sales), as compared to zero in the first half of fiscal 2010. Increased vendor participation in promotion along with continued cost control initiatives in the area of waste and distribution and Harris Teeter's ability to pass along cost increases created by rising commodity prices offset this decrease in the gross profit margin by 9 basis points between the comparable periods.

SG&A expenses for the first half of fiscal 2011 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, healthcare expense, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent to sales decreased 22 basis points in the first half of fiscal 2011 from the comparable period of fiscal 2010, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and other cost control initiatives that more than offset cost increases in healthcare, debit and credit card fees and remodel expense. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2010 and fiscal 2011 totaled $21.7 million, which represents 93% of the $23.4 million increase in total SG&A expenses. Even though store labor and associated benefit costs increased from the first half of fiscal 2010 to the first half of fiscal 2011 by $9.7 million driven by Harris Teeter's new store growth, there was a 19 basis point reduction in these costs as a percent to sales. Advertising and support department costs increased by $2.0 million between the first half of fiscal 2010 and the first half of fiscal 2011; however, these costs represented a 4 basis point decrease on a percent to sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $3.9 million (0.18% to sales) for the 26 weeks ended April 3, 2011, as compared to $4.8 million (0.24% to sales) for the 26 weeks ended March 28, 2010. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

As a result of the increased sales and cost elements described above, operating profit increased 6.7% in the first half of fiscal 2011 from the first half of fiscal 2010. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for A&E, the Company's textile subsidiary, for the 26 weeks ended April 3, 2011 and March 28, 2010. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	April 3, 2011		March 28, 2010
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$155,817	100.00	$138,984	100.00	12.1
Cost of Sales	117,803	75.60	106,290	76.48	10.8
Gross Profit	38,014	24.40	32,694	23.52	16.3
SG&A Expenses	26,162	16.79	25,604	18.42	2.2
Operating Profit	$11,852	7.61	$7,090	5.10	67.2

Net sales increased 12.1% for the 26 weeks ended April 3, 2011, as compared to the prior year period. This increase was driven primarily by sales gains between the comparable 26 week periods of fiscal 2011 and fiscal 2010 for the U.S. and the majority of foreign operations driven by improvements in retail sales of apparel and automobiles. Foreign sales accounted for approximately 55% of total A&E sales for the 26-week period ended April 3, 2011, as compared to 54% for the 26-week period ended March 28, 2010. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E's business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales in the first half of fiscal 2011 increased from the first half of fiscal 2010, as a result of the increased sales and cost containment efforts throughout A&E's operations. Cost of sales for A&E's U.S. operations increased by $4.5 million from the first half of fiscal 2010 to the first half of fiscal 2011, resulting in a 10 basis point reduction in gross profit as a percent to sales for the U.S. operations. Cost of sales for A&E's foreign operations increased by $7.0 million between the comparable periods; however, gross profit as a percent to sales for A&E's foreign operations increased by 176 basis points as a result of improved operating schedules and cost containment efforts. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses increased 2.2% from the first half of fiscal 2010 to the first half of fiscal 2011and SG&A expenses as a percent to sales decreased by 163 basis points, primarily as a result of the leverage created through sales gains that apply against fixed costs and increased net profit realized from non-consolidated subsidiaries. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's U.S. operations increased by $0.8 million between the first half of fiscal 2010 and the first half of fiscal 2011; however, SG&A as a percent to sales decreased by 96 basis points between the comparable periods. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's foreign operations increased by $0.5 million between the comparable periods and as a percent to sales, SG&A decreased by 175 basis points. Profit from non-consolidated subsidiaries increased by $0.7 million from the first half of fiscal 2010 to the first half of fiscal 2011, contributing to a 19 basis point reduction in the SG&A margin between the comparable periods.

As a result of the sales and cost elements described above, operating profit increased $4.8 million, or 67.2% from the first half of fiscal 2010 to the first half of fiscal 2011. Management at A&E will continue focusing on cost containment and its strategic plans to become more Asian centric. A&E has made good progress in becoming more Asian centric through investments in various non-consolidated subsidiaries that have substantial sales and good operating results. Over 65% of the finished goods produced during the first half of fiscal 2011 were manufactured at A&E's Asian facilities, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Outlook

Harris Teeter's operating performance and the Company's strong financial position provides the flexibility to continue with Harris Teeter's store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open an additional four new stores and complete the major remodeling on six additional stores during the remainder of fiscal 2011. The new store development program for fiscal 2011 is expected to include a total of eight new stores and result in a 4.1% increase in retail square footage as compared to a 6.4% increase in fiscal 2010. New store openings currently scheduled for the remainder of fiscal 2011 are: two in the third quarter; and two in the fourth quarter. The decrease in planned new store openings from fiscal 2010 to fiscal 2011 reflects the Company's efforts, as previously initiated and disclosed, to delay new store openings during these challenging economic times. The annual number of new store openings in future years is expected to be similar to current plans for fiscal 2011. Management will continue to evaluate Harris Teeter's capital expenditures during these times of economic uncertainty and will adjust its strategic plan accordingly. In addition, Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

A&E has been able to diversify its customer base, product mix and geographical locations through acquisitions and joint venture agreements. In addition, A&E continues to increase its investment in China and India to support the growth opportunities in these countries and to become more Asian centric. Although A&E has benefited from improved business conditions and the cost reduction measures taken in prior years, the economic environment for A&E's customers could worsen in the future. A&E management continues to focus on providing best-in-class service to its customers and expanding its product lines throughout A&E's global supply chain. In addition, management intends to continue to evaluate its structure to best position A&E to take advantage of opportunities available through its enhanced international operations.

The Company's management remains cautious in its expectations for the remainder of fiscal 2011 due to the current economic environment and its impact on the Company's customers. Harris Teeter will continue to refine its merchandising strategies to respond to the changing shopping demands and to maintain or increase its customer base. The retail grocery market remains intensely competitive and there is no assurance that the improvements in the textile and apparel industries will continue. Any operating improvement will be dependent on the Company's ability to: increase Harris Teeter's market share; pass along product cost increases; optimize A&E's operations; offset increased operating costs with additional operating efficiencies; and effectively execute the Company's strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned operating subsidiaries, Harris Teeter and A&E, is engaged in the primary businesses of retail grocery and the manufacturing and distribution of industrial thread, technical textiles and embroidery thread, respectively. The Company has no material independent operations, nor material assets, other than the investments in its operating subsidiaries, as well as certain property and equipment, cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to its subsidiaries and is dependent upon the earnings and associated cash flows from its operating subsidiaries.

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company's credit facility. During the 26 weeks ended April 3, 2011, operating activities generated $81.7 million of cash as compared to generating $93.1 million in the comparable period last year. The Company elected to increase its contribution to the pension plan from $22 million in the first half of fiscal 2010 to $40 million in the first half of fiscal 2011, resulting in an $18 million decrease in cash provided by operating activities. The effect of the increased contribution was offset, in part, by improved earnings and the timing of accruals and related payments associated with normal operations. Investing activities during the 26 weeks ended April 3, 2011 required net cash of $38.1 million, down $14.0 million from the comparable prior year period. An increase in capital expenditures of $25.1 million during the first half of fiscal 2011 was offset by Harris Teeter's sale of its ownership position in five investment properties along with one owned property which generated $22.6 million of cash and Corporate's sale of a foreign investment which generated $21.6 million of cash. Financing activities during the 26 weeks ended April 3, 2011 utilized $42.9 million of cash and included a reduction of $20.0 million under the Company's term loan and $12.8 million for the payment of dividends.

During the 26 weeks ended April 3, 2011, capital expenditures totaled $74.1 million, comprised of $71.6 million for Harris Teeter and $2.5 million for A&E. In addition to the $22.6 million Harris Teeter received for the sale of property discussed above, the company generated an additional $5.9 million from other property sales and invested an additional $14.4 million in connection with the development of certain of its new stores.

Fiscal 2011 consolidated capital expenditures are expected to total approximately $173 million, consisting of $165 million for Harris Teeter and $8 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets in fiscal 2011 as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company's credit facility. The Company's revolving line of credit facility provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company's credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility ("Revolving Credit Facility") in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012. The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two one-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of April 3, 2011, the Company was in compliance with all financial covenants of the credit agreement and no borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $24.9 million as of April 3, 2011. In addition to the $325.1 million of borrowings available under the Revolving Credit Facility as of April 3, 2011, the Company has the ability to borrow up to an aggregate amount of $33.7 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate various financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of April 3, 2011, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeds the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's Revolving Credit Facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

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

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These leases expire over the next 9 years, and the future minimum lease payments of approximately $38.6 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $3.8 million for the remainder of fiscal 2011 (22 stores), $7.4 million in fiscal 2012 (21 stores), $6.0 million in fiscal 2013 (17 stores), $5.3 million in fiscal 2014 (14 stores), $4.3 million in fiscal 2015 (10 stores) and $11.8 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $24.9 million at April 3, 2011.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of April 3, 2011, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the

Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's second quarter of fiscal 2011, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended April 3, 2011.

The following table summarizes the Company's purchases of its common stock during the quarter ended April 3, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2011 to February 6, 2011	0	n.a.	0	2,767,169
February 7, 2011 to March 6, 2011	0	n.a.	0	2,767,169
March 7, 2017 to April 3, 2011	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of April 3, 2011, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended April 3, 2011. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Ruddick Corporation 2011 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 18, 2011 (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: May 12, 2011	By:	/s/ JOHN B. WOODLIEF

John B. Woodlief, Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1	Ruddick Corporation 2011 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 18, 2011 (Commission File No. 1-6905).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.