Form 10-Q
period 2011-06-27
RUDDICK CORP
filed 2011-08-05
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of July 29, 2011
Common Stock	49,144,694 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)
(unaudited)

	July 3, 2011	October 3, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	$124,208	$73,612
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,528 and $3,473	112,979	99,407
Refundable Income Taxes	9,287	16,767
Inventories	327,029	320,506
Deferred Income Taxes	1,509	2,236
Prepaid Expenses and Other Current Assets	32,348	32,443
Total Current Assets	607,360	544,971
Property, Net	1,069,334	1,067,807
Investments	179,424	174,733
Deferred Income Taxes	992	977
Goodwill	515	515
Intangible Assets	20,041	21,434
Other Long-Term Assets	85,015	79,449
Total Assets	$1,962,681	$1,889,886
LIABILITIES AND EQUITY
Current Liabilities
Notes Payable	$7,021	$6,785
Current Portion of Long-Term Debt and Capital Lease Obligations	4,664	12,035
Accounts Payable	251,484	228,748
Deferred Income Taxes	17	159
Accrued Compensation	59,792	64,102
Other Current Liabilities	87,141	90,218
Total Current Liabilities	410,119	402,047
Long-Term Debt and Capital Lease Obligations	285,648	296,131
Deferred Income Taxes	19,321	1,721
Pension Liabilities	146,441	185,445
Other Long-Term Liabilities	116,503	105,619
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 49,144,694 at July 3, 2011 and 48,901,482 at October 3, 2010	102,017	98,285
Retained Earnings	999,815	918,843
Accumulated Other Comprehensive Loss	(123,177)	(124,679)
Total Equity of Ruddick Corporation	978,655	892,449
Noncontrolling Interest	5,994	6,474
Total Equity	984,649	898,923
Total Liabilities and Equity	$1,962,681	$1,889,886

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net Sales	$1,187,727	$1,098,572	$3,425,971	$3,210,522
Cost of Sales	839,436	774,839	2,416,167	2,260,002
Selling, General and Administrative Expenses	291,742	273,995	851,119	808,523
Operating Profit	56,549	49,738	158,685	141,997
Interest Expense	4,945	5,016	14,677	15,030
Interest Income	(85)	(19)	(200)	(158)
Net Investment Gain	-	(309)	(19,392)	(310)
Earnings Before Income Taxes	51,689	45,050	163,600	127,435
Income Tax Expense	19,379	15,857	62,808	46,588
Net Earnings	32,310	29,193	100,792	80,847
Less: Net Earnings Attributable to the Noncontrolling Interest	212	323	655	767
Net Earnings Attributable to Ruddick Corporation	$32,098	$28,870	$100,137	$80,080

Earnings Per Share Attributable to Ruddick Corporation:
Basic	$0.66	$0.60	$2.07	$1.66
Diluted	$0.66	$0.59	$2.05	$1.65

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,489	48,252	48,460	48,180
Diluted	48,874	48,628	48,830	48,558

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)
(unaudited)

	Common Stock Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity

Balance at September 27, 2009	48,545,080	$89,878	$830,236	$(108,524)	$811,590	$6,773	$818,363

Comprehensive Income:
Net earnings	-	-	80,080	-	80,080	767	80,847
Unrealized loss on cash flow hedge, net of tax benefits	-	-	-	(649)	(649)	-	(649)
Foreign currency translation adjustment, net of tax benefits	-	-	-	(1,592)	(1,592)	(41)	(1,633)
Total Comprehensive Income					77,839	726	78,565

Dividends ($0.36 a share)	-	-	(17,566)	-	(17,566)	-	(17,566)
Exercise of stock options, including tax benefits of $1,068	208,087	4,298	-	-	4,298	-	4,298
Share-based compensation	205,143	4,419	-	-	4,419	-	4,419
Shares effectively purchased and retired for withholding taxes	(50,462)	(1,375)	-	-	(1,375)	-	(1,375)
Shares purchased and retired	(55,300)	(1,491)	-	-	(1,491)	-	(1,491)
Directors stock plan		20			20		20
Acquisition from noncontrolling interest	-	(165)	-	-	(165)	(1,264)	(1,429)
Distributions to noncontrolling interest	-	-	-	-	-	(146)	(146)

Balance at June 27, 2010	48,852,548	$95,584	$892,750	$(110,765)	$877,569	$6,089	$883,658

Balance at October 3, 2010	48,901,482	$98,285	$918,843	$(124,679)	$892,449	$6,474	$898,923

Comprehensive Income:
Net earnings	-	-	100,137	-	100,137	655	100,792
Unrealized gain on cash flow hedge, net of income tax	-	-	-	587	587	-	587
Pension liability deferred tax rate adjustment				34	34		34
Foreign currency translation adjustment, net of income tax	-	-	-	881	881	156	1,037
Total Comprehensive Income					101,639	811	102,450

Dividends ($0.39 a share)	-	-	(19,165)	-	(19,165)	-	(19,165)
Exercise of stock options, including tax benefits of $1,085	34,256	1,644	-	-	1,644	-	1,644
Share-based compensation	274,721	6,014	-	-	6,014	-	6,014
Shares effectively purchased and retired for withholding taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors stock plan		3			3		3
Acquisition from noncontrolling interest	-	(1,444)	-	-	(1,444)	(806)	(2,250)
Distributions to noncontrolling interest	-	-	-	-	-	(485)	(485)
Balance at July 3, 2011	49,144,694	$102,017	$999,815	$(123,177)	$978,655	$5,994	$984,649
See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	39 Weeks Ended
	July 3, 2011	June 27, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$100,137	$80,080
Non-Cash Items Included in Net Earnings:
Depreciation and Amortization	105,066	100,357
Deferred Income Taxes	16,631	23,584
Net Gain on Sale of Property and Investments	(20,023)	(3,452)
Share-Based Compensation	6,014	4,419
Other, Net	(6,682)	(4,097)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(13,697)	(20,650)
Inventories	(7,164)	(6,575)
Prepaid Expenses and Other Current Assets	(831)	784
Accounts Payable	23,031	(16,085)
Other Current Liabilities	2,236	(11,964)
Other Long-Term Operating Accounts	(39,019)	(12,008)
Dividends Received	1,431	100
Net Cash Provided by Operating Activities	167,130	134,493
INVESTING ACTIVITIES:
Capital Expenditures	(102,531)	(72,398)
Purchase of Other Investments	(18,834)	(10,153)
Proceeds from Sale of Property and Investments	58,277	7,508
Return of Partnership Investments	-	3,364
Investments in COLI, Net of Proceeds from Death Benefits	(1,073)	(246)
Other, Net	(1,721)	(2,316)
Net Cash Used in Investing Activities	(65,882)	(74,241)
FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt Borrowings	603	501
Net Payments on Revolver Borrowings	-	(42,600)
Proceeds from Long-Term Debt Borrowings	-	1,037
Payments on Long-Term Debt and Capital Lease Obligations	(30,066)	(9,292)
Dividends Paid	(19,165)	(17,529)
Proceeds from Stock Issued	559	3,230
Share-Based Compensation Tax Benefits	1,085	1,068
Shares Effectively Purchased and Retired for Withholding Taxes	(2,485)	(1,375)
Purchase and Retirement of Common Stock	-	(1,491)
Other, Net	(1,238)	(64)
Net Cash Used in Financing Activities	(50,707)	(66,515)
Increase (Decrease) in Cash and Cash Equivalents	50,541	(6,263)
Effect of Foreign Currency Fluctuations on Cash	55	15
Cash and Cash Equivalents at Beginning of Period	73,612	37,310
Cash and Cash Equivalents at End of Period	$124,208	$31,062
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest, Net of Amounts Capitalized	$14,701	$14,309
Income Taxes	33,802	25,219
NON-CASH ACTIVITY:
Assets Acquired under Capital Leases	12,144	-
Note Received in Connection with Sale of Investments	2,855	-

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

The Company's Consolidated Condensed Balance Sheet as of October 3, 2010 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 and 39 weeks ended July 3, 2011 are not necessarily indicative of results for a full year.

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

2. Industry Segment Information

As discussed above, the Company operates primarily in two businesses and evaluates the performance of these two businesses utilizing various measures which are primarily based on operating profit. The following table summarizes net sales and operating profit by each of the Company's business segments and for the holding company ("Corporate") for the 13 and 39 weeks ended July 3, 2011 and June 27, 2010, respectively (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net Sales:
Retail Grocery	$1,101,650	$1,019,138	$3,184,077	$2,992,104
Industrial Thread	86,077	79,434	241,894	218,418
Consolidated	$1,187,727	$1,098,572	$3,425,971	$3,210,522

Operating Profit (Loss):
Retail Grocery	$50,658	$43,118	$146,027	$132,518
Industrial Thread	7,876	5,825	19,728	12,915
Corporate	(1,985)	795	(7,070)	(3,436)
Consolidated	$56,549	$49,738	$158,685	$141,997

3. Earnings Per Share ("EPS")

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of EPS (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Basic EPS:
Net income attributable to Ruddick Corporation	$32,098	$28,870	$100,137	$80,080
Weighted average common shares outstanding	48,489	48,252	48,460	48,180
Basic EPS	$0.66	$0.60	$2.07	$1.66
Diluted EPS:
Net income attributable to Ruddick Corporation	$32,098	$28,870	$100,137	$80,080
Weighted average common shares outstanding	48,489	48,252	48,460	48,180
Net potential common share equivalents - stock options	26	66	28	87
Net potential common share equivalents - stock awards	359	310	342	291
Weighted average common shares outstanding - diluted	48,874	48,628	48,830	48,558
Diluted EPS	$0.66	$0.59	$2.05	$1.65

	13 Weeks Ended		39 Weeks Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents - stock options	-	10	-	10
Anti-dilutive common share equivalents - stock awards	-	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 147,000 performance shares for each of the periods ended July 3, 2011 and 140,000 performance shares for each of the periods ended June 27, 2010 were excluded from the computation of diluted shares.

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

	13 Weeks Ended		39 Weeks Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Pension Plan:
Service cost	$661	$447	$1,983	$1,341
Interest cost	4,541	4,630	13,622	13,892
Expected return on plan assets	(5,743)	(5,195)	(16,623)	(14,478)
Amortization of prior service cost	21	34	64	100
Recognized net actuarial loss	3,157	2,360	9,471	7,082
Net periodic pension expense	$2,637	$2,276	$8,517	$7,937

SERP:
Service cost	$203	$189	$610	$566
Interest cost	489	550	1,466	1,650
Amortization of prior service cost	62	62	186	186
Recognized net actuarial loss	380	344	1,140	1,032
Net periodic pension expense	$1,134	$1,145	$3,402	$3,434

Expense related to the Savings Plan amounted to $6,113,000 and $5,527,000 for the 13 weeks and $16,630,000 and $15,786,000 for the 39 weeks ended July 3, 2011 and June 27, 2010, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2010 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on the actuarial calculations, the Company was not required to make a contribution to the Pension Plan in fiscal 2011; however, the Company has contributed a total of $50 million during the 39 weeks ended July 3, 2011.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $924,000 during the 39 weeks ended July 3, 2011, and anticipates contributing approximately $308,000 more for expected future benefit payments during the remainder of fiscal 2011.

5. Equity Incentive Plans

The Company maintains various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. In February 2011 the Company's shareholders approved the Ruddick Corporation 2011 Incentive Compensation Plan which replaced the prior stock option and award plans and reserves for issuance 2.6 million shares of common stock pursuant thereto. As previously disclosed, the Company's Board of Directors have approved stock awards in lieu of stock options since 2004, except for automatic grants of options to new non-employee directors.

A summary of the status of the Company's stock awards as of July 3, 2011 and June 27, 2010, changes during the 39-week periods ending on those dates and the weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	July 3, 2011		June 27, 2010
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	706	$28.52	667	$29.02
Granted	298	38.44	272	26.68
Vested	(190)	28.29	(168)	28.03
Forfeited	(16)	30.26	(64)	27.22
Non-vested at end of period	798	32.25	707	28.52

The total fair value of stock awards vested during the 39 weeks ended July 3, 2011 and June 27, 2010 was $5,388,000 and $4,572,000, respectively.

The stock awards are being expensed over the employees' five-year vesting service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $2,015,000 and $1,563,000 for the 13 weeks and $6,014,000 and $4,419,000 for the 39 weeks ended July 3, 2011 and June 27, 2010, respectively. Unamortized expense related to these awards as of July 3, 2011 amounted to $13,006,000 and have a weighted average recognition period of 1.88 years.

A summary of the status of the Company's stock option plans as of July 3, 2011 and June 27, 2010, changes during the 39-week periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	July 3, 2011		June 27, 2010
	Shares	Price	Shares	Price
Outstanding at beginning of period	104	$17.86	373	$16.49
Exercised	(33)	16.30	(214)	15.90
Outstanding and exercisable at end of period	71	18.61	159	17.29

As of July 3, 2011, all outstanding stock options were exercisable and the price per share ranged from $14.39 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of July 3, 2011 and June 27, 2010, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	July 3, 2011	June 27, 2010
Intrinsic value of options outstanding and exercisable at end of period	$1,819	$2,467
Intrinsic value of stock options exercised during the 39-week period	780	3,101

There were no stock options granted or compensation costs related to stock options during the first 39-week periods of fiscal 2011 or 2010.

6. Inventory

The following table summarizes the components of inventories as of the balance sheet dates (in thousands):

	July 3, 2011	October 3, 2010
Finished goods	$297,704	$294,605
Raw materials and supplies	23,810	20,038
Work in process	5,515	5,863
Total inventories	$327,029	$320,506

7. Goodwill

Goodwill is recorded by A&E. A fair value-based impairment test of the net book value of goodwill is performed annually or at an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual review was conducted in the first quarter of fiscal 2011, resulting in no goodwill impairment charge being required.

8. Intangible Assets

The following table summarizes the carrying amount of intangible assets as of the balance sheet dates (in thousands):

	July 3, 2011	October 3, 2010
Acquired favorable operating leases and scripts	$18,272	$18,170
Customer lists	5,115	5,455
Land use rights - foreign operations	4,605	4,511
Non-compete agreements	597	597
Trademarks, licenses and other	2,493	2,554
Total intangible assets	31,082	31,287
Accumulated amortization	(11,041)	(9,853)
Total intangible assets, net of accumulated amortization	$20,041	$21,434

Acquired favorable operating leases and scripts are recorded at Harris Teeter. All other intangible assets are recorded by A&E. The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $496,000 and $612,000 for the 13 weeks and $1,472,000 and $1,816,000 for the 39 weeks ended July 3, 2011 and June 27, 2010, respectively. Intangible assets have remaining useful lives from 1 year to 45 years. Projected amortization expense for intangible assets existing as of July 3, 2011 is: $541,000 for the remainder of fiscal 2011 and $1,935,000, $1,840,000, $1,732,000 and $1,423,000 for fiscal years 2012, 2013, 2014 and 2015, respectively.

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

In the third quarter of fiscal 2010, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 168,000 gallons of fuel at $2.09 to $2.60 per gallon and the purchase of 588,000 gallons between $2.12 and $2.60 per gallon, excluding shipping, handling and taxes. The options expired on October 31, 2010 and were deemed to be net purchase options which were designated as a cash flow hedge.

In the first quarter of fiscal 2011, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,092,000 gallons of fuel at $1.95 to $2.56 per gallon, excluding shipping, handling and taxes. The options expired on April 30, 2011 and were deemed to be net purchase options which were designated as a cash flow hedge.

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

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at July 3, 2011:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$(888)	$-	$(888)	$-
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	227	-	227	-

Fair Value Measurement at October 3, 2010:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$(1,654)	$-	$(1,654)	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the periods ended July 3, 2011.

The pre-tax unrealized gain (loss) associated with the cash flow hedges for the reporting periods of fiscal 2011 and 2010 is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Unrealized gain (loss) recognized in other comprehensive income	$(292)	$(358)	$964	$(895)

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt approximates its carrying amount. The estimated fair value of the Company's senior notes due at various dates through 2017 (which accounts for 95% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's senior notes and its carrying amount outstanding as of the balance sheet dates is as follows (in thousands):

	July 3, 2011	October 3, 2010
Senior notes - estimated fair value	$126,513	$133,751
Senior notes - carrying amount	100,000	107,143

11. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These various leases expire over the next ten years and the future minimum lease payments totaling $36,728,000 over this period have been assumed by the other sub-tenants.

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

The economic environment over the past few years has motivated changes in the consumption habits of the retail consumer which continues to impact the financial results of both operating subsidiaries. Economic uncertainty, tumultuous market conditions and low levels of consumer confidence has created changes in the type of products purchased by Harris Teeter customers and increased the competitive environment in Harris Teeter's primary markets. Harris Teeter competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as "neighborhood or supercenters" and "club and warehouse stores," specialty supermarkets and drug stores. Generally, Harris Teeter's markets continue to experience new store opening activity and increased feature pricing or everyday low prices by competitors. In response, Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service.

Harris Teeter has continued with its planned new store development program. Since the end of the third quarter of fiscal 2010, Harris Teeter has opened six new stores (one of which replaced an existing store) and closed one store, for a net addition of five stores. Harris Teeter operated 204 stores as of the end of the third quarter of fiscal 2011. Much of Harris Teeter's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. During the first quarter of fiscal 2011, Harris Teeter acquired 350,000 square feet of additional distribution capacity that is contiguous to its existing distribution facility in Greensboro, North Carolina. This represents an approximate 22% increase in the square footage of Harris Teeter's existing distribution facilities and was acquired to meet the company's continued growth.

Business conditions improved for A&E's customers in the retail apparel and non-apparel sectors which resulted in increased sales for A&E during fiscal 2011 as compared to fiscal 2010. During the first nine months of fiscal 2011, A&E's customers continued to experience favorable business conditions and A&E realized sales increases over the prior year. As previously disclosed, apparel production in the Americas has declined over the past several years due to the shift of apparel sourcing from the Americas to other regions of the world, predominately Asia. It has been estimated by the U.S. Department of Commerce Office of Textiles and Apparel that Asia and the Indian sub-continent accounted for approximately 69% of the apparel imports into the U.S. in 2006, 73% in 2007, 74% in 2008, 78% in 2009, 78% in 2010 and 77% for the first five months in 2011. This has greatly impacted A&E's operations in the Americas. In response to the shifting of apparel sourcing, A&E's strategic plans have included: the expansion of its operations in the Asian markets; the expansion of product lines beyond apparel sewing thread; and, the consolidation of its U.S. manufacturing operations.

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

Quarterly Results

Consolidated

The following table sets forth the operating profit components by each of the Company's business segments and for the holding company ("Corporate") for the 13 weeks ended July 3, 2011 and June 27, 2010. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	July 3, 2011		June 27, 2010
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$1,101,650	92.8	$1,019,138	92.8	8.1
A&E	86,077	7.2	79,434	7.2	8.4
Total	$1,187,727	100.0	$1,098,572	100.0	8.1

Gross Profit
Harris Teeter	$326,058	27.45	$304,557	27.72	7.1
A&E	22,233	1.87	19,176	1.75	15.9
Total	348,291	29.32	323,733	29.47	7.6

Selling, General and Admin. Expenses
Harris Teeter	275,400	23.18	261,439	23.80	5.3
A&E	14,357	1.21	13,351	1.22	7.5
Corporate	1,985	0.17	(795)	(0.08)	n.a.
Total	291,742	24.56	273,995	24.94	6.5

Operating Profit (Loss)
Harris Teeter	50,658	4.27	43,118	3.92	17.5
A&E	7,876	0.66	5,825	0.53	35.2
Corporate	(1,985)	(0.17)	795	0.08	n.a.
Total	56,549	4.76	49,738	4.53	13.7

Net Other Expense	4,860	0.41	4,688	0.43	3.6
Income Tax Expense	19,379	1.63	15,857	1.44	22.2
Net Earnings	32,310	2.72	29,193	2.66	10.7
Less: Net Earnings of Noncontrolling Interest	212	0.02	323	0.03	(34.1)
Net Earnings of Ruddick Corporation	$32,098	2.70	$28,870	2.63	11.2

As set forth in the table above, the increase in consolidated net sales of $89 million from the third quarter of fiscal 2010 was attributable to sales increases at both Harris Teeter and A&E when compared to the prior year. A&E's foreign sales represented 4.0% of the consolidated net sales in the third fiscal quarters of 2011 and 2010. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase in the third quarter of fiscal 2011 over the prior year period was driven by improved gross profit at both Harris Teeter and A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Selling, general & administrative ("SG&A") expenses as a percent to sales decreased when compared to the prior year period, primarily as a result of the leverage created through sales gains that apply against fixed costs. The decrease was offset, in part, by increased SG&A expenses at Corporate. The increase in Corporate SG&A expenses (net of the gain on the exchange of the Corporate aircraft discussed below) was due, in part, to increased costs associated with certain benefit programs and increased expenses (primarily depreciation) associated with the corporate aircraft. As previously disclosed, Corporate SG&A expenses included a pre-tax gain of $2.1 million recorded in the third quarter of fiscal 2010 in connection with the exchange of one of the Company's corporate aircraft. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Other expense, net includes interest expense, interest income and investment gains and losses. Net interest expense (interest expense less interest income) was relatively flat with the prior year period. Increased interest associated with capital leases was offset by lower interest on debt borrowings due to lower average outstanding borrowings in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010.

The effective consolidated income tax rate for the third quarter of fiscal 2011 was 37.5%, as compared to 35.2% in the prior year period. The consolidated income tax rate for fiscal 2011 increased over the prior year as a result of additional foreign taxes paid in connection with gains realized in the first quarter of fiscal 2011 on the sale of the Company's interest in a foreign investment. In addition, income tax expense for the third quarter of fiscal 2010 included a benefit of approximately $870,000 for a write-off of stock recorded by A&E.

As a result of the items discussed above, consolidated net earnings of the Company for the third quarter of fiscal 2011 increased by $3.2 million, or 11.2%, over the prior year period and earnings per diluted share increased by 11.9% to $0.66 per share in fiscal 2011 from $0.59 per share in fiscal 2010.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 13 weeks ended July 3, 2011 and June 27, 2010. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 3, 2011		June 27, 2010
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$1,101,650	100.00	$1,019,138	100.00	8.1
Cost of Sales	775,592	70.40	714,581	70.12	8.5
Gross Profit	326,058	29.60	304,557	29.88	7.1
SG&A Expenses	275,400	25.00	261,439	25.65	5.3
Operating Profit	$50,658	4.60	$43,118	4.23	17.5

Net sales increased by 8.1% in the third quarter of fiscal 2011, as compared to the prior year period. The increase in net sales was attributable to an increase in comparable store sales, incremental new store sales and a one week shift in the fiscal year which resulted in the reporting of the July Fourth Holiday sales in the third fiscal quarter of 2011 as compared to the fourth quarter of fiscal 2010. Comparable store sales (see definition below) increased 4.37% ($43.8 million) in the third quarter of fiscal 2011, as compared to a decrease of 0.68% ($6.4 million) in the third quarter of fiscal 2010. The increase in sales from new stores exceeded the loss of sales from closed stores by $33.8 million for the comparable periods. For purposes of computing comparable store sales, the July Fourth Holiday sales were included in the third fiscal quarters for both fiscal 2011 and 2010; however, the Easter Holiday sales were included in the third fiscal quarter of 2011 and the second fiscal quarter of 2010. Management estimated that the Easter Holiday shift positively impacted the comparable stores sales calculation by approximately 79 basis points for the quarter. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. Based on the continued increase in sales of Harris Teeter's premium and specialty products and certain discretionary items during the third quarter of fiscal 2011, management believes that consumer confidence may have rebounded to some degree. During the third quarter of fiscal 2011 Harris Teeter experienced an increase in customer visits, number of items sold and the average basket size, all adjusted for the shift in holidays. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.69% (1.34% adjusted for the Easter Holiday shift) for the third quarter of fiscal 2011, evidencing a continued growing customer base in those stores. Store brand penetration based on units sold was 23.07% in the third quarter of fiscal 2011, as compared to 23.46% in the third quarter of fiscal 2010.

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

Gross profit as a percent to sales for the third quarter of fiscal 2011 declined 28 basis points from the prior year. The decrease was driven by an increased LIFO charge recorded in fiscal 2011. As a percent to sales, the increase in the LIFO charge for the third quarter of fiscal 2011 of $5.9 million (0.54% of sales) over the prior year charge of zero exceeded the decrease in the gross profit margin between the respective quarters, evidencing Harris Teeter's ability to pass along most of the cost inflation created by increased commodity prices. Increased vendor participation in promotions along with continued cost control initiatives in the area of waste and distribution offset the decrease in the gross profit margin created by the LIFO charge.

SG&A expenses for the third quarter of fiscal 2011 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent to sales decreased 65 basis points in the third quarter of fiscal 2011 from the third quarter of fiscal 2010, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and other cost control initiatives that more than offset cost increases in debit and credit card fees and remodel expense. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2010 and fiscal 2011 amounted to $9.9 million, which accounted for 71% of the $14.0 million increase in total SG&A expenses. Even though store labor and associated benefit costs increased from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 by $5.7 million, driven by Harris Teeter's new store growth, there was a 43 basis point reduction in these costs as a percent to sales. Advertising and support department costs increased by $2.3 million between the third quarter of fiscal 2010 and the third quarter of fiscal 2011, representing a 2 basis point increase on a percent to sales basis. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.5 million (0.14% to sales) for the third quarter of fiscal 2011, as compared to $1.8 million (0.18% to sales) for the third quarter of fiscal 2010. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

As a result of the increased sales and cost elements described above, operating profit increased 17.5% in the third quarter of fiscal 2011 from the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 13 weeks ended July 3, 2011 and June 27, 2010. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 3, 2011		June 27, 2010
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$86,077	100.00	$79,434	100.00	8.4
Cost of Sales	63,844	74.17	60,258	75.86	5.9
Gross Profit	22,233	25.83	19,176	24.14	15.9
SG&A Expenses	14,357	16.68	13,351	16.81	7.5
Operating Profit	$7,876	9.15	$5,825	7.33	35.2

Net sales increased 8.4% in the third quarter of fiscal 2011 as compared to the prior year period. This increase was driven primarily by sales gains between the third quarters of fiscal 2011 and fiscal 2010 for the U.S. and the majority of the foreign operations as a result of improvements in retail sales of apparel and higher sales of automobiles. Foreign sales accounted for 56% of total A&E sales in the third quarter of fiscal 2011, as compared to 55% in the third quarter of fiscal 2010. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. A&E has been successful in supporting its customer base through the geographic shift and management remains committed to its strategic plans that is transforming A&E's business into an Asian centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, in the third quarter of fiscal 2011 increased from the third quarter of fiscal 2010, as a result of increased sales, improved operating schedules and cost containment efforts throughout A&E's operations. Cost of sales for A&E's U.S. operations increased by $1.6 million from the third quarter of fiscal 2010 to the third quarter of fiscal 2011; however, gross profit as a percent to sales for the U.S. operations increased by 68 basis points. Cost of sales for A&E's foreign operations increased by $2.0 million between the comparable periods; however, gross profit as a percent to sales for A&E's foreign operations increased by 256 basis points. The improvement in the gross profit margin for the U.S. and foreign operations was driven by improved operating schedules that resulted in absorbing a higher amount of fixed costs. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses increased 7.5% from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, while SG&A expenses as a percent to sales decreased by 13 basis points, primarily as a result of the leverage created through sales gains that apply against fixed costs. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's U.S. operations increased by $0.4 million between fiscal 2010 and fiscal 2011; however, as a percent to sales, the SG&A margin decreased by 41 basis points between the comparable periods. SG&A expenses, excluding profit from non-consolidated subsidiaries, for A&E's foreign operations increased by $0.3 million between the comparable periods and as a percent to sales, the SG&A margin decreased by 82 basis points. Profit from non-consolidated subsidiaries decreased by $0.3 million from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, resulting in a 54 basis point increase in the SG&A margin between the comparable periods.

As a result of the sales and cost elements described above, A&E's operating profit increased $2.1 million, or 35.2% from the third quarter of fiscal 2010 to the third quarter of fiscal 2011. Management at A&E will continue focusing on cost containment and its strategic plans to become more Asian centric. A&E has made good progress in becoming more Asian centric through investments in various non-consolidated subsidiaries that have substantial sales and good operating results. Over 65% of the finished goods produced during the third quarter of fiscal 2011 were manufactured at A&E's Asian facilities, including its joint ventures, which emphasizes A&E's progress toward its strategic plans.

Year-To-Date Results

Consolidated

The following table sets forth the operating profit components by each of the Company's business segments and Corporate for the 39 weeks ended July 3, 2011 and June 27, 2010. The table also sets forth each of the segment's net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year (in thousands):

	July 3, 2011		June 27, 2010
		% to Total Net Sales		% to Total Net Sales	% Inc. (Dec.)
Net Sales
Harris Teeter	$3,184,077	92.9	$2,992,104	93.2	6.4
A&E	241,894	7.1	218,418	6.8	10.7
Total	$3,425,971	100.0	$3,210,522	100.0	6.7

Gross Profit
Harris Teeter	$949,557	27.71	$898,650	27.99	5.7
A&E	60,247	1.76	51,870	1.61	16.2
Total	1,009,804	29.47	950,520	29.60	6.2

Selling, General and Admin. Expenses
Harris Teeter	803,530	23.45	766,132	23.86	4.9
A&E	40,519	1.18	38,955	1.21	4.0
Corporate	7,070	0.21	3,436	0.11	105.8
Total	851,119	24.84	808,523	25.18	5.3

Operating Profit (Loss)
Harris Teeter	146,027	4.26	132,518	4.13	10.2
A&E	19,728	0.58	12,915	0.40	52.8
Corporate	(7,070)	(0.21)	(3,436)	(0.11)	(105.8)
Total	158,685	4.63	141,997	4.42	11.8

Net Other (Income) Expense	(4,915)	(0.14)	14,562	0.45	n.a.
Income Tax Expense	62,808	1.83	46,588	1.45	34.8
Net Earnings	100,792	2.94	80,847	2.52	24.7
Less: Net Earnings of Noncontrolling Interest	655	0.02	767	0.03	(14.6)
Net Earnings of Ruddick Corporation	$100,137	2.92	$80,080	2.49	25.0

As depicted in the table above, the increase in consolidated sales of $215 million from the 39-week period in fiscal 2010 was attributable to sales increases at both Harris Teeter and A&E when compared to the prior year. A&E's foreign sales for the 39 weeks ended July 3, 2011, represented 3.9% of the consolidated net sales of the Company compared to 3.7% in the same period last year. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

The gross profit increase during the first three quarters of fiscal 2011 over the prior year period was driven by improved gross profit at both Harris Teeter and A&E. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

SG&A expenses increased for the first three quarters of fiscal 2011 over the prior year; however, SG&A expenses as a percent to sales decreased in the comparative periods. The SG&A margin decreased primarily as a result of the leverage created through sales gains that apply against fixed costs. The increase in Corporate SG&A expenses (net of the gain on the exchange of the Corporate aircraft discussed below) was due, in part, to increased costs associated with certain benefit programs and increased expenses (primarily depreciation) associated with the corporate aircraft. As previously disclosed, Corporate SG&A expenses included a pre-tax gain of $2.1 million recorded in the third quarter of fiscal 2010 in connection with the exchange of one of the Company's corporate aircraft. Refer to the discussion of segment operations under the captions "Harris Teeter, Retail Grocery Segment" and "American & Efird, Industrial Thread Segment" for a further analysis of the segment operating results.

Other (income) expense, net includes interest expense, interest income and investment gains and losses. As previously disclosed, the Company sold its interest in a foreign investment company in the first quarter of fiscal 2011 and realized a pre-tax gain of $19.5 million. Net interest expense (interest expense less interest income) decreased by $0.4 million over the prior year period as a result of lower interest on debt borrowings due to lower average outstanding borrowings in the 39-week period of fiscal 2011, as compared to the same period of fiscal 2010. The reduction in interest expense on debt borrowings was offset, in part, by increased interest associated with capital leases.

The effective consolidated income tax rate for the 39 weeks ended July 3, 2011 was 38.4% as compared to 36.6% in the prior year period. The fiscal 2011 rate increased over the prior year as a result of additional foreign taxes paid in connection with the investment gain discussed above and represents the Company's expected annual effective rate for fiscal 2011. In addition, income tax expense for fiscal 2010 included a benefit of approximately $870,000 for a write-off of stock recorded by A&E.

As a result of the items discussed above, consolidated net income of the Company for the 39 weeks ended July 3, 2011 increased by $20.1 million, or 25.0%, over the prior year period and earnings per diluted share increased by 24.2% to $2.05 per share in fiscal 2011 from $1.65 per share in fiscal 2010.

Harris Teeter, Retail Grocery Segment

The following table sets forth the consolidated operating profit components for the Company's Harris Teeter supermarket subsidiary for the 39 weeks ended July 3, 2011 and June 27, 2010. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 3, 2011		June 27, 2010
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$3,184,077	100.00	$2,992,104	100.00	6.4
Cost of Sales	2,234,520	70.18	2,093,454	69.97	6.7
Gross Profit	949,557	29.82	898,650	30.03	5.7
SG&A Expenses	803,530	25.23	766,132	25.60	4.9
Operating Profit	$146,027	4.59	$132,518	4.43	10.2

Net sales increased by 6.4% for the 39-week period of fiscal 2011, as compared to the prior year period. The increase in net sales was attributable to incremental new store sales, an increase in comparable store sales and a one week shift in the fiscal year which resulted in the reporting of the July Fourth Holiday sales in the 39-week period ended July 3, 2011, whereas in fiscal 2010, the July Fourth Holiday sales were included in the fourth fiscal quarter. The increase in sales from new stores exceeded the loss of sales from closed stores by $93.6 million for the comparable periods. Comparable store sales, as previously defined, increased 2.68% ($79.1 million) for the 39 weeks ended July 3, 2011, as compared to a decrease of 1.45% ($40.6 million) for the 39 weeks ended June 27, 2010. The comparable store sales calculation includes the July Fourth Holiday sales in the 39-week periods of both fiscal 2011 and 2010. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. Based on an increase in sales of Harris Teeter's premium and specialty products and certain discretionary items, it appears that consumer confidence may have rebounded to some degree. During the 39-week period of fiscal 2011, Harris Teeter experienced an increase in customer visits, number of items sold and the average basket size. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.88% for the 39-week period of fiscal 2011, evidencing a continued growing customer base in those stores. Store brand penetration based on units sold was 23.73% in the 39-week period of fiscal 2011, as compared to 23.64% in the same period of fiscal 2010.

Gross profit as a percent to sales for the first three quarters of fiscal 2011 declined 21 basis points from the prior year period. The decrease was driven by an increased LIFO charge recorded in fiscal 2011. As a percent to sales, the increase in the LIFO charge for the 39-week period of fiscal 2011 of $11.2 million (0.35% of sales) over the prior year charge of zero for the same period exceeded the decrease in the gross profit margin between the respective periods, evidencing Harris Teeter's ability to pass along most of the cost inflation created by increased commodity prices. Increased vendor participation in promotions along with continued cost control initiatives in the area of waste and distribution offset the decrease in the gross profit margin created by the LIFO charge.

SG&A expenses for the first three quarters of fiscal 2011 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, healthcare expense, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent to sales decreased 37 basis points in fiscal 2011 from fiscal 2010, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and other cost control initiatives that more than offset cost increases in healthcare, debit and credit card fees and remodel expense. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2010 and fiscal 2011 totaled $31.6 million, which represents 85% of the $37.4 million increase in total SG&A expenses. Even though store labor and associated benefit costs increased from the 39-week period of fiscal 2010 to the 39-week period of fiscal 2011 by $15.5 million driven by Harris Teeter's new store growth, there was a 28 basis point reduction in these costs as a percent to sales. Advertising and support department costs increased by $4.4 million between the 39-week period of fiscal 2010 and the 39-week period of fiscal 2011; however, these costs represented a 2 basis point decrease on a percent to sales basis. Pre-opening costs, included with SG&A expenses, consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $5.4 million (0.17% to sales) for the 39 weeks ended July 3, 2011, as compared to $6.6 million (0.22% to sales) for the 39 weeks ended June 27, 2010. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

As a result of the increased sales and cost elements described above, operating profit increased 10.2% for the first three quarters of fiscal 2011 from the same period in the prior year. Harris Teeter continues to invest within its core markets, which management believes have greater potential for improved returns on investment in the foreseeable future.

American & Efird, Industrial Thread Segment

The following table sets forth the consolidated operating profit components for the Company's A&E textile subsidiary for the 39 weeks ended July 3, 2011 and June 27, 2010. The table also sets forth the percent to sales and the percentage increase or decrease over the prior year (in thousands):

	July 3, 2011		June 27, 2010
		% to Sales		% to Sales	% Inc. (Dec.)
Net Sales	$241,894	100.00	$218,418	100.00	10.7
Cost of Sales	181,647	75.09	166,548	76.25	9.1
Gross Profit	60,247	24.91	51,870	23.75	16.2
SG&A Expenses	40,519	16.75	38,955	17.84	4.0
Operating Profit	$19,728	8.16	$12,915	5.91	52.8

Net sales increased 10.7% for the 39 weeks ended July 3, 2011, as compared to the prior year period. This increase was driven primarily by sales gains between the comparable 39-week periods of fiscal 2011 and fiscal 2010 for the U.S. and the majority of foreign operations driven by improvements in retail sales of apparel and automobiles. Foreign sales accounted for approximately 55% of total A&E sales for the 39-week period ended July 3, 2011, as compared to 54% for the 39-week period ended June 27, 2010. Foreign sales, especially in the Asian markets, will continue to be a significant proportion of total A&E sales due to the shifting global production of its customers and A&E's strategy of increasing its presence in such global markets. Management recognizes that a major challenge facing A&E is the geographic shift of its customer base and, as a result, management remains committed to its strategic plans that will transform A&E's business to a more Asian-centric global supplier of sewing thread, embroidery thread and technical textiles.

Gross profit and its percent to sales, increased during the 39 weeks ended July 3, 2011, as a result of increased sales, improved operating schedules and cost containment efforts throughout A&E's operations. Cost of sales for A&E's U.S. operations increased by $6.1 million from the first three quarters of fiscal 2010 to the first three quarters of fiscal 2011; however, gross profit as a percent to sales for the U.S. operations increased by 17 basis points. Cost of sales for A&E's foreign operations increased by $9.0 million between the comparable periods and gross profit as a percent to sales for A&E's foreign operations increased by 205 basis points. The improvement in the gross profit margin for the U.S. and foreign operations was driven by improved operating schedules that resulted in absorbing a higher amount of fixed costs. Management continues to focus on optimizing costs and manufacturing capacities in its domestic and foreign operations.

SG&A expenses in the 39-week period of fiscal 2011 increased 4.0% from the 39-week period of fiscal 2010; however, SG&A expenses as a percent to sales decreased by 109 basis points between the comparable periods, primarily as a result of the leverage created through sales gains that apply against fixed costs. SG&A expenses for A&E's U.S. operations for the 39-week period of fiscal 2011 increased by $1.2 million from the 39-week period of fiscal 2010; however, as a percent to sales, the SG&A margin decreased by 75 basis points. SG&A expenses for A&E's foreign operations increased by $0.8 million between the comparable periods and the SG&A margin decreased by 140 basis points. Profit from non-consolidated subsidiaries increased by $0.4 million from the 39-week period of fiscal 2010 to the 39-week period of fiscal 2011.

As a result of the sales and cost elements described above, operating profit increased $6.8 million, or 52.8% from the 39-week period of fiscal 2010 to the 39-week period of fiscal 2011. Management at A&E will continue focusing on cost containment and its strategic plans to become more Asian centric. A&E has made good progress in becoming more Asian centric through investments in various non-consolidated subsidiaries that have substantial sales and good operating results. Over 65% of the finished goods produced during the 39-week period of fiscal 2011 were manufactured at A&E's Asian facilities, including its joint ventures, which emphasizes A&E's progress toward its strategic plans..

Outlook

Harris Teeter's operating performance and the Company's strong financial position provides the flexibility to continue with Harris Teeter's store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. Harris Teeter plans to open one new store and complete the major remodeling on four stores during the fourth quarter of fiscal 2011. The new store development program for fiscal 2011 is expected to include a total of seven new stores and result in a 3.4% increase in retail square footage, as compared to a 6.4% increase in fiscal 2010. The decrease in square footage growth between fiscal 2010 to fiscal 2011 reflects the Company's efforts, as previously initiated and disclosed, to delay new store openings during these challenging economic times. Management will continue to evaluate Harris Teeter's capital expenditures and may adjust its strategic plan accordingly. In addition, Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

Harris Teeter's capital expenditures are presently estimated at approximately $165 million for fiscal 2011 and $215 million for fiscal 2012. During fiscal 2012, Harris Teeter plans to open seven new stores (one of which will replace existing stores) and complete major remodels on thirteen stores (six of which will be expanded in size). The fiscal 2012 new store openings are currently scheduled for three in the first quarter, none in the second quarter, two in the third quarter and two in the fourth quarter. The anticipated increase in Harris Teeter's capital expenditures from fiscal 2011 to fiscal 2012 is caused by increased remodel costs in fiscal 2012 for additional expansions and the accelerated timing of the new store openings for fiscal 2013. The new store program anticipates the continued expansion of Harris Teeter's existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development would impact the expected capital expenditures, sales and operating results.

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

In April of 2011, a severe hail storm caused substantial damage to the roofs on four separate A&E plants located in Gastonia, NC. The Company carries insurance to cover this loss. As a result, A&E management estimates that a gain of approximately $4.7 million will be recorded in fiscal 2012 when insurance proceeds are received for the reimbursed cost of replacing the roofs.

The Company's management remains cautious in its expectations for the remainder of fiscal 2011 and fiscal 2012 due to the current economic environment and its impact on the Company's customers. Harris Teeter will continue to refine its merchandising strategies to respond to the changing shopping demands and to maintain or increase its customer base. The retail grocery market remains intensely competitive and there is no assurance that the improvements in the textile and apparel industries will continue. Any operating improvement will be dependent on the Company's ability to: increase Harris Teeter's market share; pass along product cost increases; optimize A&E's operations; offset increased operating costs with additional operating efficiencies; and effectively execute the Company's strategic expansion plans.

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

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company's credit facility. During the 39 weeks ended July 3, 2011, operating activities generated $167.1 million of cash, as compared to generating $134.5 million in the comparable period last year. The Company elected to increase its contribution to the pension plan from $30 million in fiscal 2010 to $50 million in fiscal 2011. The effect of the increased contribution on cash provided by operating activities was offset by improved earnings and the timing of accruals and related payments associated with normal operations. Investing activities during the 39 weeks ended July 3, 2011 required net cash of $65.9 million, down $8.3 million from the comparable prior year period. An increase in capital expenditures and other investments of $38.8 million during the 39-week period of fiscal 2011 was offset by Harris Teeter's sale of its ownership position in five investment properties along with one owned property which generated $22.6 million of cash and the Company's sale of a foreign investment which generated $21.6 million of cash. Financing activities during the 39 weeks ended July 3, 2011 utilized $50.7 million of cash and included a net reduction of $20.0 million of borrowings under the Company's credit facility and $19.2 million for the payment of dividends.

During the 39 weeks ended July 3, 2011, capital expenditures totaled $102.5 million, comprised of $98.6 million for Harris Teeter and $3.9 million for A&E. In addition to the $22.6 million Harris Teeter received for the sale of property discussed above, the company generated an additional $11.3 million from other property sales and invested an additional $18.8 million in connection with the development of certain of its new stores.

Fiscal 2011 consolidated capital expenditures are expected to total approximately $173 million, consisting of $165 million for Harris Teeter and $8 million for A&E. Consolidated capital expenditures for fiscal 2012 are expected to total approximately $228 million, consisting of $215 million for Harris Teeter and $13 million for A&E. Harris Teeter anticipates that its capital for new store growth and store remodels will be concentrated in its existing markets for the remainder of fiscal 2011, as well as in the foreseeable future. A&E expects to invest in the expansion and modernization of its global operations. Such capital investment is expected to be financed by internally generated funds, liquid assets and borrowings under the Company's credit facility. The Company's revolving line of credit facility provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company's credit facility was entered into on December 20, 2007 with eleven banks that included a five-year revolving credit facility ("Revolving Credit Facility") in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012 ($20 million of which has been pre-paid). The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of July 3, 2011, the Company was in compliance with all financial covenants of the credit agreement and there were no borrowings outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $27.7 million as of July 3, 2011. In addition to the $322.3 million of borrowings available under the Revolving Credit Facility as of July 3, 2011, the Company has the capacity to borrow up to an aggregate amount of $33.7 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate various financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of July 3, 2011, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeds the additional borrowings available under the Revolving Credit Facility. As such, Management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's Revolving Credit Facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

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

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These leases expire over the next ten years, and the future minimum lease payments of approximately $36.7 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $1.9 million for the remainder of fiscal 2011 (22 stores), $7.1 million in fiscal 2012 (21 stores), $6.0 million in fiscal 2013 (16 stores), $5.1 million in fiscal 2014 (14 stores), $4.6 million in fiscal 2015 (10 stores) and $12.0 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $27.7 million at July 3, 2011.

Contributions to the SERP are equal to the benefit payments made during the year. The Company anticipates contributing approximately $308,000 to the SERP for expected future benefit payments during the remainder of fiscal 2011.

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

Recent Accounting Standards

In June 2011, the FASB issued an Accounting Standards Update ("ASU") incorporated under Topic 220 regarding the presentation of Comprehensive Income. The new standard requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. In addition, the standard eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The ASU requires retrospective application and will become effective for the Company in the first quarter of fiscal 2013. Adoption of the new standard involves presentation and is not expected to impact the Company's financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of July 3, 2011, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's third quarter of fiscal 2011, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended July 3, 2011.

The following table summarizes the Company's purchases of its common stock during the quarter ended July 3, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2011 to May 8, 2011	0	n.a.	0	2,767,169
May 9, 2011 to June 5, 2011	0	n.a.	0	2,767,169
June 6, 2011 to July 3, 2011	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of July 3, 2011, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended July 3, 2011. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: August 5, 2011	By:	/s/ JOHN B. WOODLIEF

John B. Woodlief, Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.