Form 10-Q/A
period 2011-07-03
RUDDICK CORP
filed 2011-11-01
CIK 85704

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, filed with the Securities Exchange Commission on August 5, 2011 (the “Form 10-Q”), is solely to furnish the interactive data files using eXtensible Business Reporting Language Format (“XBRL”) contained in Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from Ruddick Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

* Previously filed with Ruddick Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 filed with the Securities and Exchange Commission on August 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)
Dated: November 1, 2011	By:	/S/ RONALD H. VOLGER
Ronald H. Volger, Vice President and Treasurer (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Sequential Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from Ruddick Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

* Previously filed with Ruddick Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 filed with the Securities and Exchange Commission on August 5, 2011.