Form 10-K
period 2011-10-02
RUDDICK CORP
filed 2011-12-01
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
	[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: October 2, 2011

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number:    1-6905

RUDDICK CORPORATION
(Exact name of registrant as specified in its charter)
North Carolina	56-0905940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 S. Tryon St., Suite 1800, Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 372-5404

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, April 3, 2011, was $1,740,527,000. The registrant has no non-voting stock.

    As of November 21, 2011, the registrant had outstanding 49,280,833 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2012 Annual Meeting of Shareholders to be held on February 16, 2012 are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 2011

PART I

Item 1. Business

Ruddick Corporation (the "Company") is a holding company which, through its wholly-owned subsidiary, Harris Teeter, Inc. ("Harris Teeter") is engaged in the retail supermarket business. Harris Teeter operates a regional chain of supermarkets in eight states primarily in the southeastern and mid-Atlantic United States, and the District of Columbia.

The Company was previously engaged in the global manufacturing and distribution of industrial sewing threads, through its American & Efird business ("A&E"). Subsequent to the end of fiscal 2011, the Company sold all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. A definitive agreement to sell A&E was entered into on October 27, 2011 and the closing occurred on November 7, 2011. For additional information regarding the sale, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 5 to the Consolidated Financial Statements in Item 8 hereof. Upon completion of the sale of A&E, the Company had only one primary business, the retail supermarket business.

Ruddick Corporation, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of Ruddick Investment Company (which was subsequently merged into Ruddick Operating Company) and A&E. In 1969, the Company acquired Harris Teeter. Ruddick Operating Company is not classified as a separate operating component of the Company due to its limited operations and relative size to the consolidated group. Ruddick Operating Company has investments in various independently managed venture capital investment funds. For information regarding the Company's investments, see the caption entitled "Investments" in Note 1 to the Consolidated Financial Statements in Item 8 hereof.

At the end of fiscal 2011, the Company and its subsidiaries had consolidated assets totaling $1,984,424,000, of which $220,017,000 has been classified as discontinued operations as a result of the sale of A&E. The Company's consolidated working capital as of October 2, 2011 consisted of $759,673,000 ($539,656,000 excluding discontinued operations) in current assets and $479,373,000 ($407,802,000 excluding discontinued operations) in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the statements of consolidated cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items in Harris Teeter's operations.

The Company currently has approximately 24,500 employees and the principal executive office is located at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202. The Company employs fifteen people at its corporate headquarters, including two executive officers who formulate and implement overall corporate objectives and policies. The Company's employees perform functions in a number of areas including finance, accounting, internal audit, risk management, financial reporting, employee benefits and public and shareholder relations. The Company assists Harris Teeter in developing long-range goals, in strengthening management personnel and their operations and financing. Management at Harris Teeter is responsible for implementing operating policies and reports directly to management of the Company. Harris Teeter employs approximately 9,600 full-time and 14,900 part-time individuals, none of whom were represented by a union. Harris Teeter considers its employee relations to be good.

As of the end of fiscal 2011, Harris Teeter operated 204 supermarkets located in North Carolina (136), Virginia (36), South Carolina (13), Maryland (6), Tennessee (5), Delaware (3), District of Columbia (3), Florida (1) and Georgia (1). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, general merchandise and floral. In addition, Harris Teeter operated pharmacies in 133 of their supermarkets as of the end of fiscal 2011. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk and ice cream produced by the company-owned facility, Harris Teeter purchases most of the products it sells, including its store brand products, from outside suppliers or directly from the manufacturers.

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

The Company's business is not characterized as seasonal. Following the sale of A&E, all of the Company's operations are domestic.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which Harris Teeter operates. The following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. In addition to the factors discussed below, other factors that might cause our future financial performance to vary from that described in our forward-looking statements include: (i) changes in federal, state or local laws or regulations; (ii) cost and stability of energy sources; (iii) management's ability to predict accurately the adequacy of the Company's present liquidity to meet future financial requirements; (iv) continued solvency of any third parties on leases the Company has guaranteed; (v) management's ability to predict the required contributions to the pension plans of the Company; (vi) the Company's requirement to impair recorded long-lived assets; (vii) changes in labor and employee benefit costs, such as increased health care and other insurance costs; (viii) ability to recruit, train and retain effective employees and management; (ix) the extent and speed of successful execution of strategic initiatives; (x) volatility of financial and credit markets which would affect access to capital for the Company; (xi) the Company's ability to pass along product cost increases through increased sales prices and, (xii) unexpected outcomes of any legal proceedings arising in the normal course of business of the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider any of the above list of factors and the following discussion to be a complete set of all potential risks or uncertainties.

The Supermarket Industry is Highly Competitive.

The supermarket industry is characterized by narrow profit margins and competes on value, variety, location and service. Harris Teeter faces competitive pressure in all of its markets from existing competitors and from the threatened entry by one or more major new competitors. The number and type of competitors faced by Harris Teeter vary by location and include: traditional grocery retailers (both national and regional), discount retailers such as "supercenters" and "club and warehouse stores," specialty supermarkets, drug stores, dollar stores, convenience stores and restaurants. In addition, certain Harris Teeter supermarkets also compete with pharmacies, florists, book stores and local coffee shops. Aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation have further contributed to an increasingly competitive marketplace.

Additionally, highly competitive markets and economic uncertainty have made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, Harris Teeter's competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to achieve consistent sales gains. Some of Harris Teeter's competitors have greater financial resources and could use these resources to take measures which could adversely affect Harris Teeter's competitive position. Accordingly, Harris Teeter's business, financial condition or results of operations could be adversely affected by competitive factors, including product mix and pricing changes which may be made in response to competition from existing or new competitors.

Harris Teeter's Expansion Plans Are Subject to Risk.

Harris Teeter has spent, and intends to continue to spend, significant capital and management resources on the development and implementation of expansion and renovation plans. Harris Teeter's new store opening program can vary depending on the economic conditions of the markets and involves expanding the company's Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The successful implementation of Harris Teeter's renovation and expansion plans are subject to several factors including: the availability of new, suitable locations on reasonable commercial terms, or at all; the success of new stores, including those in less developed markets; management's ability to manage expansion, including the effect on sales at existing stores when a new store is opened nearby; the ability to secure any necessary financing; change in regional and national economic conditions; and increasing competition or changes in the competitive environment in Harris Teeter's markets.

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

Harris Teeter's Geographic Concentration May Expose it to Regional or Localized Downturns.

Harris Teeter operates primarily in the southeastern and mid-Atlantic United States, with a strong concentration in North Carolina, Virginia and South Carolina. As a result, Harris Teeter's business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population. Although these regions have experienced economic and demographic growth in the past, a significant economic downturn in the region could have a material adverse effect on Harris Teeter's business, financial condition or results of operations.

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

Harris Teeter's Information Technology Systems Are Subject to Risk.

Harris Teeter's business is increasingly dependent on information technology systems that are complex and vital to continuing operations. If Harris Teeter were to experience difficulties maintaining existing systems or implementing new systems, it could incur significant losses due to disruptions in its operations. Additionally, these systems contain valuable proprietary and financial data, as well as debit and credit card cardholder data, and a breach, including cyber security breaches, could have an adverse effect on Harris Teeter.

Narrow Profit Margins may Adversely Affect the Company's Business.

Profit margins in the supermarket industry are very narrow. In order to increase or maintain the Company's profit margins, strategies are used to reduce costs, such as productivity improvements, shrink reduction, distribution efficiencies, energy efficiency programs, fuel hedging and other similar strategies. Changes in product mix also may negatively affect certain financial measures. If the Company is unable to achieve forecasted cost reductions there may be an adverse effect on the Company's business.

Our Self-Insurance Reserves are Subject to Variability and Unpredictable External Factors.

As discussed in more detail below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Self-insurance Reserves for Workers' Compensation, Healthcare and General Liability," the Company is primarily self-insured for workers' compensation claims, healthcare claims and general liability and automotive liability losses. Accordingly, the Company determines the estimated reserve required for claims in each accounting period, which requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The liabilities that have been recorded for these claims represent our best estimate of the ultimate obligations for reported claims plus those incurred but not reported. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect ultimate settlements of claims or the assumptions underlying our liability estimates, which could cause a material change for our self-insurance liability reserves and impact earnings.

The Company may Incur Increased Pension Expenses.

The Company maintains retirement benefit plans for substantially all full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries, including a qualified pension plan which is a non-contributory, funded defined benefit plan and a non-qualified supplemental pension plan for executives, which is an unfunded defined benefit plan. The Company has frozen participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants who had achieved specified age and service levels on December 31, 2005; however, at the end of fiscal 2011, the Company's pension plans had projected benefit obligations in excess of the fair value of plan assets. The amount of any increase or decrease in our required contributions to our pension plans will depend on government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. For more information, see Note 13 to the Consolidated Financial Statements in Item 8 hereof.

Adverse Economic Conditions may Negatively Impact the Company's Operating Results.

The increase in unemployment and loss of consumer confidence can alter the consumers' buying habits. In addition, consumers may decrease their purchases of more discretionary items and increase their purchase of lower cost food products. Adverse economic conditions in the financial markets, including the availability of financing, could also adversely affect the Company's operating results by increasing costs related to obtaining financing at acceptable rates. These conditions could also impact the Company's suppliers, who may be unable to fulfill the Company's outstanding orders or could change credit terms that would negatively affect the Company's liquidity. All of these factors could adversely impact the Company's results of operations, financial condition and cash flows.

Our Obligations Under the Definitive Agreement to Sell A&E May Negatively Impact the Company's Operating Results

Pursuant to the terms of the definitive agreement whereby the Company agreed to sell A&E, the Company made certain customary representations and warranties and agreed to certain indemnification provisions. The effect of such provisions is that the Company may be required to indemnify the buyers for certain matters for a period of 18 months after the closing date, including with respect to liabilities relating to breaches of the contractual representations and warranties provided to the buyers. Further, there are certain purchase price adjustments that will occur within 60 days of the closing date. The Company also expects to incur additional expenses, primarily related to the settlement of the pension liability and other employee benefit plans that have not been finalized. Any indemnification obligations or the purchase price adjustments or the additional expenses could negatively affect the Company's results of operation, financial condition and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive office of the Company is located in a leased space of a downtown office tower at 301 S. Tryon Street, Suite 1800, Charlotte, North Carolina, 28202.

Harris Teeter owns its principal offices near Charlotte, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 1,438,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. In addition, the Greensboro facility has frozen goods storage and a single pick facility for health and beauty care products and other general merchandise. Harris Teeter operates its retail stores primarily from leased properties. As of the end of fiscal 2011, Harris Teeter held title to the land and buildings of four of its supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and situated on leased land. In addition, Harris Teeter holds interest in properties that are under development for store sites. Harris Teeter's supermarkets range in size from approximately 16,200 square feet to 72,900 square feet, with an average size of approximately 48,100 square feet.

The following table sets forth selected statistics with respect to Harris Teeter stores for each of the last three fiscal years:

	2011	2010	2009
Stores Open at Period End	204	199	189
Average Weekly Net Sales Per Store*	$403,107	$395,510	$405,356
Average Square Footage Per Store at Period End	48,129	47,792	47,277
Average Square Footage Per New Store Opened During Period	52,980	50,312	51,698
Total Square Footage at Period End	9,818,232	9,510,688	8,935,271

____________

*     Computed on the basis of aggregate sales of stores open for a full year.

The Company believes its facilities and those of Harris Teeter are adequate for its current operations. However, additional or expanded facilities may be required in strategic regions to support growth in the future.

Item 3. Legal Proceedings

The Company and Harris Teeter are involved in various legal matters from time to time in connection with their operations, including various lawsuits and patent and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company's results of operations, financial position or cash flows.

Item 4. [Removed and Reserved]

Item 4A. Executive Officers of the Registrant

The following list contains the name, age, positions and offices held and period served in such positions or offices for each of the executive officers of the Registrant.

Thomas W. Dickson, age 56, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and has been Chairman of the Board of Directors since March 2006 and President and principal executive officer since February 1997. Prior to that time, he served as Executive Vice President of the Company from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996 he served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, the Company's former A&E subsidiary.

John B. Woodlief, age 61, is the Vice President - Finance and Chief Financial Officer of the Company, and has been the Vice President - Finance and principal financial officer of the Company since November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997 to June of 1999. He joined Price Waterhouse in 1972.

Frederick J. Morganthall, II, age 60, was elected President of Harris Teeter on October 30, 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

Rodney C. Antolock, age 53, has been the Executive Vice President - Operations & Merchandising of Harris Teeter since October 3, 2007. Prior to that time, and beginning in July 2000, he served as Senior Vice President - Operations & Merchandising. He was also Harris Teeter's Senior Vice President of Operations from January 2000, the date he joined Harris Teeter, to July 2000.

Fred A. Jackson, age 61, has been President of the Company's former A&E subsidiary since August 1996. Prior to that time, and beginning in January 1996, he served as Executive Vice President of A&E. He was also A&E's Senior Vice President - Industrial Thread Sales from October 1993 to January 1996. In connection with the sale of A&E on November 7, 2011, Mr. Jackson ceased to be an executive officer of the Company.

The officers of the Company and Harris Teeter are elected annually by their respective Boards of Directors. Executive officers of the Registrant are designated by the Company's Board of Directors. No executive officer has a family relationship as close as first cousin with any other executive officer, director or nominee for director.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information regarding the principal market for the Company's common stock (the "Common Stock"), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2011 and 2010 is set forth below.

The Common Stock is listed on the New York Stock Exchange. As of November 15, 2011, there were approximately 3,700 holders of record of Common Stock.

Quarterly Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Dividend Per Share	$0.13	$0.13	$0.13	$0.13
Market Price Per Share
High	$39.99	$39.12	$44.57	$46.00
Low	$34.13	$33.44	$38.57	$36.32

Fiscal 2010
Dividend Per Share	$0.12	$0.12	$0.12	$0.12
Market Price Per Share
High	$29.60	$32.57	$38.16	$37.90
Low	$24.55	$25.06	$31.48	$30.29

The Company expects to continue paying dividends on a quarterly basis which is at the discretion of the Board of Directors and subject to legal or contractual requirements.

Comparison of Total Cumulative Shareholder Return for Five-Year Period Ending October 2, 2011

The following graph presents a comparison of the yearly percentage change in the Company's cumulative total shareholders' return on Common Stock with the (i) Standard & Poor's 500 Index, (ii) Standard & Poor's Midcap 400 Index, (iii) Standard & Poor's Food Retail Index, and (iv) Standard & Poor's Apparel, Accessories & Luxury Goods Index for the five-year period ended October 2, 2011.

	Cumulative Total Return
	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11
Ruddick Corporation	100.00	130.77	128.25	107.28	141.97	161.76
S & P 500	100.00	116.44	90.85	84.58	93.17	94.24
S & P Midcap 400	100.00	118.76	98.95	95.87	112.92	111.47
S & P Food Retail	100.00	113.74	85.64	72.27	77.51	83.46
S & P Apparel, Accessories & Luxury Goods	100.00	114.34	78.40	81.69	101.57	138.32

*	$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.
**	The Company historically has utilized two indices, rather than a single index, for its peer group comparison: Standard & Poor's Food Retail Index and Standard & Poor's Apparel, Accessories & Luxury Goods Index. The Company believes that the separate presentation of these indices more accurately corresponds to the Company's current business and historical thread manufacturing business. As previously noted, the Company sold all of its ownership interest in A&E, its thread manufacturing business, subsequent to the end of fiscal 2011.

Issuer Purchases of Equity Securities

   The following table summarizes the Company's purchases of its common stock during the quarter ended October 2, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2011 to August 7, 2011	- 0 -	n.a.	- 0 -	2,767,169
August 8, 2011 to September 4, 2011	- 0 -	n.a.	- 0 -	2,767,169
September 5, 2011 to October 2, 2011	- 0 -	n.a.	- 0 -	2,767,169
Total	- 0 -	n.a.	- 0 -	2,767,169

______________

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of October 2, 2011, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended October 2, 2011. The stock buyback program has no set expiration or termination date.

Item 6. Selected Financial Data (dollars in thousands, except per share data)

The following table sets forth selected financial data of the Company as of and for each of the years in the five-year period ended October 2, 2011 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and notes thereto included in Item 8 hereof. As previously disclosed, the Company sold all of its ownership interest in its thread manufacturing business, A&E, on November 7, 2011. As such, the sales and operating results of A&E are included within earnings (loss) from discontinued operations in the table below. Prior years have been reclassified to conform to the presentation used in fiscal 2011. For a discussion of certain factors that materially affect the comparability of the selected financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Discontinued Operations."

	2011	2010	2009	2008	2007
Net Sales	$4,285,565	$4,099,353	$3,827,005	$3,664,804	$3,299,377
Operating Profit	180,706	176,856	168,114	169,901	144,814
Earnings from Continuing Operations, Net of Taxes	111,458	98,652	93,597	93,577	80,006
Earnings (Loss) from Discontinued Operations, Net of Taxes	(20,211)	13,389	(7,633)	3,175	682
Net Earnings	91,247	112,041	85,964	96,752	80,688
Earnings (Loss) Per Share - Basic:
Continuing Operations	2.30	2.05	1.95	1.96	1.68
Discontinued Operations	(0.42)	0.28	(0.16)	0.07	0.01
Earnings (Loss) Per Share - Diluted:
Continuing Operations	2.28	2.03	1.94	1.94	1.66
Discontinued Operations	(0.41)	0.28	(0.16)	0.07	0.01
Dividend per share	0.52	0.48	0.48	0.48	0.44
Total Assets	1,984,424	1,893,671	1,844,321	1,696,407	1,529,689
Long-Term Debt - including Current Portion	287,330	306,096	363,427	316,986	260,628

Note: The Company's fiscal year ends on the Sunday nearest to September 30. However, Harris Teeter's fiscal periods end on the Tuesday following the Company's fiscal period end. Fiscal year 2011 includes the 52 weeks ended October 2, 2011. Fiscal year 2010 includes the 53 weeks ended October 3, 2010 and Fiscal years 2009, 2008, and 2007 includes the 52 weeks ended September 27, 2009, September 28, 2008 and September 30, 2007, respectively.

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

Overview

The Company operates one primary business segment, retail grocery (including related real estate and store development activities) - through its wholly-owned subsidiary Harris Teeter. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, and the District of Columbia. The Company evaluates the performance of Harris Teeter utilizing various measures which are based on operating profit.

Historically, the Company also engaged in industrial sewing thread (textile primarily), including embroidery thread and technical textiles, through its A&E business. Subsequent to the end of fiscal 2011, the Company sold all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. A definitive agreement to sell A&E was entered into on October 27, 2011 and the closing occurred on November 7, 2011. The sale price for A&E was $180 million in cash, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. In connection with the sale, the Company recorded a pre-tax loss on sale of discontinued operations of $48.8 million in the fourth quarter of 2011. As a result of this disposition, the sales and operating results of A&E are categorized as discontinued operations in the discussion that follows and in the financial statements included in Item 8 hereof for all periods presented. For additional information regarding discontinued operations, see Note 5 to the Consolidated Financial Statements in Item 8 hereof.

The economic environment over the past few years has motivated changes in the consumption habits of the retail consumer which continues to impact our financial results. Economic uncertainty, tumultuous market conditions and low levels of consumer confidence have created changes in the type of products purchased by Harris Teeter customers and increased the competitive environment in Harris Teeter's primary markets. Harris Teeter competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as "neighborhood or supercenters" and "club and warehouse stores," specialty supermarkets and drug stores. Generally, Harris Teeter's markets continue to experience new store opening activity and increased feature pricing or everyday low prices by competitors. Harris Teeter utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for Harris Teeter customers. In addition, Harris Teeter differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service.

Harris Teeter has continued with its planned new store development program and has opened seven new stores and closed two stores for a net addition of five stores during fiscal 2011. During fiscal 2010, Harris Teeter opened 13 new stores and closed three stores for a net addition of 10 stores, and during fiscal 2009, Harris Teeter opened 15 new stores and closed two stores for a net addition of 13 stores. The reduction in new store growth activity was due to management's decision to delay new store openings, when possible, during the periods of economic uncertainty we have experienced in Harris Teeter's markets. Much of Harris Teeter's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. During the first quarter of fiscal 2011, Harris Teeter acquired 350,000 square feet of additional distribution capacity that is contiguous to its existing distribution facility in Greensboro, North Carolina. This represents an approximate 22% increase in the square footage of Harris Teeter's existing distribution facilities and was acquired to meet the company's continued growth.

Results of Operations

Discontinued Operations

On November 7, 2011, the Company completed the sale of all of its ownership interest in its thread manufacturing business, A&E. In connection with the sale of A&E, the Company recorded a pre-tax loss on sale of discontinued operations of $48.8 million in the fourth quarter of fiscal 2011. In addition, A&E's historical results of operations have been classified as discontinued operations for all periods presented.

The following table sets forth the consolidated operating profit components for Harris Teeter and for the holding company ("Corporate") for the 52 weeks ended October 2, 2011 (fiscal 2011), the 53 weeks ended October 3, 2010 (fiscal 2010) and the 52 weeks ended September 27, 2009 (fiscal 2009). The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2011		Fiscal 2010		Fiscal 2009		% Inc. (Dec.)
		% to Sales		% to Sales		% to Sales	11 vs 10	10 vs 09
Net Sales	$4,285,565	100.00	$4,099,353	100.00	$3,827,005	100.00	4.5	7.1
Cost of Sales	3,015,517	70.36	2,871,907	70.06	2,657,564	69.44	5.0	8.1
Gross Profit	1,270,048	29.64	1,227,446	29.94	1,169,441	30.56	3.5	5.0

SG&A Expenses
Harris Teeter	1,078,978	25.18	1,045,860	25.51	993,850	25.97	3.2	5.2
Corporate	10,364	0.24	4,730	0.12	7,477	0.20	119.1	(36.7)
Total	1,089,342	25.42	1,050,590	25.63	1,001,327	26.17	3.7	4.9

Operating Profit	180,706	4.22	176,856	4.31	168,114	4.39	2.2	5.2

Interest Expense, net	18,983	0.44	19,521	0.47	16,561	0.43	(2.8)	17.9
Net Investment Gains	19,392	0.45	310	0.01	746	0.02	n.m.	n.m.
Earnings From Continuing Operations Before Income Taxes	181,115	4.23	157,645	3.85	152,299	3.98	14.9	3.5
Income Tax Expense	69,657	1.63	58,993	1.44	58,702	1.53	18.1	0.5
Earnings From Continuing Operations	111,458	2.60	98,652	2.41	93,597	2.45	13.0	5.4

Earnings (Loss) From Discontinued Operations, Before Income Taxes	26,078		19,693		(14,110)
Income Tax Expense (Benefit)	9,816		6,304		(6,477)
Loss on Sale of Discontinued Operations, net of Taxes	(36,473)		-		-
Earnings (Loss) From Discontinued Operations	(20,211)		13,389		(7,633)

Net Earnings	$91,247		$112,041		$85,964

_______________

n.m. - not meaningful

Harris Teeter

Net sales increased 4.5% in fiscal 2011 and 7.1% in fiscal 2010 when compared to the respective prior years. The increase in sales in fiscal 2011 was attributable to incremental new store sales and an increase in comparable store sales. On a comparable week basis (reducing fiscal 2010 sales for the first week of the annual period), sales increased by 6.40% from fiscal 2010 to fiscal 2011. The increase in sales in fiscal 2010 was attributable to sales from incremental new stores and an extra week of operations. On a comparable week basis (reducing fiscal 2010 sales for the last week of the annual period), sales increased by 5.10% from fiscal 2009 to fiscal 2010. The fiscal 2010 sales increase was partially offset by a comparable store sales decline. During fiscal 2011, Harris Teeter opened seven new stores (one of which replaced an existing store) and closed two stores, for a net addition of five stores. During fiscal 2010, Harris Teeter opened 13 new stores (two of which replaced existing stores) and closed three stores, for a net addition of 10 stores. During fiscal 2009, Harris Teeter opened 15 new stores (two of which replaced existing stores) and closed two stores, for a net addition of 13 stores. The increase in sales from new stores exceeded the loss of sales from closed stores by $122.0 million in fiscal 2011, $238.2 million in fiscal 2010 and $225.4 million in fiscal 2009. Comparable store sales (see definition below) increased by 3.27% ($129.4 million) in fiscal 2011, decreased by 1.10% ($42.0 million) in fiscal 2010 and decreased by 1.49% ($53.1 million) in fiscal 2009. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. During fiscal 2011, Harris Teeter experienced an increase in customer visits, number of items sold and the average basket size. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.69%, evidencing a continued growing customer base in those stores. Store brand penetration, based on units sold, has also increased on a year over year basis. Store brand penetration based on units sold was 23.95% in fiscal 2011, as compared to 23.58% in fiscal 2010. Store brand penetration based on sales dollars was down 5 basis points year over year at 24.57% in fiscal 2011, as compared to 24.62% in fiscal 2010; however, the dollar penetration for the quarter improved year over year, coming in at 25.12% for the fourth quarter of fiscal 2011, as compared to 24.67% in the fourth quarter of fiscal 2010.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," Harris Teeter has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed upon the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period. Comparable store sales for fiscal 2011 was computed on a 52-week basis by reducing fiscal 2010 sales for the first week of the annual period and comparable store sales for fiscal 2010 was computed on a 53-week basis by adding an additional week of sales to fiscal 2009.

Gross profit as a percent to sales declined 30 basis points from fiscal 2010 to fiscal 2011 and declined 62 basis points from fiscal 2009 to fiscal 2010. The decrease in the gross profit margin from fiscal 2010 to fiscal 2011 was driven primarily by an increase in the LIFO charge recorded in fiscal 2011. Harris Teeter continued to drive sales through its promotional activity, which includes lowering the sales price on selected items (price investment) and resulted in a reduction in the gross profit margin by 2 basis points during fiscal 2011 and 71 basis points during fiscal 2010. The annual LIFO adjustment reduced gross profit by $11.1 million (0.26% to sales) in fiscal 2011, increased gross profit by $1.6 million (0.04% to sales) in fiscal 2010, and reduced gross profit by $4.4 million (0.12% to sales) in fiscal 2009.

Selling, general & administrative ("SG&A") expenses at Harris Teeter increased during fiscal 2011 and fiscal 2010 when compared to prior years, as a result of incremental store growth and its impact on associated operational costs such as labor, healthcare expense, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent to sales decreased 33 basis points in fiscal 2011 and 46 basis points in fiscal 2010, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and other cost control initiatives. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened in fiscal 2011 accounted for $28.6 million of the $33.1 million increase in total SG&A expenses from fiscal 2010 to fiscal 2011. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened in fiscal 2010 accounted for $45.0 million of the $52.0 million increase in total SG&A expenses from fiscal 2009 to fiscal 2010. Even though store labor and associated benefit costs increased, as a result of Harris Teeter's new store growth, there was a 29 basis point reduction in these costs as a percent to sales from fiscal 2010 to fiscal 2011 and a 23 basis point reduction from fiscal 2009 to fiscal 2010. Advertising and support department costs as a percent to sales also declined and represented a 5 basis point reduction between fiscal 2010 and 2011 and a 42 basis point reduction between fiscal 2009 and 2010. Included with SG&A expenses are pre-opening costs, which consist of pre-opening rent, labor and associated fringe benefits and recruiting and relocations costs incurred prior to a new store opening and amounted to $7.0 million (0.16% to sales) in fiscal 2011, $8.4 million (0.20% of sales) in fiscal 2010 and $14.4 million (0.37% of sales) in fiscal 2009. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

Corporate

Corporate SG&A expenses include a portion of compensation and benefits of holding company employees and certain other costs that have not historically been allocated to the operating companies. Corporate SG&A increased to $10.4 million in 2011 from $4.7 million in 2010. Corporate SG&A decreased $2.7 million in 2010 from 2009. As previously disclosed, Corporate SG&A expenses in fiscal 2010 were reduced by $3.9 million as a result of gains realized in connection with the exchange of the Company's corporate aircraft. Adjusting fiscal 2010 for the gains, Corporate SG&A expenses increased by $1.7 million as a result of increased depreciation expense on the corporate aircraft and lower earnings on company-owned life insurance.

Consolidated

Net interest expense (interest expense less interest income) decreased $0.5 million in fiscal 2011 from fiscal 2010 primarily as a result of lower interest on debt borrowings due to lower average outstanding borrowings. The reduction in interest expense on debt borrowings between fiscal 2010 and 2011 was offset, in part, by increased interest associated with capital leases. Net interest expense increased $3.0 million in fiscal 2010 from fiscal 2009 primarily as a result of increased interest associated with capital leases recorded at Harris Teeter.

Net investment gains for fiscal 2011 include a gain the Company realized upon the sale of its interest in a foreign investment company. As previously disclosed, the Company recorded a pre-tax gain of $19.5 million in the first quarter of fiscal 2011.

The effective consolidated income tax rate on continuing operations in fiscal 2011 was 38.5% as compared to 37.4% for fiscal 2010 and 38.5% for fiscal 2009. Income tax expense for fiscal 2011 included additional foreign taxes paid in connection with the investment gain discussed above and income tax expense for fiscal 2009 included adjustments made for an increase in the Company's state income taxes.

As a result of the items discussed above, earnings from continuing operations after tax was $111.5 million, or $2.28 per diluted share in fiscal 2011, as compared to $98.7 million, or $2.03 per diluted share in fiscal 2010 (a 53-week year) and $93.6 million, or $1.94 per diluted share in fiscal 2009. The after-tax gain on the sale of the Company's foreign investment increased fiscal 2011 earnings from continuing operations by $10.3 million, or $0.21 per diluted share.

The following table sets forth the historical operating results of A&E for the 52 weeks of fiscal 2011, the 53 weeks of fiscal 2010 and the 52 weeks of fiscal 2009, which have been reclassified as discontinued operations (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net Sales	$320,876	$301,097	$250,817
Cost of Sales	241,539	228,685	202,901
Gross Profit	79,337	72,412	47,916
SG&A Expenses	52,351	51,297	51,288
Goodwill Impairment	-	-	7,654
Long-Lived Asset Impairments	-	-	2,237
Operating Profit (Loss)	26,986	21,115	(13,263)
Interest Expense	380	421	732
Interest Income	(170)	(66)	(479)
Less Net Earnings Attributable to Noncontrolling Interest	698	1,067	594
Earnings (Loss) From Discontinued Operations	26,078	19,693	(14,110)
Income Tax Expense (Benefit)	9,816	6,304	(6,477)
Loss on Sale of Discontinued Operations, Net of $12,277 of
Income Tax Benefits	(36,473)	-	-
Earnings (Loss) From Discontinued Operations, Net of Taxes	$(20,211)	$13,389	$(7,633)

As previously disclosed, A&E recorded non-cash impairment charges during fiscal 2009 totaling $9.9 million related to its U.S. operating unit. Impairment charges included $7.7 million for the write-off of all of the goodwill associated with its U.S. acquisitions previously made in 1995 and 1996, and $2.2 million for the write-down of long-lived assets.

Outlook

The Company's operating performance and strong financial position provide the flexibility to continue with Harris Teeter's store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During fiscal 2012, Harris Teeter plans to open seven new stores (one of which will replace an existing store) and complete major remodels on twelve stores (six of which will be expanded in size). The fiscal 2012 new store openings are currently scheduled for three in the first quarter, three in the third quarter and one in the fourth quarter and will result in a 3.7% increase in retail square footage as compared to a 3.2% increase in fiscal 2011. Management will continue to evaluate Harris Teeter's capital expenditures during these times of economic uncertainty and will adjust its strategic plan accordingly. In addition, Harris Teeter routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

The new store program anticipates the continued expansion of Harris Teeter's existing markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal

Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development can impact the expected capital expenditures, sales and operating results.

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

In connection with the sale of A&E, the Company expects to incur additional expenses, primarily related to the settlement of the pension liability and other employee benefit plans that have not been finalized, but are expected to be recorded in the first quarter of fiscal 2012. The amount of these losses will include adjustments for the recognition of a pro-rata share of the pension plan's accumulated unrecognized net actuarial losses currently included in Accumulated Other Comprehensive Income and the impact from allocating existing plan assets under pension regulations. These non-cash charges are currently estimated to be approximately $66 million before tax and $40 million after tax, or $0.81 per diluted share. Additionally, adjustments for changes in the plan's funded status from the Company's fiscal year end until closing will be made and cannot presently be estimated.

The Company's management remains cautious in its expectations for fiscal 2012 due to the current economic environment and its impact on the Company's customers. Harris Teeter will continue to refine its merchandising strategies to respond to the changing shopping demands. The retail grocery market remains intensely competitive. Any operating improvement will be dependent on the Company's ability to increase Harris Teeter's market share, control costs and to effectively execute the Company's strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned subsidiary, Harris Teeter is engaged in the retail supermarket business. As previously noted, the Company was also engaged in the global manufacturing and distribution of industrial sewing threads, through its wholly-owned subsidiary, A&E. On November 7, 2011 the Company completed the sale all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP for $180 million in cash consideration, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. The Company has no material independent operations, nor material assets, other than the investment in Harris Teeter, as well as certain property and equipment, cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to Harris Teeter and is dependent upon income and associated cash flows from its operations.

The Company's principal source of liquidity has been cash generated from operating activities and borrowings available under the Company's credit facility. During fiscal 2011, the net cash provided by operating activities was $272.2 million, compared to $243.7 million during fiscal 2010 and $233.7 million during fiscal 2009. Investing activities during fiscal 2011 required net cash of $109.0 million, compared to $124.8 million during fiscal 2010 and $218.8 million during fiscal 2009. Investing activities during fiscal 2011 included Harris Teeter's sale of its ownership position in five investment properties along with one owned property which generated $22.6 million of cash and the Company's sale of a foreign investment which generated $21.6 million of cash. Historically, capital spending has been financed by cash provided by operating activities and supplemented with borrowings under the Company's credit facility. Financing activities during fiscal 2011 utilized $62.0 million of cash and included a net reduction of $20.0 million of borrowings under the Company's credit facility. Financing activity also includes $25.6 million for the payment of dividends in fiscal 2011, compared to $29.3 million in fiscal 2010 (consisting of 5 quarterly payments) and $17.5 million in fiscal 2009 (consisting of 3 quarterly payments).

During fiscal 2011, consolidated capital expenditures totaled $153.9 million. Harris Teeter's capital expenditures were $147.9 million in fiscal 2011, compared to $106.7 million in fiscal 2010 and $206.7 million in fiscal 2009. Aside from the $22.6 million Harris Teeter received from the sale of property discussed above, during fiscal 2011 Harris Teeter invested an additional $19.4 million and received an additional $19.7 million in connection with the development of certain of its new stores. As previously disclosed, fiscal 2010 capital expenditures included $21.5 million for the exchange of the corporate aircraft, which was partially offset by $14.4 million of proceeds from the sale of the old aircraft. Capital expenditures for Harris Teeter during fiscal 2012 are expected to total approximately $215 million. Harris Teeter anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2012, as well as in the foreseeable future. The Company has sufficient resources through internally generated funds, proceeds from the sale of A&E and borrowings available under the Company's credit facility to complete the planned capital investment. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in December 2012.

The Company's credit facility was entered into on December 20, 2007 with eleven banks and provides for a five-year revolving credit facility ("Revolving Credit Facility") in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012 ($20 million of which has been pre-paid). The credit agreement also provides for an optional increase of the Revolving Credit Facility by an additional amount of up to $100 million and two 1-year maturity extension options, both of which require the consent of the lenders. The amount which may be borrowed from time to time and the interest rate on any outstanding borrowings are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of October 2, 2011, the Company was in compliance with all financial covenants of the credit agreement and no borrowings were outstanding under the Revolving Credit Facility. Issued letters of credit reduce the amount available for borrowings under the Revolving Credit Facility and amounted to $28.3 million as of October 2, 2011. In addition to the $321.7 million of borrowings available under the Revolving Credit Facility as of October 2, 2011, the Company has the capacity to borrow up to an aggregate amount of $34.3 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of October 2, 2011, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the Revolving Credit Facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's Revolving Credit Facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Management expects that cash provided by operations and other sources of liquidity, such as the Company's Revolving Credit Facility and new sources of financing available to the Company, will be sufficient to meet these obligations on a short and long-term basis. The following table represents the scheduled maturities of the Company's contractual obligations as of October 2, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt (1)	$229,481	$10,042	$97,499	$15,270	$106,670
Operating Leases (1) (2)	1,462,782	97,621	199,646	196,961	968,554
Capital Lease Obligations (1) (2)	203,683	11,965	23,996	24,057	143,665
Purchase Obligations - Fixed Assets	38,121	38,121	-	-	-
Purchase Obligations - Service Contracts/Other	86,809	36,048	37,890	12,871	-
Unrecognized Tax Liability (3)	5,418	1,980	3,438	-	-
Other Long-Term Liabilities (4)	11,793	1,579	2,971	2,270	4,973
Total Contractual Cash Obligations	$2,038,087	$197,356	$365,440	$251,429	$1,223,862

_______________

(1)	For a more detailed description of the obligations see Notes 6 and 7 to the Consolidated Financial Statements in Item 8 hereof. Amounts represent total expected payments of principal and interest. Payment on variable interest debt is estimated using an interest rate of 2.2% applied to the outstanding balance.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. The obligations related to the closed store leases are discussed below. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	For a more detailed description of the obligation refer to Note 12 to the Consolidated Financial Statements in Item 8 hereof. The timing of payment, if any, for the unrecognized tax liability is not certain. However, we believe that we could possibly be assessed on the tax issues within the next three years.

(4)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company's consolidated balance sheets.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several sub-tenants with recourse. These leases expire over the next 10 years, and the future minimum lease payments of approximately $38.0 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by Harris Teeter, the approximate aggregate amounts due by year would be as follows: $7.9 million in fiscal 2012 (23 stores), $6.7 million in fiscal 2013 (18 stores), $5.8 million in fiscal 2014 (16 stores), $5.2 million in fiscal 2015 (12 stores), $4.3 million in fiscal 2016 (8 stores) and $8.1 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $28.3 million as of October 2, 2011.

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

Inventory Valuation

Merchandise inventory is valued at the lower of cost or market with the cost of a substantial portion of inventories being determined using the last-in, first-out (LIFO) method. Limited categories of inventories are valued on the first-in, first-out (FIFO) cost methods. LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation. The Company uses the "link chain" method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index. The Company generates an estimated internal index to "link" current costs to the original costs of the base years in which the Company adopted LIFO. The Company's determination of the LIFO index is driven by the change in current year costs, as well as the change in inventory quantities on hand. Under the LIFO valuation method at Harris Teeter, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities. These judgments and estimates significantly impact the ending inventory valuation at cost, as well as gross margin. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

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

Self-insurance Reserves for Workers' Compensation, Healthcare and General Liability

The Company is primarily self-insured for workers' compensation claims, healthcare claims and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis.

Actual workers' compensation claims, and general liability and automotive liability losses, are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss reserves. The open claims and initial loss reserves are subjected to examination by the Company's risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated reserve required for worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The Company measures the liabilities associated with claims for workers' compensation, general liability and automotive liability through the use of actuarial methods to project an estimate of ultimate cost for claims incurred. The estimated cost for claims incurred are discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management does not believe the likelihood is significant that existing worker compensation claims, general liability claims and automotive liability claims will be settled for materially higher amounts than those accrued.

The variety of healthcare plans available to employees are primarily self-insured. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported (IBNR) using an actuarial method of applying a development factor to the reported claims amount. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. Historical experience is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total healthcare cost accruals are reasonable and adequate to cover future payments on pre-existing claims.

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

Retirement Plans and Post-Retirement Benefit Plans

The Company maintains certain retirement benefit plans for substantially all full-time employees and supplemental retirement benefit plans for certain selected directors and officers of the Company and its subsidiaries. The qualified pension plan is a non-contributory, funded defined benefit plan, while the non-qualified supplemental retirement benefit plans are unfunded, defined benefit plans. The Company's current funding policy for its qualified pension plan is to contribute annually an amount in excess of the contributions required by regulatory authorities to meet minimum funding requirements, as determined by its actuaries to be effective in increasing the funding ratios and reducing the volatility of future contributions.

The Company has certain deferred compensation arrangements which allow or allowed in prior years its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. The Company may also, from time to time, make discretionary annual contributions into the Director Deferral Plan on behalf of its outside directors. These plans are unfunded. The Company utilizes a rabbi trust to hold assets set aside to pay the respective liabilities of these plans. For further disclosures regarding the Company's pension and deferred compensation plans, see the Note 13 to the Consolidated Financial Statements in Item 8 hereof.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company's exposure to market risks results primarily from changes in interest rates. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. As of October 2, 2011, the Company had two interest rate swap agreements accounted for as cash flow hedge derivatives.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's Senior Notes due at various dates through 2017 (which accounts for 97% of the Company's fixed interest debt obligations) (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Senior Notes	$-	$-	$-	$-	$-	$100,000	$100,000	$128,737
Weighted average interest rate	-	-	-	-	-	7.64%	7.64%

For a more detailed description of fair value of the Senior Notes, see Note 9 to the Consolidated Financial Statements in Item 8 hereof.

During fiscal 2009, the Company entered into two separate three-year interest rate swap agreements with an aggregate notional amount of $80 million. The swap agreements effectively fixed the interest rate on $80 million of the Company's term loan, of which $40 million is at 1.81% and $40 million is at 1.80%, excluding the applicable margin and associated fees. The fair value of these derivatives are recorded on the balance sheet at their respective fair value and amounted to a liability of $565,000 as of October 2, 2011. For a more detailed description of fair value of these agreements, see Note 8 to the Consolidated Financial Statements in Item 8 hereof.

Item 8. Financial Statements and Supplementary Data

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited the accompanying consolidated balance sheets of Ruddick Corporation and subsidiaries (the Company) as of October 2, 2011 and October 3, 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 2, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule "Valuation and Qualifying Accounts and Reserves." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 2, 2011 and October 3, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended October 2, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 2, 2011, based on criteria established in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)," and our report dated December 1, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Charlotte, North Carolina
December 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruddick Corporation:

We have audited Ruddick Corporation and subsidiaries' (the Company) internal control over financial reporting as of October 2, 2011, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2011, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruddick Corporation and subsidiaries as of October 2, 2011 and October 3, 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 2, 2011, and our report dated December 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Charlotte, North Carolina
December 1, 2011

CONSOLIDATED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	October 2,	October 3,
	2011	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$164,479	$60,107
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,471 and $2,390	47,088	47,872
Refundable Income Taxes	15,055	14,421
Inventories	287,137	272,025
Deferred Income Taxes	1,321	2,395
Prepaid Expenses and Other Current Assets	24,576	28,215
Current Assets of Discontinued Operations	220,017	122,835
Total Current Assets	759,673	547,870
Property
Land	20,168	18,901
Buildings and Improvements	220,442	208,982
Machinery and Equipment	840,118	842,625
Leasehold Improvements	816,675	767,472
Total, at Cost	1,897,403	1,837,980
Accumulated Depreciation and Amortization	877,935	840,425
Property, Net	1,019,468	997,555
Investments	112,556	116,615
Intangible Assets	13,609	13,944
Other Long-Term Assets	79,118	73,371
Long-Term Assets of Discontinued Operations	-	144,316
Total Assets	$1,984,424	$1,893,671
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$3,902	$10,775
Accounts Payable	252,859	210,875
Accrued Compensation	63,236	56,750
Other Current Liabilities	87,805	83,651
Current Liabilities of Discontinued Operations	71,571	41,434
Total Current Liabilities	479,373	403,485
Long-Term Debt and Capital Lease Obligations	283,428	295,321
Deferred Income Taxes	19,674	3,580
Pension Liabilities	113,617	160,147
Other Long-Term Liabilities	113,250	103,663
Long-Term Liabilities of Discontinued Operations	-	28,552
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 2011 - 49,147,817; 2010 - 48,901,482	104,211	98,285
Retained Earnings	984,535	918,843
Accumulated Other Comprehensive Loss	(100,423)	(106,235)
Accumulated Other Comprehensive Loss of Discontinued Operations	(19,048)	(18,444)
Total Equity of Ruddick Corporation	969,275	892,449
Noncontrolling Interest of Discontinued Operations	5,807	6,474
Total Equity	975,082	898,923
Total Liabilities and Equity	$1,984,424	$1,893,671

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except per share data)

	52 Weeks Ended October 2, 2011	53 Weeks Ended October 3, 2010	52 Weeks Ended September 27, 2009
Net Sales	$4,285,565	$4,099,353	$3,827,005
Cost of Sales	3,015,517	2,871,907	2,657,564
Selling, General and Administrative Expenses	1,089,342	1,050,590	1,001,327
Operating Profit	180,706	176,856	168,114
Interest Expense	19,116	19,708	16,574
Interest Income	(133)	(187)	(13)
Net Investment Gain	(19,392)	(310)	(746)
Earnings From Continuing Operations Before Income Taxes	181,115	157,645	152,299
Income Tax Expense	69,657	58,993	58,702
Earnings From Continuing Operations	111,458	98,652	93,597
Earnings (Loss) From Discontinued Operations	26,078	19,693	(14,110)
Income Tax Expense (Benefit)	9,816	6,304	(6,477)
Loss on Sale of Discontinued Operations, Net of $12,277 of
Income Tax Benefits	(36,473)	-	-
Earnings (Loss) From Discontinued Operations, Net of Income Tax	(20,211)	13,389	(7,633)
Net Earnings	$91,247	$112,041	$85,964

Earnings (Loss) Per Share - Basic:
Continuing Operations	$2.30	$2.05	$1.95
Discontinued Operations	$(0.42)	$0.28	$(0.16)

Earnings (Loss) Per Share - Diluted:
Continuing Operations	$2.28	$2.03	$1.94
Discontinued Operations	$(0.41)	$0.28	$(0.16)

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,469	48,215	47,964
Diluted	48,852	48,600	48,337

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity
Balance as of September 28, 2008	48,278,136	$83,252	$767,562	$(27,655)	$823,159	$6,624	$829,783
Comprehensive Income:
Net earnings	-	-	85,964	-	85,964	594	86,558
Unrealized loss on cash flow hedge, net of tax benefits of $231	-	-	-	(354)	(354)	-	(354)
Postemployment benefits adjustment, net of tax benefits of $181	-	-	-	(309)	(309)	-	(309)
Pension adjustment, tax benefits of $50,535	-	-	-	(78,640)	(78,640)	-	(78,640)
Foreign currency translation adjustment, net of $400 for taxes	-	-	-	(1,566)	(1,566)	(87)	(1,653)
Total Comprehensive Income					5,095	507	5,602
Dividends ($0.48 a share)	-	-	(23,290)	-	(23,290)	-	(23,290)
Exercise of stock options, including tax benefits of $482	104,199	2,080	-	-	2,080	-	2,080
Share-based compensation	206,259	5,722	-	-	5,722	-	5,722
Shares effectively purchased and retired for withholding taxes	(43,514)	(1,176)	-	-	(1,176)	-	(1,176)
Distributions to noncontrolling interest	-	-	-	-	-	(358)	(358)
Balance as of September 27, 2009	48,545,080	89,878	830,236	(108,524)	811,590	6,773	818,363
Comprehensive Income:
Net earnings	-	-	112,041	-	112,041	1,067	113,108
Unrealized loss on cash flow hedge, net of tax benefits of $319	-	-	-	(656)	(656)	-	(656)
Postemployment benefits adjustment, net of tax benefits of $59	-	-	-	(114)	(114)	-	(114)
Pension liability adjustment, net of tax benefits of $10,060	-	-	-	(15,628)	(15,628)	-	(15,628)
Foreign currency translation adjustment, net of $333 for taxes	-	-	-	243	243	44	287
Total Comprehensive Income					95,886	1,111	96,997
Dividends ($0.48 a share)	-	-	(23,434)	-	(23,434)	-	(23,434)
Exercise of stock options, including tax benefits of $1,366	257,741	5,320	-	-	5,320	-	5,320
Share-based compensation	204,423	6,104	-	-	6,104	-	6,104
Shares effectively purchased and retired for withholding taxes	(50,462)	(1,375)	-	-	(1,375)	-	(1,375)
Shares purchased and retired	(55,300)	(1,491)	-	-	(1,491)	-	(1,491)
Directors stock plan	-	14	-	-	14	-	14
Acquisition from noncontrolling interest	-	(165)	-	-	(165)	(1,264)	(1,429)
Distributions to noncontrolling interest	-	-	-	-	-	(146)	(146)
Balance as of October 3, 2010	48,901,482	98,285	918,843	(124,679)	892,449	6,474	898,923

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity
Balance as of October 3, 2010	48,901,482	98,285	918,843	(124,679)	892,449	6,474	898,923
Comprehensive Income:
Net earnings	-	-	91,247	-	91,247	698	91,945
Unrealized gain on cash flow hedge, net of $271 for taxes	-	-	-	487	487	-	487
Postemployment benefits adjustment, net of $13 for taxes	-	-	-	39	39	-	39
Pension liability adjustment, net of $3,222 for taxes	-	-	-	5,060	5,060	-	5,060
Foreign currency translation adjustment, including $146 for taxes	-	-	-	(378)	(378)	236	(142)
Total Comprehensive Income					96,455	934	97,389
Dividends ($0.52 a share)	-	-	(25,555)	-	(25,555)	-	(25,555)
Exercise of stock options, including tax benefits of $1,157	38,256	1,779	-	-	1,779	-	1,779
Share-based compensation	273,844	8,073	-	-	8,073	-	8,073
Shares effectively purchased and retired for withholding taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors stock plan	-	3	-	-	3	-	3
Acquisition from noncontrolling interest	-	(1,444)	-	-	(1,444)	(806)	(2,250)
Distributions to noncontrolling interest	-	-	-	-	-	(795)	(795)
Balance as of October 2, 2011	49,147,817	$104,211	$984,535	$(119,471)	$969,275	$5,807	$975,082

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	October 2,	October 3,	September 27,
	2011	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$91,247	$112,041	$85,964
Non-Cash Items Included in Net Income:
Depreciation and Amortization	140,717	135,338	125,487
Deferred Income Taxes	18,939	45,628	10,393
Net Gain on Property Sales	(20,712)	(5,802)	(792)
Loss on Sale of Discontinued Operations	36,473	-	9,891
Share-Based Compensation	8,073	6,104	5,722
Other, Net	(7,219)	(6,569)	(2,652)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(852)	(19,015)	11,470
Inventories	(19,971)	(10,194)	1,833
Prepaid Expenses and Other Current Assets	6,311	(1,408)	(6,769)
Accounts Payable	37,688	(456)	(9,196)
Other Current Liabilities	19,218	(6,222)	5,550
Other Long-Term Operating Accounts	(39,097)	(7,301)	(4,102)
Dividends Received	1,431	1,553	940
Net Cash Provided by Operating Activities	272,246	243,697	233,739
INVESTING ACTIVITIES:
Capital Expenditures	(153,916)	(132,130)	(209,203)
Purchase of Other Investments	(19,435)	(21,298)	(16,980)
Proceeds from Sale of Property	67,760	25,580	5,944
Return of Partnership Investments	-	3,364	3,152
Investments in COLI, Net of Proceeds from Death Benefits	(1,073)	158	(702)
Other, Net	(2,306)	(488)	(996)
Net Cash Used in Investing Activities	(108,970)	(124,814)	(218,785)
FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt Borrowings	(2,427)	941	(3,836)
Net (Payments on) Proceeds from Revolver Borrowings	-	(52,900)	23,900
Proceeds from Long-Term Debt Borrowings	-	5,319	1,652
Payments on Long-Term Debt and Capital Lease Obligations	(32,195)	(9,450)	(12,212)
Dividends Paid	(25,555)	(29,259)	(17,465)
Proceeds from Stock Issued	622	3,954	1,598
Share-Based Compensation Tax Benefits	1,157	1,366	482
Shares Effectively Purchased and Retired for Withholding Taxes	(2,485)	(1,375)	(1,176)
Purchase and Retirement of Common Stock	-	(1,491)	-
Other, Net	(1,096)	53	135
Net Cash (Used in) Provided by Financing Activities	(61,979)	(82,842)	(6,922)
Increase in Cash and Cash Equivalents	101,297	36,041	8,032
Effect of Foreign Currency Fluctuations on Cash	(107)	261	(481)
Cash and Cash Equivalents at Beginning of Year	73,612	37,310	29,759
Cash and Cash Equivalents at End of Year	$174,802	$73,612	$37,310

Cash and Cash Equivalents of Continuing Operations	$164,479	$60,107	$27,493
Cash and Cash Equivalents of Discontinued Operations	10,323	13,505	9,817
Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	19,416	19,422	17,360
Income Taxes	44,470	28,214	43,588
Non-Cash Activity - Assets Acquired under Capital Leases	12,144	28	30,034
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

Basis of Presentation - Discontinued Operations

On November 7, 2011, the Company completed the sale of all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The purchase price was $180 million in cash consideration, subject to adjustments for working capital and certain liabilities, including under funded pension liabilities and foreign debt. As a result of the sale subsequent to the fiscal year ended October 2, 2011, A&E's operating results and assets and liabilities have been classified as discontinued operations in the Company's Consolidated Balance Sheets and Statements of Consolidated Operations.

Operations

The Company operates one primary business segment, retail grocery (including related real estate and store development activities) - through its wholly-owned subsidiary Harris Teeter. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, and the District of Columbia.

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

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to September 30. However, the Company's Harris Teeter subsidiary's fiscal periods end on the Tuesday following the Company's fiscal period end. Fiscal year 2011 includes the 52 weeks ended October 2, 2011 (October 4, 2011 for Harris Teeter), fiscal year 2010 includes the 53 weeks ended October 3, 2010 (October 5, 2010 for Harris Teeter), and fiscal year 2009 includes the 52 weeks ended September 27, 2009 (September 29, 2009 for Harris Teeter).

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Inventories

The Company's inventories are valued at the lower of cost or market with the cost of substantially all inventories being determined using the last-in, first-out (LIFO) method. Limited categories of inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods. Under the LIFO valuation method, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. LIFO indices are developed approximately one month prior to year end except for inventory held at Harris Teeter's distribution facilities which are developed at year end. The annual LIFO measurement is achieved by applying the indices to the actual inventory on hand as of year end.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income. Property categories include $54,411,000 and $29,933,000 of accumulated costs for construction in progress as of October 2, 2011 and October 3, 2010, respectively.

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

Investments

The Company's Harris Teeter subsidiary invests in certain real estate development projects, with a managing partner or partners and members of the project, in which Harris Teeter either operates or plans to operate a supermarket. Generally, all major decisions regarding Harris Teeter's investments are shared between all members. In particular, the use and sale of investments, business plans and budgets are generally required to be approved by all members. Generally, the managing partner receives fees for services that are believed to be at market. These investments, depending on the state of development, are accounted for either under the equity method of accounting or at cost.

The Company evaluates its investments using specific criteria to determine whether the Company will absorb the majority of the expected losses or receive a majority of the residual returns, and is the primary beneficiary. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, guarantees by members, fees paid to a partner and voting rights.

The Company continues to hold certain equity interest in a few emerging growth companies as a result of investments made in certain venture capital funds during prior years. As stated below, these investments are carried at the lower of cost or market. As a result of distributions, market write-downs and disposals over the past several years, the recorded aggregate value of these investments have been effectively reduced to zero.

Real estate and other investments are carried at the lower of cost or market and are periodically reviewed for potential impairment as discussed above. Investments accounted for under the equity method totaled $64,680,000 and $62,209,000 as of October 2, 2011 and October 3, 2010, respectively. Investments accounted for under the cost method totaled $47,876,000 and $54,406,000 as of October 2, 2011 and October 3, 2010, respectively.

Other Intangibles

Other intangibles with indefinite lives are tested for impairment at least annually, or more frequently, if circumstances indicate a potential impairment. Intangible assets with finite, measurable lives are amortized over their respective useful lives until they reach their estimated residual values, and are reviewed for impairment along with other long-lived assets as discussed above.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Insurance

The Company utilizes a combination of self-insured retention and high-deductible programs for workers' compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company determines the estimated reserve required for worker compensation claims, general liability and automotive liability by first analyzing the costs of claims incurred and then adjusts such estimates through actuarial methods to project the ultimate cost for claims incurred. The estimated total expected costs of claims includes an estimate for claims incurred but not reported (IBNR) and is discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability.

The Company records an accrual for the estimated amount of self-insured healthcare IBNR claims. These reserves are recorded based on historical experience, which is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

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

Harris Teeter enters into purchase commitments for a portion of the fuel utilized in its distribution operations. Harris Teeter expects to take delivery of and to utilize these resources in a reasonable period of time and in the conduct of normal business. Accordingly, these fuel purchase commitments qualify as normal purchases. Harris Teeter also utilizes derivative financial instruments to hedge its exposure in the price variations of fuel. In addition, from time to time Harris Teeter will enter into commodity forward contracts related to the purchase of ingredients used in production processes. These contracts generally qualify for the normal purchase exception under guidance for derivative instruments and hedging activity.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy "the valuation hierarchy" that prioritizes the information used in measuring fair value is as follows:

•Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

•Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

•Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Revenue Recognition

Revenue is recognized at the point of sale to the customers.

Cost of Sales

The major components of cost of sales are (a) the cost of products sold determined under the Retail Inventory Method (see "Inventories" above) reduced by purchase cash discounts and vendor purchase allowances and rebates, (b) the cost of various sales promotional activities reduced by vendor promotional allowances, and reduced by cooperative advertising allowances to the extent an advertising allowance exceeds the cost of the advertising, (c) the cost of product waste, including, but not limited to, physical waste and theft, (d) the cost of product distribution, including warehousing, freight and delivery, and (e) any charges, or credits, associated with LIFO reserves and reserves for obsolete and slow moving inventories. Additionally, the costs of production of product sold by the dairy operation to outsiders are included in cost of sales in the period in which the sales are recognized in revenues.

Selling, General and Administrative Expenses

The major components of selling, general and administrative expenses are (a) the costs associated with store operations, including store labor and training, fringe benefits and incentive compensation, supplies and maintenance, regional and district management and store support, store rent and other occupancy costs, property management and similar costs, (b) advertising costs, (c) shipping and handling costs, excluding freight, warehousing and distribution costs, (d) merchandising and purchasing department staffing, supplies and associated costs, (e) customer service and support, and (f) the costs of maintaining general and administrative support functions, including, but not limited to, personnel administration, finance and accounting, treasury, credit, information systems, marketing, and environmental, health and safety, based on appropriate classification under generally accepted accounting principles.

Advertising

Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $624,000, $1,845,000 and $1,972,000 in fiscal 2011, 2010 and 2009, respectively. Net advertising expenses of $20,071,000, $21,700,000 and $23,858,000 were included in the Company's results of operations for fiscal 2011, 2010 and 2009, respectively.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders' equity. The components of accumulated other comprehensive loss, net of taxes as of October 2, 2011, October 3, 2010 and September 27, 2009 consisted of the following (in thousands):

	2011	2010	2009
Accumulated unrecognized losses for minimum pension liabilities	$99,789	$104,992	$91,233
Accumulated unrecognized losses for postemployment liabilities	111	233	131
Accumulated unrecognized losses on cash flow hedges	523	1,010	354
Total accumulated other comprehensive loss, net of taxes	$100,423	$106,235	$91,718

Cash Flows

A portion of the discontinued operations are denominated in currencies other than the U.S. dollar. This created an exposure to foreign currency exchange rates. The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant.

Reclassifications

To conform with classifications used in the current year, the financial statements for the prior year reflect certain reclassifications.

2. INVENTORIES

Inventories are valued at the lower of cost or market with the cost of a substantial portion of inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $39,415,000 and $28,356,000 less than the first-in, first-out (FIFO) cost method as of October 2, 2011 and October 3, 2010, respectively. Limited categories of inventories that are valued on the FIFO cost method totaled $47,152,000 and $40,416,000 at the end of fiscal 2011 and fiscal 2010, respectively.

The following table summarizes the components of inventories as of October 2, 2011 and October 3, 2010 (in thousands):

	2011	2010
Finished Goods	$283,699	$269,034
Raw Materials	3,438	2,991
Total Inventories	$287,137	$272,025

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3. COMPANY OWNED LIFE INSURANCE (COLI)

The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company's consolidated balance sheets. The cash value of the Company's life insurance policies were $64,374,000 as of October 2, 2011 and $61,228,000 as of October 3, 2010, and no policy loans were outstanding at either date.

4. INTANGIBLE ASSETS

The carrying amount of intangible assets as of October 2, 2011 and October 3, 2010 was as follows (in thousands):

	2011	2010
Acquired favorable operating leases	$18,170	$18,170
Pharmacy Scripts	602	-
Total amortizing intangibles	18,772	18,170
Accumulated amortization	(5,163)	(4,226)
Total intangible assets, net of accumulated amortization	$13,609	$13,944

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $937,000, $870,000 and $870,000 in fiscal years 2011, 2010, and 2009, respectively. Amortizing intangible assets have remaining useful lives from three to 21 years. Projected amortization expense for intangible assets existing as of October 2, 2011 is: $1,071,000, $1,071,000, $1,004,000, $870,000 and $870,000 for fiscal years 2012, 2013, 2014, 2015 and 2016, respectively.

5. DISCONTINUED OPERATIONS

On November 7, 2011, the Company completed the sale of all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The purchase price was $180 million in cash consideration, subject to adjustments for working capital and certain liabilities, including under funded pension liabilities and foreign debt. In connection with the sale, the Company recorded a pre-tax loss on sale of discontinued operations of $48.8 million in the fourth quarter of fiscal 2011. In addition, A&E's operating results and assets and liabilities have been classified as discontinued operations in the Company's Statements of Consolidated Operations and Consolidated Balance Sheets, respectively.

The major classes of assets and liabilities of the discontinued operations that are included in the Company's Consolidated Balance Sheets as of October 2, 2011 and October 3, 2010 were as follows (in thousands):

	2011	2010
Cash and Cash Equivalents	$10,323	$13,505
Accounts Receivable, Net of Allowance For Doubtful Accounts of $899 and $1,083	52,137	51,535
Refundable Income Taxes	100	3,162
Inventories	51,967	48,480
Deferred Income Taxes	522	464
Prepaid Expenses and Other Current Assets	6,219	5,689
Current Assets of Discontinued Operations	$121,268	$122,835

Property, Net	$64,834	$70,252
Investments	63,652	58,118
Deferred Income Taxes	837	3,324
Goodwill	515	515
Intangible Assets	6,468	7,490
Other Long-Term Assets	4,698	4,617
Impairment Reserve	(42,255)	-
Long-Term Assets of Discontinued Operations	$98,749	$144,316

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2011	2010
Notes Payable	$3,674	$6,785
Current Portion of Long-Term Debt and Capital Lease Obligations	469	1,260
Accounts Payable	17,400	17,873
Federal and State Income Taxes	973	816
Accrued Compensation	7,563	7,352
Deferred Income Taxes	548	781
Other Current Liabilities	6,900	6,567
Current Liabilities of Discontinued Operations	$37,527	$41,434

Long-Term Debt and Capital Lease Obligations	$318	$810
Deferred Income Taxes	3,711	488
Pension Liabilities	27,735	25,298
Other Long-Term Liabilities	2,280	1,956
Long-Term Liabilities of Discontinued Operations	$34,044	$28,552

Accumulated Other Comprehensive Loss of Discontinued Operations	$19,048	$18,444
Noncontrolling Interest of Discontinued Operations	$5,807	$6,474

The following table sets forth the historical operating results of A&E for the 52 weeks of fiscal 2011, the 53 weeks of fiscal 2010 and the 52 weeks of fiscal 2009, which have been reclassified as discontinued operations (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net Sales	$320,876	$301,097	$250,817
Cost of Sales	241,539	228,685	202,901
Gross Profit	79,337	72,412	47,916
SG&A Expenses	52,351	51,297	51,288
Goodwill Impairment	-	-	7,654
Long-Lived Asset Impairments	-	-	2,237
Operating Profit (Loss)	26,986	21,115	(13,263)
Interest Expense	380	421	732
Interest Income	(170)	(66)	(479)
Less Net Earnings Attributable to Noncontrolling Interest	698	1,067	594
Earnings (Loss) From Discontinued Operations	26,078	19,693	(14,110)
Income Tax Expense (Benefit)	9,816	6,304	(6,477)
Loss on Sale of Discontinued Operations, Net of $12,277 of
Income Tax Benefits	(36,473)	-	-
Earnings (Loss) From Discontinued Operations, Net of Taxes	$(20,211)	$13,389	$(7,633)

As previously disclosed, A&E recorded non-cash impairment charges during fiscal 2009 totaling $9.9 million related to its U.S. operating unit. Impairment charges included $7.7 million for the write-off of all of the goodwill associated with its U.S. acquisitions previously made in 1995 and 1996, and $2.2 million for the write-down of long-lived assets.

6. LEASES

The Company leases certain equipment under agreements expiring during the next 3 years. Harris Teeter leases most of its stores under leases that expire during the next 25 years. It is expected that such leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 10 years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for the last three fiscal years was as follows (in thousands):

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2011	2010	2009
Minimum, net of sublease income	$94,901	$94,336	$92,145
Contingent	1,252	1,401	1,688
Total	$96,153	$95,737	$93,833

Future minimum lease commitments (excluding leases assigned - see below) and total minimum sublease rental income to be received under non-cancelable subleases at October 2, 2011 were as follows (in thousands):

	Operating		Capital
Fiscal Year	Leases	Subleases	Leases
2012	$97,621	$(1,063)	$11,965
2013	99,860	(925)	11,980
2014	99,786	(849)	12,016
2015	100,786	(484)	12,004
2016	96,175	(203)	12,053
Later years	968,554	(126)	143,665
Total minimum lease obligations (receivables)	$1,462,782	$(3,650)	203,683
Amount representing interest			(99,358)
Present value of net minimum obligation (included with long-term debt)			$104,325

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several sub-tenants with recourse. These leases expire over the next 10 years and the future minimum lease payments totaling $38,001,000 over this period have been assumed by these sub-tenants.

7. LONG-TERM DEBT

On December 20, 2007, the Company and eleven banks entered into a credit agreement that provides for a five-year revolving credit facility in the aggregate amount of up to $350 million and a non-amortizing term loan of $100 million due December 20, 2012 ($20 million of which has been prepaid). The credit agreement also provides for an optional increase of the revolving credit facility by an additional amount of up to $100 million and two one-year maturity extension options, both of which require consent of the lenders. Outstanding borrowings under the credit agreement bear interest at a variable rate based on a reference to: rates on federal funds transactions with members of the Federal Reserve System or the prime rate in effect on the interest determination date; the LIBOR Market Index Rate; or, the LIBOR Rate, each plus an applicable margin. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the credit agreement. The more significant of the financial covenants which the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. Issued letters of credit reduce the amount available for borrowings under the revolving credit facility and amounted to $28,252,000 as of October 2, 2011. The Company is charged a variable commitment fee on the amount available for borrowings, which was $321,748,000 as of October 2, 2011. The commitment fee rate applied to the net unused balance was 0.090%, per annum for fiscal 2011 and fiscal 2010, and 0.120% for fiscal 2009.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. The most restrictive of these covenants is a consolidated maximum leverage ratio and a minimum fixed charge coverage ratio as defined in the Company's credit agreement. As of October 2, 2011, the amount of additional debt that could be incurred within the limitations of the debt covenants exceeded the additional borrowings available under the revolving credit facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's revolving credit facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Long-term debt as of October 2, 2011 and October 3, 2010 was as follows (in thousands):

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2011	2010
7.72% Senior Note due April, 2017	$50,000	$50,000
7.55% Senior Note due July, 2017	50,000	50,000
6.48% Senior Note due $7,143 annually through March, 2011	-	7,143
Bank Term Loan due December, 2012, variable interest (0.87% and 1.04% at October 2, 2011 and October 3, 2010, respectively)	80,000	100,000
Capital Lease Obligations	104,325	94,653
Other Obligations	3,005	4,300
Total	287,330	306,096
Less Current Portion	3,902	10,775
Total Long-Term Debt	$283,428	$295,321

Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2012 - $3,872,000; 2013 - $84,058,000; 2014 - $4,295,000; 2015 - $3,539,000; 2016 - $3,866,000.

Total interest expense, net of amounts capitalized, on debt and capital lease obligations was $19,116,000, $19,478,000 and $16,941,000 for fiscal 2011, 2010 and 2009, respectively. Capitalized interest totaled $632,000, $624,000 and $2,881,000 for fiscal 2011, 2010 and 2009, respectively.

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

In the third quarter of fiscal 2010, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 168,000 gallons of fuel at $2.085 to $2.60 per gallon and the purchase of 588,000 gallons between $2.12 and $2.60 per gallon, excluding shipping, handling and taxes. The options expired on October 31, 2010 and were deemed to be net purchase options which are designated as a cash flow hedge.

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

In the fourth quarter of fiscal 2011, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,218,000 gallons of fuel at $2.77 to $3.13 per gallon, excluding shipping, handling and taxes. The options begin on December 1, 2011 and expire on May 31, 2012 and are deemed to be net purchase options which are designated as a cash flow hedge.

In the fourth quarter of fiscal 2011, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,260,000 gallons of fuel at $2.50 to $2.875 per gallon, excluding shipping, handling and taxes. The options begin on June 1, 2012 and expire on November 30, 2012 and are deemed to be net purchase options which are designated as a cash flow hedge.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of October 2, 2011:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$565	$-	$565	$-
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	$16	$-	$16	$-
Net purchase options (included with Accounts Payable on the balance sheet)	$276	$-	$276	$-

Fair Value Measurement as of October 3, 2010:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$1,654	$-	$1,654	$-

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the year ended October 2, 2011.

The pre-tax unrealized losses associated with the cash flow hedges for the fiscal years were as follows (in thousands):

	2011	2010	2009
Unrealized loss recorded in other comprehensive income	$758	$975	$585

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt is equal to its carrying amount. The estimated fair value of the Company's Senior Notes due at various dates through 2017 (which accounts for 97% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's Senior Notes and its carrying amount outstanding as of October 2, 2011 and October 3, 2010 is as follows (in thousands):

	2011	2010
Senior Notes - estimated fair value	$128,737	$133,751
Senior Notes - carrying amount	100,000	107,143

10. CAPITAL STOCK

The capital stock of the Company authorized as of September 28, 2008 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock. No shares of Preference Stock or Additional Preferred Stock were issued or outstanding as of October 2, 2011 or October 3, 2010.

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management's discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company's common stock for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. Pursuant to this plan, the Company purchased and retired 55,300 shares at a total cost of $1.5 million, or an average price of $26.97 per share during fiscal 2010. There were no stock purchases in fiscal 2011 or fiscal 2009.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

11. STOCK OPTIONS AND STOCK AWARDS

As of October 2, 2011, the Company had various equity incentive plans, which were approved by the Company's shareholders and authorized the issuance of the Company's common stock pursuant thereto. Currently the Company grants equity awards under the Ruddick Corporation 2011 Incentive Compensation Plan, which was approved by the Company's shareholders in February 2011. After such time, no awards were granted under the Company's prior equity incentive plans, including without limitation the Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan (and the Addendum thereto) and the Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan Prior Plans, although outstanding awards previously granted under such prior plans will continue in effect in accordance with the terms and conditions of those plans. As of October 2, 2011, the Company may grant additional options or stock awards and performance shares in the amount of 2.6 million shares.

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

Stock awards are being expensed ratably over the employees' five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards totaled $8,073,000, $6,104,000 and $5,710,000 for fiscal years 2011, 2010 and 2009, respectively. The remaining unamortized expense as of October 2, 2011 is $10,920,000, with a weighted average recognition period of 1.63 years.

Amortization of compensation costs related to stock options ceased at the end of the first quarter of fiscal 2009, since all outstanding options had become fully vested and no options were granted in fiscal 2011, 2010 or 2009. Compensation expense related to stock options totaled $12,000 for fiscal year 2009.

A summary of the status of the Company's restricted stock awards as of October 2, 2011, October 3, 2010 and September 27, 2009, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

Stock Awards	October 2, 2011		October 3, 2010		September 27, 2009
	Shares	WAGFV	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	706	28.52	667	29.02	589	30.34
Granted	298	38.44	272	26.68	268	26.54
Vested	(191)	28.29	(168)	28.03	(129)	26.97
Forfeited	(16)	30.34	(65)	27.22	(61)	35.18
Non-vested at end of period	797	32.25	706	28.52	667	29.02

The total fair value of stock awards that vested during fiscal years 2011, 2010 and 2009 was $5,388,000, $4,705,000, and $3,514,000, respectively.

A summary of the status of the Company's stock option plans as of October 2, 2011, October 3, 2010, and September 27, 2009, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2011		2010		2009
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	104	$17.86	373	$16.49	483	$16.40
Exercised	(37)	16.25	(269)	15.96	(110)	16.07
Outstanding and exercisable at end of year	67	$18.77	104	$17.86	373	$16.49

As of October 2, 2011, all outstanding stock options were exercisable and the price per share ranged from $14.39 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions are included in the Consolidated Statements of Shareholders' Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised. The aggregate intrinsic value of stock options outstanding and exercisable at

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

October 2, 2011 and October 3, 2010 was $1,345,000 and $1,776,000, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2011, 2010 and 2009 was $876,000, $4,143,000, and $1,153,000, respectively.

12. INCOME TAXES

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The U.S. federal statute of limitations remains open for the fiscal year 2007 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.

The provision for income taxes from continuing operations consisted of the following (in thousands):

	2011	2010	2009
Current:
Federal	$38,211	$8,572	$35,506
State and Other	12,949	3,263	6,317
	51,160	11,835	41,823
Deferred:
Federal	17,834	40,874	13,400
State and Other	663	6,284	3,479
	18,497	47,158	16,879
Provision for Income Taxes from Continuing Operations	$69,657	$58,993	$58,702

Income tax expense from continuing operations differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2011	2010	2009
Income tax on pre-tax income at the statutory federal rate of 35%	$63,390	$55,176	$53,305
Increase (decrease) attributable to:
State and other income taxes, net of federal income tax benefit	8,604	5,997	6,854
Tax credits	(1,081)	(613)	(570)
Employee Stock Ownership Plan (ESOP)	(583)	(604)	(666)
COLI	(803)	(1,225)	(823)
Other items, net	130	262	602
Income tax expense	$69,657	$58,993	$58,702

The tax effects of temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities as of October 2, 2011 and October 3, 2010 are as follows (in thousands):

	2011	2010
Deferred Tax Assets:
Employee benefits	$44,380	$51,739
Rent obligations	23,034	23,395
Reserves not currently deductible	17,163	15,885
Vendor allowances	6,782	7,404
Other	6,142	3,709
Total deferred tax assets	$97,501	$102,132

Deferred Tax Liabilities:
Property, plant and equipment	$(102,135)	$(93,868)
Inventories	(14,534)	(8,796)
Other	815	(653)
Total deferred tax liabilities	$(115,854)	$(103,317)

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of October 2, 2011, the Company had approximately $2,438,000 of state cumulative net operating loss carryforwards, which will begin to expire in fiscal 2020. A valuation allowance of $67,000 and $54,000 is included with deferred income taxes as of October 2, 2011 and October 3, 2010, respectively. The valuation allowance increased by $13,000 from fiscal 2010 to fiscal 2011, decreased by $54,000 from fiscal 2009 to fiscal 2010 and increased by $40,000 from fiscal 2008 to fiscal 2009. The allowance was developed based upon the uncertainty of the realization of certain state deferred tax assets related to net operating losses. Although realization is not assured for the remaining deferred tax assets, it is considered more likely than not that the deferred tax assets will be realized through future taxable earnings.

The following table provides a reconciliation of the unrecognized tax liability for fiscal years 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Gross taxes at beginning of year	$4,104	$3,956	$5,036
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	1,396	876	510
Reductions for tax positions of prior years	(1,162)	(728)	(1,590)
Reductions for settlements	-	-	-
Reductions for deposits made	-	-	-
Gross taxes at end of year	4,338	4,104	3,956
Accumulated interest	1,322	1,347	1,239
Federal tax benefit of state income tax deduction	(242)	(229)	(192)
Balance included in the Consolidated Balance Sheets at end of year	$5,418	$5,222	$5,003

Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the above positions would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

13. EMPLOYEE BENEFIT PLANS

The Company maintains various retirement benefit plans for substantially all full-time employees of the Company and its subsidiaries. These plans include the Ruddick Retirement and Savings Plan ("Savings Plan") which is a defined contribution retirement plan, the Ruddick Corporation Employees' Pension Plan ("Pension Plan") which is a qualified non-contributory defined benefit plan and the Supplemental Executive Retirement Plan ("SERP") which is a non-qualified supplemental defined benefit pension plan for certain executive officers. Effective September 30, 2005, participation in the Pension Plan was closed to new entrants and frozen for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005.

Substantially all full-time employees of the Company and its subsidiaries participate in one of the Company sponsored retirement plans. Employee retirement benefits or Company contribution amounts under the various plans are a function of both the years of service and compensation for a specified period of time before retirement. The Company's current funding policy for the Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

The Company's fiscal year end is used as the measurement date for Company-sponsored defined benefit plans. The following table sets forth the change in the benefit obligation and plan assets, as well as the funded status and amounts recognized in the Company's consolidated balance sheets as of October 2, 2011 and October 3, 2010 for the Pension Plan and SERP (in thousands):

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Pension Plan		SERP
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at the beginning of year	$305,613	$264,167	$42,670	$39,929
Service cost	2,319	1,461	813	754
Interest cost	14,812	14,992	1,955	2,201
Actuarial loss (gain)	(12,490)	33,523	3,005	1,018
Benefits paid	(9,251)	(8,530)	(1,232)	(1,232)
Pension benefit obligation at end of year	301,003	305,613	47,211	42,670
Change in plan assets:
Fair value of assets at the beginning of year	188,137	156,690	-	-
Actual return on plan assets	6,470	19,241	-	-
Employer contribution	50,000	22,000	1,232	1,232
Benefits paid	(9,251)	(8,531)	(1,232)	(1,232)
Non-investment expenses	(759)	(1,264)	-	-
Fair value of assets at end of year	234,597	188,136	-	-
Funded status	(66,406)	(117,477)	(47,211)	(42,670)
Unrecognized net actuarial loss	149,215	158,886	13,538	12,054
Unrecognized prior service cost	116	195	1,549	1,797
Prepaid (accrued) benefit cost	$82,925	$41,604	$(32,124)	$(28,819)

Amounts recognized in the Consolidated Balance Sheets consist of:
(Prepaid) Accrued benefit liability	$(82,925)	$(41,604)	$32,124	$28,819
Accumulated other comprehensive income	149,331	159,081	15,087	13,851
Net amount recognized	$66,406	$117,477	$47,211	$42,670

The Company's defined benefit pension plans had projected and accumulated benefit obligations in excess of the fair value of plan assets as follows (in thousands):

	Pension Plan		SERP
	2011	2010	2011	2010
Projected benefit obligation	$301,003	$305,613	$47,211	$42,670
Accumulated benefit obligation	267,972	267,523	37,325	35,569
Fair value of plan assets	234,597	188,136	-	-

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

Net periodic pension expense for the Company's defined benefit pension plans for fiscal years 2011, 2010 and 2009 included the following components (in thousands):

Pension Plan	2011	2010	2009
Service cost	$2,319	$1,461	$214
Interest cost	14,812	14,992	14,419
Expected return on plan assets	(18,816)	(15,479)	(14,411)
Amortization of prior service cost	79	119	140
Recognized net actuarial loss	10,284	7,651	-
Net periodic pension expense	$8,678	$8,744	$362

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SERP	2011	2010	2009
Service cost	$813	$754	$664
Interest cost	1,955	2,201	2,119
Amortization of prior service cost	248	247	247
Recognized net actuarial loss	1,521	1,376	-
Net periodic pension expense	$4,537	$4,578	$3,030

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

	2011	2010	2009
Weighted Average Discount Rate - Pension Plan	5.50%	5.05%	5.75%
Weighted Average Discount Rate - SERP	5.40%	4.65%	5.60%
Rate of Increase in Future Payroll Costs:
Pension Plan	3.0% - 8.0%*	3.0% - 8.0%*	3.0% - 8.0%*
SERP	6.0%	6.0%	6.0%
Assumed Long-Term Rate of Return on Assets (Pension Plan only)	8.00%	8.00%	8.00%

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

The SERP is unfunded, with benefit payments being made from the Company's general assets. Assets of the Pension Plan are invested in a directed trust. The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of the fiscal year end:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at October 2, 2011:
Cash and Cash Equivalents	$4,794	$4,794	$-	$-
Common Collective Trust Funds	87,926	-	87,926	-
Corporate Bonds	45,077	45,077	-	-
Municipal Bonds	11,262	11,262	-	-
U.S. Government Securities	4,047	4,047	-	-
Other Fixed Income Securities	5,639	5,639	-	-
Asset-Backed Securities	10,882	-	10,882	-
Equities	25,603	25,603	-	-
Hedge Funds	37,319	-	-	37,319
Mutual Funds	41,631	41,631	-	-
Group Annuity Contract	2,194	-	2,194	-
Total Assets	$276,374	$138,053	$101,002	$37,319

Transfers of $37,319,000 into Level 3 during 2011 included the Hedge Funds investment due to changes in the observability of significant inputs.

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at October 3, 2010:
Cash and Cash Equivalents	$4,013	$4,013	$-	$-
Common Collective Trust Funds	95,829	-	95,829	-
Corporate Bonds	28,659	28,659	-	-
Municipal Bonds	9,454	9,454	-	-
U.S. Government Securities	3,228	3,228	-	-
Other Fixed Income Securities	2,943	2,943	-	-
Asset-Backed Securities	11,436	-	11,436	-
Equities	19,546	19,546	-	-
Hedge Funds	29,866	-	29,866	-
Mutual Funds	25,080	25,080	-	-
Group Annuity Contract	1,958	-	1,958	-
Total Assets	$232,012	$92,923	$139,089	$-

Total pension assets of $41,777,000 and $43,876,000 as of October 2, 2011 and October 3, 2010, respectively, have been allocated to A&E discontinued operations. Individual assets will not be determined until settlement of the A&E component of the pension plan.

Following is a description of the valuation methodologies used for pension assets measured at fair value.

Cash and Cash Equivalents - Fair values of cash equivalents are largely provided by independent pricing services.

Common Collective Trust Funds - These investments are public investment vehicles valued using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The investment is classified within level 2 of the valuation hierarchy because the NAV's unit price is quoted on a private market that is not active; however, the unit price is based on underlying investments which are traded on an active market.

Bonds, U.S. Government Securities, Other Fixed Income Securities and Equities - These investments are valued at the closing price reported on the active market on which the individual securities are traded.

Asset-Backed Securities - Prices are based on a compilation of primarily observable market information or a broker quote in a non-active market.

Hedge Funds - These investments are in a private investment fund that uses proprietary trading methods to seek returns. It is valued using the NAV provided by the manager of the fund. As of the end of fiscal 2011, the investment is classified within Level 3 of the valuation hierarchy because the NAV's unit price is quoted on a private market that is not active and the Company does not have the ability to redeem the investment in the near term at the NAV as of the reporting date.

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

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Assets in the directed trusts by investment classification as of the fiscal year end were as follows:

Asset Class	2011	2010
Fixed income	49.5%	40.6%
Domestic equities	22.7	31.5
International equities	9.5	10.4
Alternative Investments - Real Estate	2.6	1.8
Alternative Investments - Hedge Funds	13.5	12.8
Guaranteed investment contracts	0.8	0.9
Cash equivalents	1.4	2.0
	100%	100%

Investments in the pension trust are overseen by the Retirement Plan Committee which is made up of certain Company and and subsidiary officers. The Company has developed an Investment Policy Statement based on the need to satisfy the long-term liabilities of the Pension Plan. The Company seeks to maximize return with reasonable and prudent levels of risk. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. The general asset guidelines by segment are as follows:

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

Managers are expected to generate a total return consistent with their philosophy, offer protection in down markets and achieve a rate of return which ranks in the top 40% of a universe of similarly managed portfolios and outperform a target index, net of expenses, over rolling three year periods.

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

The Company plans to contribute $30.0 million to the Pension Plan and approximately $1.5 million to the SERP during fiscal 2012. The Company's contribution to the SERP represents the benefit payments made during the fiscal year.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company's defined benefit pension plans (in thousands):

	Pension Plan	SERP
2012	$10,148	$1,461
2013	10,756	1,775
2014	11,611	2,290
2015	12,478	2,261
2016	13,447	2,364
Years 2017-2021	82,562	17,746

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Expense associated with the Savings Plan, deferred compensation arrangements and other plans, were as follows (in thousands):

	2011	2010	2009
Savings Plan	$20,584	$20,166	$20,230
Deferred Compensation and other	945	1,416	1,679

14. COMPUTATION OF EARNINGS PER SHARE (EPS)

The following table details the computation of EPS for fiscal years 2011, 2010 and 2009 (in thousands except per share data):

	2011	2010	2009
Basic EPS:
Earnings From Continuing Operations	$111,458	$98,652	$93,597
Weighted average common shares outstanding	48,469	48,215	47,964
Basic EPS	$2.30	$2.05	$1.95

Diluted EPS:
Earnings From Continuing Operations	$111,458	$98,652	$93,597
Weighted average common shares outstanding	48,469	48,215	47,964
Net potential common share equivalents - stock options	27	77	119
Net potential common share equivalents - stock awards	356	308	254
Weighted average common shares outstanding	48,852	48,600	48,337
Diluted EPS	$2.28	$2.03	$1.94

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents - stock options	-	10	10
Anti-dilutive common share equivalents - stock awards	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. As such, the impact of 147,000, 139,000 and 137,000 performance shares for the fiscal years 2011, 2010 and 2009, respectively, were excluded from the computation of diluted shares.

To calculate the earnings per share on Earnings (Loss) From Discontinued Operations and on Net Earnings, the denominator for both basic and diluted earnings per share is the same as used in the table above. The basic and diluted earnings per share for Earnings (Loss) From Discontinued Operations and for Net Earnings were as follows (in thousands except per share data):

	2011	2010	2009
Earnings (Loss) From Discontinued Operations	$(20,211)	$13,389	$(7,633)
Earnings Per Share
Basic	$(0.42)	$0.28	$(0.16)
Diluted	(0.41)	0.28	(0.16)

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2011	2010	2009

Net Earnings	$91,247	$112,041	$85,964
Earnings Per Share
Basic	$1.88	$2.32	$1.79
Diluted	1.87	2.31	1.78

15. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

See Note 6 above in this Item 8 for additional commitments and contingencies.

16. QUARTERLY INFORMATION (UNAUDITED)

The Company's stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared per share of common stock for the periods indicated (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011 Operating Results
Net Sales	$1,032.3	$1,050.1	$1,101.7	$1,101.5	$4,285.6
Gross Profit	306.4	317.1	326.0	320.5	1,270.0
Earnings From Continuing Operations	34.4	26.2	26.2	24.6	111.4
Earnings (Loss) From Discontinued
Operations	3.7	3.7	5.9	(33.5)	(20.2)
Earnings (Loss) Per Share - Basic:
Continuing Operations	0.71	0.54	0.54	0.51	2.30
Discontinued Operations	0.08	0.08	0.12	(0.69)	(0.42)
Earnings (Loss) Per Share - Diluted:
Continuing Operations	0.71	0.54	0.54	0.50	2.28
Discontinued Operations	0.08	0.08	0.12	(0.69)	(0.41)
Dividend Per Share	0.13	0.13	0.13	0.13	0.52
Market Price Per Share:
High	39.99	39.12	44.57	46.00	46.00
Low	34.13	33.44	38.57	36.32	33.44

RUDDICK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2010 Operating Results
Net Sales	$972.3	$1,000.7	$1,019.1	$1,107.3	$4,099.4
Gross Profit	290.5	303.6	304.5	328.8	1,227.4
Earnings From Continuing Operations	21.3	25.3	24.4	27.7	98.7
Earnings (Loss) From Discontinued
Operations	2.5	2.2	4.4	4.3	13.4
Earnings (Loss) Per Share - Basic:
Continuing Operations	0.44	0.52	0.51	0.57	2.05
Discontinued Operations	0.05	0.05	0.09	0.09	0.28
Earnings (Loss) Per Share - Diluted:
Continuing Operations	0.44	0.52	0.50	0.57	2.03
Discontinued Operations	0.05	0.04	0.09	0.09	0.28
Dividend Per Share	0.12	0.12	0.12	0.12	0.48
Market Price Per Share:
High	29.60	32.57	38.16	37.90	38.16
Low	24.55	25.06	31.48	30.29	24.55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of October 2, 2011, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 2, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of October 2, 2011, the Company's internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company's internal control over financial reporting as of October 2, 2011 has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which appears in Item 8, Financial Statement and Supplementary Data included herein, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of October 2, 2011.

(d) Changes in internal control over financial reporting. During the Company's fourth fiscal quarter of 2011, there has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information required by this item regarding executive officers, refer to "Executive Officers of the Registrant" in Item 4A hereof. Other information required by this item including regarding directors is incorporated herein by reference to the sections entitled "Proposal 1: Election of Directors," "Nominees for Election as Director," "Committees of the Board of Directors," "Corporate Governance Matters: Audit Committee Financial Expert," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2012 Annual Meeting of Shareholders (the "2012 Proxy Statement").

Code of Ethics and Code of Business Conduct and Ethics

The Company has adopted a written Code of Ethics (the "Code of Ethics") that applies to our Chairman of the Board, President and Chief Executive Officer, our Vice President-Finance and Chief Financial Officer and our Vice President and Treasurer. The Company has also adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to all employees, officers and directors of the Company as well as Harris Teeter officers that are executive officers of the Company. Our operating subsidiary, Harris Teeter, maintains a code of ethics tailored to its business. The Code of Ethics and Code of Conduct are available on the Company's website, www.ruddickcorp.com, under the "Corporate Governance" caption. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company's website promptly following the date of such amendment or waiver. Information on the Company's website, however, does not form a part of this Form 10-K.

Corporate Governance Guidelines and Committee Charters

In furtherance of its longstanding goal of providing effective governance of the Company's business and affairs for the benefit of shareholders, the Board of Directors of the Company has approved Corporate Governance Guidelines. The Guidelines contain general principles regarding the functions of the Company's Board of Directors. The Guidelines are available on the Company's website referenced above. In addition, committee charters for the Company's Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are also included on the Company's website.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled "Proposal 1: Election of Directors—Directors' Fees and Attendance," "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Report of the Compensation Committee," "Compensation Discussion and Analysis," "Compensation Policies and Practices as they Related to Risk Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Proposal 1: Election of Directors—Beneficial Ownership of Company Stock" and "Equity Compensation Plan Information" in the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled "Transactions with Related Persons and Certain Control Persons" and "Corporate Governance Matters - Director Independence" in the 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled "Ratification of the Independent Registered Public Accounting Firm" in the 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:		Page

	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	21

		Consolidated Balance Sheets, October 2, 2011 and October 3, 2010	23

		Statements of Consolidated Operations for the fiscal years ended October 2, 2011, October 3, 2010 and September 27, 2009	24

		Statements of Consolidated Shareholders' Equity and Comprehensive Income for the fiscal years ended October 2, 2011, October 3, 2010 and September 27, 2009	25

		Statements of Consolidated Cash Flows for the fiscal years ended October 2, 2011, October 3, 2010 and September 27, 2009	27

		Notes to Consolidated Financial Statements	28

	(2)	Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

		Schedule I - Valuation and Qualifying Accounts and Reserves	S-1

		All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

	(3)	Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit Number	Description of Exhibit

2.1*	Unit Purchase Agreement, dated October 27, 2011, by and among Ruddick Operating Company, Ruddick Corporation, American & Efird Coöperatieve U.A. and American & Efird U.S. Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated October 27, 2011 (Commission File No. 1-6905). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

3.1*	Restated Articles of Incorporation of the Registrant, dated December 14, 2000, incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of Ruddick Corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated February 21, 2008 (Commission File No. 1-6905).

4.1*	$50,000,000 6.48% Series A Senior Notes due March 1, 2011 and $50,000,000 Private Shelf Facility dated March 1, 1996 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 1-6905).

Exhibit Number	Description of Exhibit

4.2*	$50,000,000 7.55% Senior Series B Notes due July 15, 2017 and $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between Ruddick Corporation and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the fiscal year period ended September 28, 1997 (Commission File No. 1-6905).

4.3*	Credit Agreement, dated December 20, 2007, among Ruddick Corporation, as Borrower, Wachovia Bank, National Association, Branch Banking and Trust Company, Regions Bank, Bank of America, N.A., JPMorgan Chase Bank, N.A., RBC Centura, CoBank, AgFirst Farm Credit Bank, U.S. AgBank, Farm Credit Bank of Texas and GreenStone Farm Credit Services, ACA, as Lenders, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 20, 2007 (Commission File No. 1-6905).

The Registrant has other long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

10.1*	Ruddick Supplemental Executive Retirement Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).**

10.2*	1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

10.3*	Description of the Ruddick Corporation Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.4*	Ruddick Corporation Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.5*	Rights Agreement dated November 16, 2000 by and between the Registrant and First Union National Bank, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2000 (Commission File No. 1-6905).

10.6*	Ruddick Corporation Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

10.7*	Ruddick Corporation 1995 Comprehensive Stock Option Plan (the "1995 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.8*	Ruddick Corporation 1997 Comprehensive Stock Option and Award Plan (the "1997 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

Exhibit Number	Description of Exhibit

10.9*	Ruddick Corporation Director Deferral Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).**

10.10*	Ruddick Corporation Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.11*	Ruddick Corporation 2000 Comprehensive Stock Option and Award Plan (the "2000 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.12*	Ruddick Corporation Flexible Deferral Plan - Amendment and Restatement Effective July 1, 2009, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (Commission File No. 1-6905).**

10.13*	Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan (the "2002 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905).**

10.14*	Form of Ruddick Corporation Non-Employee Director Nonqualified Stock Option Agreement for use in connection with the 1995 Plan, 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.15*	Form of Ruddick Corporation Restricted Stock Award Agreement for use in connection with the 1997 Plan, 2000 Plan and 2002 Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated November 17, 2004 (Commission File No. 1-6905).**

10.16+	Ruddick Corporation Key Employee Life Insurance Plan, effective as of March 1, 2004.**

10.17*	Ruddick Corporation Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.18*	Addendum to the Ruddick Corporation 2002 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.19*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Thomas W. Dickson, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.20*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. John B. Woodlief, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.21*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Frederick J. Morganthall, II, incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.22+	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Rodney C. Antolock.**

Exhibit Number	Description of Exhibit

10.23*	Ruddick Supplemental Executive Retirement Plan, Amendment No. 2 dated September 19, 2007, incorporated herein by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.24*	First Amendment to the Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2009 (Commission File No. 1-6905).**

10.25*	Second Amendment to the Ruddick Corporation Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (Commission File No. 1-6905).**

10.26*	Amendment No. 1 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2010 (Commission File No. 1-6905).**

10.27*	Ruddick Corporation 2011 Incentive Compensation Plan (the “2011 Plan”), incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 17, 2011 (Commission File No. 1-6905)**

10.28*	Amendment No. 2 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2011, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2011 (Commission File No. 1-6905).**

10.29*	Ruddick Corporation Executive Bonus Insurance Plan, effective as of August 19, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2011 (Commission File No. 1-6905).**

10.30+	Form of Performance Share Award Agreement for use in connection with the 2011 Plan.**

10.31+	Form of Time-Vested Restricted Stock Award Agreement for use in connection with the 2011 Plan.**

10.32+	Summary of Non-Employee Director Compensation.

21+	List of Subsidiaries of the Registrant.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101	The following materials from Ruddick Corporation's Annual Report on Form 10-K for the fiscal year ended October 2, 2011, formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Operations, (iii) the Statements of Consolidated Shareholders' Equity and Comprehensive Income, (iv) the Statements of Consolidated Cash Flows and (v) the Notes to Consolidated Financial Statements.

__________________

*	Incorporated by reference.
**	Indicates management contract or compensatory plan required to be filed as an Exhibit.
+	Indicates exhibits filed herewith and follow the signature pages.

(b)	Exhibits
See (a )(3) above.

(c)	Financial Statement Schedules
See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)

Dated: December 1, 2011	By:	/s/ THOMAS W. DICKSON
Thomas W. Dickson,
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ THOMAS W. DICKSON	Chairman of the Board, President and Chief	December 1, 2011
Thomas W. Dickson	Executive Officer and Director (Principal
Executive Officer)

/s/ JOHN B. WOODLIEF	Vice President - Finance and Chief Financial	December 1, 2011
John B. Woodlief	Officer (Principal Financial Officer)

/s/ RONALD H. VOLGER	Vice President and Treasurer (Principal	December 1, 2011
Ronald H. Volger	Accounting Officer)

/s/ JOHN R. BELK	Director	December 1, 2011
John R. Belk

/s/ JOHN P. DERHAM CATO	Director	December 1, 2011
John P. Derham Cato

/s/ JAMES E. S. HYNES	Director	December 1, 2011
James E. S. Hynes

/s/ ANNA S. NELSON	Director	December 1, 2011
Anna S. Nelson

/s/ BAILEY W. PATRICK	Director	December 1, 2011
Bailey W. Patrick

/s/ ROBERT H. SPILMAN, JR.	Director	December 1, 2011
Robert H. Spilman, Jr.

/s/ HAROLD C. STOWE	Director	December 1, 2011
Harold C. Stowe

/s/ ISAIAH TIDWELL	Director	December 1, 2011
Isaiah Tidwell

/s/ WILLIAM C. WARDEN, JR.	Director	December 1, 2011
William C. Warden, Jr.

SCHEDULE I

RUDDICK CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
October 2, 2011, October 3, 2010
and September 27, 2009 (in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF FISCAL YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
Fiscal Year Ended September 27, 2009:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$1,945	$864	$175*	$2,634

Fiscal Year Ended October 3, 2010:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$2,634	$775	$1,019*	$2,390

Fiscal Year Ended October 2, 2011:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$2,390	$164	$1,083*	$1,471

* Represents accounts receivable balances written off as uncollectible, less recoveries.