Form 10-Q
period 2012-01-01
RUDDICK CORP
filed 2012-02-10
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of February 1, 2012
Common Stock	49,294,953 shares

RUDDICK CORPORATION
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	January 1,	October 2,
	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$265,678	$164,479
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,409 and $1,471	54,160	47,088
Refundable Income Taxes	16,788	15,055
Inventories	293,557	287,137
Deferred Income Taxes	1,146	1,321
Prepaid Expenses and Other Current Assets	25,928	24,576
Current Assets of Discontinued Operations	-	220,017
Total Current Assets	657,257	759,673
Property, Net	1,024,344	1,019,468
Investments	112,722	112,556
Intangible Assets	13,341	13,609
Other Long-Term Assets	80,610	79,118
Total Assets	$1,888,274	$1,984,424
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$84,081	$3,902
Accounts Payable	226,398	252,859
Accrued Compensation	36,243	63,236
Other Current Liabilities	90,205	87,805
Current Liabilities of Discontinued Operations	-	71,571
Total Current Liabilities	436,927	479,373
Long-Term Debt and Capital Lease Obligations	211,468	283,428
Deferred Income Taxes	19,113	19,674
Pension Liabilities	110,299	113,617
Other Long-Term Liabilities	114,819	113,250
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 2012 - 49,279,655; 2011 - 49,147,817	105,629	104,211
Retained Earnings	991,788	984,535
Accumulated Other Comprehensive Loss	(101,769)	(100,423)
Accumulated Other Comprehensive Loss of Discontinued Operations	-	(19,048)
Total Equity of Ruddick Corporation	995,648	969,275
Noncontrolling Interest of Discontinued Operations	-	5,807
Total Equity	995,648	975,082
Total Liabilities and Equity	$1,888,274	$1,984,424

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
RUDDICK CORPORATION AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended January 1, 2012	13 Weeks Ended January 2, 2011
Net Sales	$1,119,566	$1,032,281
Cost of Sales	792,746	725,858
Selling, General and Administrative Expenses	280,558	264,624
Operating Profit	46,262	41,799
Interest Expense	4,738	4,460
Interest Income	(48)	(23)
Net Investment Gain	-	(19,506)
Earnings From Continuing Operations Before Income Taxes	41,572	56,868
Income Tax Expense	15,756	22,462
Earnings From Continuing Operations, Net of Income Taxes	25,816	34,406
(Loss) Earnings From Operations of Discontinued Operations (includes gain on disposal of $5,108 in fiscal 2012)	(18,000)	5,590
Income Tax (Benefit) Expense	(5,843)	1,863
(Loss) Earnings on Discontinued Operations, Net of Income Taxes	(12,157)	3,727
Net Earnings	$13,659	$38,133

Earnings (Loss) Per Share - Basic:
Continuing Operations	$0.53	$0.71
Discontinued Operations	$(0.25)	$0.08
Total	$0.28	$0.79

Earnings (Loss) Per Share - Diluted:
Continuing Operations	$0.53	$0.71
Discontinued Operations	$(0.25)	$0.08
Total	$0.28	$0.78

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,648	48,411
Diluted	48,999	48,792

See Notes to Consolidated Condensed Financial Statements (unaudited)

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts) (unaudited)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Ruddick Corporation	Non- controlling Interest	Total Equity
Balance as of October 3, 2010	48,901,482	$98,285	$918,843	$(124,679)	$892,449	$6,474	$898,923
Comprehensive Income:
Net earnings	-	-	38,133	-	38,133	235	38,368
Unrealized gain on cash flow hedge, net of income taxes	-	-	-	188	188	-	188
Foreign currency translation adjustment, net of tax benefits	-	-	-	(370)	(370)	90	(280)
Total Comprehensive Income					37,951	325	38,276
Dividends ($0.13 a share)	-	-	(6,388)	-	(6,388)	-	(6,388)
Exercise of stock options, including tax benefits of $895	21,745	1,256	-	-	1,256	-	1,256
Share-based compensation	285,931	1,878	-	-	1,878	-	1,878
Shares effectively purchased and retired for withholding taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors stock plan	-	(14)	-	-	(14)	-	(14)
Acquisition from noncontrolling interest	-	(1,444)	-	-	(1,444)	(806)	(2,250)
Distributions to noncontrolling interest	-	-	-	-	-	(485)	(485)
Balance as of January 2, 2011	49,143,393	$97,476	$950,588	$(124,861)	$923,203	$5,508	$928,711

Balance as of October 2, 2011	49,147,817	$104,211	$984,535	$(119,471)	$969,275	$5,807	$975,082
Comprehensive Income:
Net earnings (loss)	-	-	13,659	-	13,659	-	13,659
Unrealized gain on cash flow hedge, net of income taxes	-	-	-	501	501	-	501
Postemployment benefits adjustment, net of income taxes	-	-	-	26	26	-	26
Pension liability adjustment, net of income taxes	-	-	-	21,100	21,100	-	21,100
Foreign currency translation adjustment, net of income taxes	-	-	-	870	870	56	926
Total Comprehensive Income					36,156	56	36,212
Dividends ($0.13 a share)	-	-	(6,406)	-	(6,406)	-	(6,406)
Exercise of stock options, including tax benefits of $1,615	2,208	1,652	-	-	1,652	-	1,652
Share-based compensation	251,922	4,926	-	-	4,926	-	4,926
Shares effectively purchased and retired for withholding taxes	(122,292)	(5,129)	-	-	(5,129)	-	(5,129)
Directors stock plan and other	-	(31)	-	-	(31)	-	(31)
Distributions to noncontrolling interest	-	-	-	-	-	(176)	(176)
Disposition of Subsidiary	-	-	-	(4,795)	(4,795)	(5,687)	(10,482)
Balance as of January 1, 2012	49,279,655	$105,629	$991,788	$(101,769)	$995,648	$-	$995,648

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
RUDDICK CORPORATION AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	13 Weeks Ended	13 Weeks Ended
	January 1,	January 2,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$13,659	$38,133
Non-Cash Items Included in Net Income:
Depreciation and Amortization	33,269	31,594
Deferred Income Taxes	5,928	951
Net Loss (Gain) on Property and Investment Sales	71	(19,400)
Loss (Earnings) From Discontinued Operations	12,157	(3,727)
Share-Based Compensation	2,032	1,878
Other, Net	(879)	(568)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(7,072)	3,652
Inventories	(6,421)	(9,763)
Prepaid Expenses and Other Current Assets	(784)	482
Accounts Payable	(29,579)	(7,941)
Other Current Liabilities	(26,218)	(5,559)
Other Long-Term Operating Accounts	(23,939)	(26,722)
Net Cash Used by Operating Activities of Discontinued Operations	-	(2,374)
Net Cash (Used in) Provided by Operating Activities	(27,776)	636
INVESTING ACTIVITIES:
Capital Expenditures	(29,204)	(31,875)
Purchase of Other Investments	(417)	(8,570)
Proceeds from Sale of Property and Investments	169,663	46,086
Investments in Company-Owned Life Insurance	(572)	(1,057)
Other, Net	-	(98)
Net Cash Provided by Investing Activities of Discontinued Operations	-	567
Net Cash Provided by Investing Activities	139,470	5,053
FINANCING ACTIVITIES:
Payments on Long-Term Debt and Capital Lease Obligations	(647)	(20,562)
Dividends Paid	(6,406)	(6,388)
Proceeds from Stock Issued	37	361
Share-Based Compensation Tax Benefits	1,615	728
Shares Effectively Purchased and Retired for Withholding Taxes	(5,129)	(2,485)
Other, Net	35	34
Net Cash Used in Financing Activities of Discontinued Operations	-	(1,242)
Net Cash Used in Financing Activities	(10,495)	(29,554)
Increase (Decrease) in Cash and Cash Equivalents	101,199	(23,865)
Effect of Foreign Currency Fluctuations on Cash of Discontinued Operations	-	(59)
Cash and Cash Equivalents at Beginning of Year	164,479	73,612
Cash and Cash Equivalents at End of Period	$265,678	$49,688

Cash and Cash Equivalents of Continuing Operations	$265,678	$39,058
Cash and Cash Equivalents of Discontinued Operations	-	10,630
Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	4,782	4,766
Income Taxes	6,319	1,106
Non-Cash Activity - Assets Acquired under Capital Leases	8,866	11,685

See Notes to Consolidated Condensed Financial Statements (unaudited)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
RUDDICK CORPORATION AND SUBSIDIARIES
(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Ruddick Corporation (the "Company") is a holding company for Harris Teeter, Inc. ("Harris Teeter") which operates a regional chain of supermarkets in eight states primarily in the southeastern and mid-Atlantic United States, and the District of Columbia. The Company was previously engaged in the manufacturing and distribution of industrial sewing thread through its American & Efird business ("A&E").

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Ruddick Corporation and subsidiaries, including its wholly-owned operating company, Harris Teeter, collectively referred to herein as the Company. All material intercompany amounts have been eliminated.

Basis of Presentation - Discontinued Operations

On November 7, 2011, the Company completed the sale of all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The purchase price was $180 million in cash consideration, subject to adjustments for working capital and certain liabilities, including under funded pension liabilities and foreign debt. A&E's results of operations and financial position are reported as discontinued operations in these financial statements.

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2011 Annual Report on Form 10-K filed with the SEC on December 1, 2011 ("Company's 2011 Annual Report").

The Company's Consolidated Condensed Balance Sheet as of October 2, 2011 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended January 1, 2012 are not necessarily indicative of results for a full year.

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

2. Discontinued Operations

The major classes of assets and liabilities of the discontinued operations that are included in the Company's Consolidated Condensed Balance Sheets were as follows (in thousands):

October 2, 2011
Cash and Cash Equivalents	$10,323
Accounts Receivable, Net of Allowance For Doubtful Accounts of $899	52,137
Refundable Income Taxes	100
Inventories	51,967
Deferred Income Taxes	522
Prepaid Expenses and Other Current Assets	6,219
Current Assets of Discontinued Operations	$121,268

Property, Net	$64,834
Investments	63,652
Deferred Income Taxes	837
Goodwill	515
Intangible Assets	6,468
Other Long-Term Assets	4,698
Impairment Reserve	(42,255)
Long-Term Assets of Discontinued Operations	$98,749

Notes Payable	$3,674
Current Portion of Long-Term Debt and Capital Lease Obligations	469
Accounts Payable	17,400
Federal and State Income Taxes	973
Accrued Compensation	7,563
Deferred Income Taxes	548
Other Current Liabilities	6,900
Current Liabilities of Discontinued Operations	$37,527

Long-Term Debt and Capital Lease Obligations	$318
Deferred Income Taxes	3,711
Pension Liabilities	27,735
Other Long-Term Liabilities	2,280
Long-Term Liabilities of Discontinued Operations	$34,044

Accumulated Other Comprehensive Loss of Discontinued Operations	$19,048
Noncontrolling Interest of Discontinued Operations	$5,807

The following table sets forth the components of discontinued operations (in thousands):

	13 Weeks Ended
	January 1, 2012	January 2, 2011
Net Sales	$30,313	$73,190
Cost of Sales	23,205	55,613
Gross Profit	7,108	17,577
SG&A Expenses	4,377	11,653
Operating Profit	2,731	5,924
Interest Expense	19	109
Interest Income	(17)	(10)
Less Net Earnings Attributable to Noncontrolling Interest	37	235
Loss From Operations of Discontinued Operations (includes gain on disposal of $5,108)	20,692	-
(Loss) Earnings from Discontinued Operations	(18,000)	5,590
Income Tax (Benefit) Expense	(5,843)	1,863
(Loss) Earnings on Discontinued Operations, Net	$(12,157)	$3,727

3. Computation of Earnings Per Share (EPS)

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of earnings per share on earnings From Continuing Operations (in thousands except per share data):

	13 Weeks Ended
	January 1, 2012	January 2, 2011
Basic EPS:
Earnings From Continuing Operations, Net of Income Taxes	$25,816	$34,406
Weighted Average Common Shares Outstanding	48,648	48,411
Basic EPS	$0.53	$0.71

Diluted EPS:
Earnings From Continuing Operations, Net of Income Taxes	$25,816	$34,406
Weighted Average Common Shares Outstanding	48,648	48,411
Net Potential Common Share Equivalents - Stock Options	23	30
Net potential Common Share Equivalents - Stock Awards	328	351
Weighted Average Common Shares Outstanding	48,999	48,792
Diluted EPS	$0.53	$0.71

Excluded from the calculation of common share equivalents:
Anti-Dilutive Common Share Equivalents - Stock Options	-	-
Anti-Dilutive Common Share Equivalents - Stock Awards	8	43

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 105,860 and 148,955 performance shares for the 13 weeks ended January 1, 2012 and January 2, 2011, respectively, were excluded from the computation of diluted shares.

To calculate the per share (Loss) Earnings From Discontinued Operations, Net and Net Earnings, the denominator for both basic and diluted per share data is the same as that used in the table above. The basic and diluted per share (Loss) Earnings From Discontinued Operations, Net and Net Earnings were as follows (in thousands except per share data):

	13 Weeks Ended
	January 1, 2012	January 2, 2011
(Loss) Earnings on Discontinued Operations, Net of Income Tax	$(12,157)	$3,727
Basic (Loss) Earnings Per Share	$(0.25)	$0.08
Diluted (Loss) Earnings Per Share	$(0.25)	$0.08

Net Earnings	$13,659	$38,133
Basic Earnings Per Share	$0.28	$0.79
Diluted Earnings Per Share	$0.28	$0.78

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

	13 Weeks Ended
	January 1, 2012	January 2, 2011
Pension Plan:
Service cost	$768	$508
Interest cost	3,703	3,752
Expected return on plan assets	(4,316)	(4,443)
Amortization of prior service cost	7	17
Recognized net actuarial loss	2,902	2,698
Net periodic pension expense	$3,064	$2,532

SERP:
Service cost	$209	$203
Interest cost	640	489
Amortization of prior service cost	48	62
Recognized net actuarial loss	318	380
Net periodic pension expense	$1,215	$1,134

Expense related to the Savings Plan amounted to $5,551,000 and $5,475,000 for the 13 weeks ended January 1, 2012 and January 2, 2011, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2011 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on preliminary actuarial calculations, the Company will not be required to make a contribution to the Pension Plan in fiscal 2012; however, the Company elected to contribute $30 million in the first quarter of fiscal 2012 and will review the funding ratios after the final actuarial calculations are complete. Based on these reviews, the Company may elect to make additional contributions during the remainder of fiscal 2012.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $308,000 during the 13 weeks ended January 1, 2012, and anticipates contributing approximately $924,000 more for expected future benefit payments during the remainder of fiscal 2012.

5. Equity Incentive Plans

The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. Since 2004, the Company's Board of Directors has approved stock awards in lieu of stock options.

A summary of the status of the Company's stock awards as of the respective balance sheet dates, changes during the periods ending on those dates and the weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	13 Weeks Ended
	January 1, 2012		January 2, 2011
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	797	$32.25	706	$28.52
Granted	212	42.44	298	38.44
Vested	(389)	31.72	(190)	28.29
Forfeited	(2)	35.12	(3)	29.01
Non-vested at end of period	618	35.91	811	32.22

The total fair value of stock awards vested during the 13 weeks ended January 1, 2012 and January 2, 2011 was $12,357,000 and $5,388,000, respectively.

Stock awards are being expensed over the employees' five-year requisite service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $4,926,000 and $1,878,000 for the 13 weeks ended January 1, 2012 and January 2, 2011, respectively. Unamortized expense related to these awards as of January 1, 2012 amounted to $14,833,000 and have a weighted average recognition period of 2.34 years.

A summary of the status of the Company's stock option plans as of as of the respective balance sheet dates, changes during the periods ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	13 Weeks Ended
	January 1, 2012		January 2, 2011
	Shares	Price	Shares	Price
Outstanding at beginning of period	67	$18.77	104	$17.86
Exercised	(2)	16.88	(21)	16.57
Outstanding and exercisable at end of period	65	18.84	83	18.19

As of January 1, 2012, all outstanding stock options were exercisable and the price per share ranged from $14.39 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of the respective balance sheet dates, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	January 1, 2012	January 2, 2011
Intrinsic value of options outstanding and exercisable at end of period	$1,531	$1,548
Intrinsic value of stock options exercised during the 13-week period	57	455

There were no stock options granted or compensation costs related to stock options during the first quarter of fiscal 2012 or 2011.

6. Inventories

The following table summarizes the components of inventories as of the respective balance sheet dates (in thousands):

	January 1, 2012	October 2, 2011
Finished Goods	$289,946	$283,699
Raw Materials	3,611	3,438
Total Inventories	$293,557	$287,137

7. Intangible Assets

The carrying amount of intangible assets as of the respective balance sheet dates was as follows (in thousands):

	January 1, 2012	October 2, 2011
Acquired Favorable Operating Leases	$18,170	$18,170
Pharmacy Scripts	602	602
Total Amortizing Intangibles	18,772	18,772
Accumulated Amortization	(5,431)	(5,163)
Total Intangible Assets, Net of Accumulated Amortization	$13,341	$13,609

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $268,000 and $218,000 for the 13 weeks ended January 1, 2012 and January 2, 2011, respectively. Amortizing intangible assets have remaining useful lives from two to 18 years. Projected amortization expense for intangible assets existing as of January 1, 2012 is: $803,000 for the remainder of fiscal 2012 and $1,071,000, $1,004,000, $870,000 and $870,000 for fiscal years 2013, 2014, 2015 and 2016, respectively.

8. Derivative Financial Instruments

During fiscal 2009, the Company entered into two separate three-year interest rate swap agreements with an aggregate notional amount of $80 million. The swap agreements effectively fixed the interest rate on $80 million of the Company's term loan, of which $40 million is at 1.81% and $40 million is at 1.80%, excluding the applicable margin and associated fees. Both interest rate swaps were designated as cash flow hedges. One of the swap agreements expired according to its term on January 30, 2012. In connection with the closing of the amended and restated credit agreement, the Company paid off the term loan utilizing $40 million of cash and $40 million of borrowings under the new revolver (refer to Note 11).

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

In the second quarter of fiscal 2011, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,344,000 gallons of fuel at $2.43 to $2.80 per gallon, excluding shipping, handling and taxes. The options expired on November 30, 2011 and were deemed to be net purchase options which were designated as a cash flow hedge.

In the fourth quarter of fiscal 2011, Harris Teeter entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 2,478,000 gallons of fuel at $2.50 to $3.13 per gallon, excluding shipping, handling and taxes. Options on 1,218,000 gallons of fuel began on December 1, 2011 and expire on May 31, 2012. The remaining options begin on June 1, 2012 and expire on November 30, 2012. All of the options are deemed to be net purchase options which are designated as a cash flow hedge.

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at January 1, 2012:
Interest rate swaps (included with Other Long-Term
Liabilities on the balance sheet)	$(266)	$-	$(266)	$-
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$340	$-	$340	$-

Fair Value Measurement at October 2, 2011:
Interest rate swaps (included with Other Long-Term
Liabilities on the balance sheet)	$565	$-	$565	$-
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$16	$-	$16	$-
Net purchase options (included with Accounts Payable
on the balance sheet)	$276	$-	$276	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the period ended January 1, 2012.

The pre-tax unrealized gains associated with the cash flow hedges were as follows (in thousands):

	13 Weeks Ended
	January 1, 2012	January 2, 2011
Unrealized gains recognized in other comprehensive income	$867	$304

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

	January 1, 2012	October 2, 2011
Senior notes - estimated fair value	$127,172	$128,737
Senior notes - carrying amount	100,000	100,000

10. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These various leases expire over the next nine years and the future minimum lease payments totaling $35,976,000 over this period have been assumed by the other sub-tenants.

11. Subsequent Event

On January 30, 2012, the Company amended and restated its existing credit agreement that provided financing under a $100 million term loan and a $350 million revolving line of credit. The existing agreement was due to expire in December of 2012 and the Company had previously repaid $20 million of the term loan. The amended credit facility contains a revolving line of credit that provides for financing up to $350 million through its termination date on January 30, 2017. In connection with the closing of the amended credit agreement, the Company repaid the remaining $80 million term loan utilizing $40 million of cash and $40 million of borrowings under the new revolver. The amended credit agreement provides for an optional increase of the revolving credit facility by an additional amount of up to $100 million and two one-year maturity extension options, both of which require consent of certain of the lenders. Outstanding borrowings under the credit agreement bear interest at a variable rate, at the Company's option, based on a reference to: rates on federal funds transactions with members of the Federal Reserve System, the prime rate, or the LIBOR Market Index Rate in effect on the interest determination date; the LIBOR Market Index Rate; or, a LIBOR Rate, each plus an applicable margin. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the amended credit agreement. The more significant of the financial covenants that the Company must meet during the term of the amended credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company operates in the retail grocery segment (including related real estate and store development activities) through its wholly-owned subsidiary Harris Teeter. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, and the District of Columbia. The Company evaluates the performance of Harris Teeter utilizing various measures which are based on operating profit.

Historically, the Company also engaged in industrial sewing thread (textile primarily), including embroidery thread and technical textiles, through its A&E business. On November 7, 2011, the Company sold all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The sale price for A&E was $180 million in cash, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. In connection with the sale, the Company recorded a pre-tax loss of $48.8 million in the fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, the Company recorded pre-tax net losses totaling $20.7 million related to the sale. As a result of this disposition, the sales and operating results of A&E are categorized as discontinued operations in the discussion that follows for all periods presented.

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

Harris Teeter has continued with its planned new store development program. Since the end of the first quarter of fiscal 2011, Harris Teeter has opened seven new stores, one replacement store and closed three stores, for a net addition of five stores. Harris Teeter operated 206 stores as of the end of the first quarter of fiscal 2012. Much of Harris Teeter's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

The following table sets forth the consolidated operating profit components of Harris Teeter and the holding company ("Corporate") for the 13 weeks ended January 1, 2012 and January 2, 2011, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	January 1, 2012		January 2, 2011
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$1,119,566	100.00	$1,032,281	100.00	8.5
Cost of Sales	792,746	70.81	725,858	70.32	9.2
Gross Profit	326,820	29.19	306,423	29.68	6.7
SG&A Expenses:
Harris Teeter	277,989	24.83	261,524	25.33	6.3
Corporate	2,569	0.23	3,100	0.30	(17.1)
Total	280,558	25.06	264,624	25.63	6.0

Operating Profit	46,262	4.13	41,799	4.05	10.7
Interest Expense, net	4,690	0.42	4,437	0.43	5.7
Net Investment Gains	-	-	(19,506)	(1.89)	n.a.
Earnings From Continuing Operations Before
Income Taxes	41,572	3.71	56,868	5.51	(26.9)
Income Tax Expense	15,756	1.40	22,462	2.18	(29.9)
Earnings From Continuing Operations, net	25,816	2.31	34,406	3.33	(25.0)
(Loss) Earnings on Discontinued Operations,
Net of Income Taxes	(12,157)	(1.09)	3,727	0.36	n.a.
Net Earnings	$13,659	1.22	$38,133	3.69	(64.2)

n.a. - not applicable

Harris Teeter

Net sales increased 8.5% in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (see definition below) increased 5.33% ($54.2 million) in the first quarter of fiscal 2012 and 2.21% ($21.1 million) in the first quarter of fiscal 2011. The increase in sales from new stores exceeded the loss of sales from closed stores by $31.8 million for the comparable periods. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that Harris Teeter's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling Harris Teeter to capture sales and expand market share as the markets it serves continue to grow. Harris Teeter has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to their customers. As a result, customer visits, the number of items sold and average basket size increased in the first quarter of fiscal 2012. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 2.07% for the first quarter of fiscal 2012, evidencing a continued growing customer base in those stores and the Company's ability to gain market share. Store brand unit penetration was 24.35 % in the first quarter of fiscal 2012, as compared to 23.68% in the first quarter of fiscal 2011. Store brand penetration based on sales dollars increased by 108 basis points to 25.49 % in the first quarter of fiscal 2012 from 24.41% in the first quarter of fiscal 2011.

Harris Teeter considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," Harris Teeter has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed as a result of the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period.

Gross profit as a percent of sales for the first quarter of fiscal 2012 declined 49 basis points from the prior year period. The 49 basis point reduction in the gross profit margin was driven by an increase in the LIFO charge and the Company's investment in price and promotional activity that was designed to drive unit sales and customer visits. The LIFO charge for the first quarter of fiscal 2012 was $3.6 million (0.32% of sales), as compared to $0.5 million (0.05% of sales) in the first quarter of fiscal 2011.

SG&A expenses for the first quarter of fiscal 2012 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent of sales decreased 50 basis points in the first quarter of fiscal 2012 from the first quarter of fiscal 2011, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2011 and fiscal 2012 accounted for $10.8 million of the $16.5 million increase in total SG&A expenses. Even though store labor and associated benefit costs increased from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 by $8.9 million driven by Harris Teeter's new store growth, there was a 17 basis point reduction in these costs as a percent of sales. Increased costs in advertising and support departments between the first quarter of fiscal 2011 and the first quarter of fiscal 2012 of $3.2 million represented an 8 basis point increase on a percent of sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.4 million (0.13% of sales) for the first quarter of fiscal 2012, as compared to $1.9 million (0.18% of sales) for the first quarter of fiscal 2011. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

Corporate

Corporate SG&A expenses include a portion of compensation and benefits of holding company employees and certain other costs that have not historically been fully allocated to the operating companies. Corporate SG&A expenses for the first quarter of fiscal 2012 decreased by $0.6 million from the prior year period as a result of lower costs associated with certain of the Company's compensation and benefit programs.

Net interest expense (interest expense less interest income) for the first quarter of fiscal 2012 increased slightly from the prior year period due primarily to increased interest expense related to capital leases. As previously disclosed, the net investment gains for the first quarter of fiscal 2011 represent a $19.5 million gain the Company realized upon the sale of its interest in a foreign investment company.

The effective consolidated income tax rate on continuing operations for the first quarter of fiscal 2012 was 37.9% as compared to 39.5% for the first quarter of fiscal 2011. As previously disclosed, income tax expense for the prior year included additional foreign taxes paid in connection with the investment gain discussed above.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $25.8 million, or $0.53 per diluted share for the first quarter of fiscal 2012, as compared to $34.4 million, or $0.71 per diluted share for the first quarter of fiscal 2011. As previously disclosed, the after-tax gain on the sale of the Company's foreign investment increased the prior year earnings from continuing operations by $10.3 million, or $0.21 per diluted share.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 13 weeks ended January 1, 2012 and January 2, 2011, respectively (in thousands):

	January 1, 2012	January 2, 2011
Net Sales	$30,313	$73,190
Cost of Sales	23,205	55,613
Gross Profit	7,108	17,577
SG&A Expenses	4,377	11,653
Operating Profit (Loss)	2,731	5,924
Interest Expense	19	109
Interest Income	(17)	(10)
Less Net Earnings Attributable to Noncontrolling Interest	37	235
Loss From Operations of Discontinued Operations (includes gain on disposal of $5,108)	20,692	-
(Loss) Earnings on Discontinued Operations	(18,000)	5,590
Income Tax (Benefit) Expense	(5,843)	1,863
(Loss) Earnings From Discontinued Operations, Net of Taxes	$(12,157)	$3,727

Outlook

The Company's operating performance and strong financial position provide the flexibility to continue with Harris Teeter's store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During the remainder of fiscal 2012, the Company plans to open four new stores and complete major remodels on ten stores (six of which will be expanded in size). The store openings for fiscal 2012 are expected to result in a 3.8% increase in retail square footage, as compared to a 3.2% increase in fiscal 2011. The remaining store openings for fiscal 2012 are expected to include three in the third quarter (one of which is a replacement for a store closed in the first quarter of fiscal 2012) and one in the fourth quarter. Management routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

As previously disclosed, the Company expected to incur additional non-cash charges for the settlement of pension liabilities and other employee benefits in connection with the sale of A&E. Accordingly, the Company recorded non-cash charges of $25.8 million during the first quarter of fiscal 2012 that related to these anticipated charges. The majority of these losses resulted from adjustments for the recognition of a pro-rata share of the pension plan's accumulated unrecognized net actuarial losses that was previously included in Accumulated Other Comprehensive Income and the impact from allocating existing plan assets under pension regulations and was based upon preliminary actuarial estimates. Final valuations will not be complete until the Company's second quarter of fiscal 2012 and could result in additional adjustments.

The Company's management remains cautious in its expectations for the remainder of fiscal 2012 due to the current economic environment and its impact on the Company's customers. Harris Teeter will continue to refine its merchandising strategies to respond to the changing shopping demands. The retail grocery market remains intensely competitive. Any operating improvement will be dependent on the Company's ability to increase Harris Teeter's market share, control costs and to effectively execute the Company's strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned subsidiary, Harris Teeter is engaged in the retail supermarket business. As previously noted, the Company sold A&E on November 7, 2011 to two newly formed affiliates of KPS Capital Partners, LP for $180 million in cash consideration, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. The Company has no material independent operations, nor material assets, other than the investment in Harris Teeter, as well as certain property and equipment, cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to Harris Teeter and is dependent upon income and associated cash flows from its operations.

The Company's principal source of liquidity is cash generated from operating activities and borrowings available under the Company's credit facility. During the 13 weeks ended January 1, 2012, operating activities used $27.8 million of cash as compared to generating $0.6 million in the comparable period last year. The change from the prior year period was due to the timing of accruals and related payments associated with normal operations. Investing activities during the 13 weeks ended January 1, 2012 provided net cash of $139.5 million (including the cash proceeds from the sale of A&E), as compared to $5.1 million in the comparable prior year period. During the first quarter of fiscal 2011, Harris Teeter generated $22.6 million from the sale of its ownership position in five investment properties along with one owned property and Corporate generated $21.6 million from a sale of its interest in a foreign investment company. Financing activities during the 13 weeks ended January 1, 2012 utilized $10.5 million of cash and included $6.4 million for the payment of dividends.

On January 30, 2012, the Company amended and restated its existing credit agreement that provided financing under a $100 million term loan and a $350 million revolving line of credit. The existing agreement was due to expire in December of 2012 and the Company had previously repaid $20 million of the term loan. The amended credit facility contains a revolving line of credit that provides for financing up to $350 million through its termination date on January 30, 2017. In connection with the closing of the amended credit agreement, the Company repaid the remaining $80 million term loan utilizing $40 million of cash and $40 million of borrowings under the new revolver. The amended and restated credit agreement provides for an optional increase of the revolving credit facility by an additional amount of up to $100 million and two one-year maturity extension options, both of which require consent of certain of the lenders. The more significant of the financial covenants that the Company must meet during the term of the credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio.

Fiscal 2012 consolidated capital expenditures are expected to total approximately $215 million. The Company anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2012, as well as in the foreseeable future. The Company has sufficient resources through internally generated funds, proceeds from the sale of A&E and borrowings available under its existing credit facility to complete the planned capital investment. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in January 2017.

As of January 1, 2012, the Company was in compliance with all financial covenants of the prior credit agreement. Issued letters of credit reduced the amount available for borrowings under the prior credit agreement and amounted to $28.8 million as of January 1, 2012. In addition to borrowings available under the Company's credit facility, the Company has the capacity to borrow up to an aggregate amount of $34.3 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of January 1, 2012, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under either of the prior or current credit agreements. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's credit agreement, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. There were no material changes in the scheduled maturities of the Company's contractual obligations as of January 1, 2012, as disclosed in the table under the heading "Contractual Obligations and Commercial Commitments" in the Company's 2011 Annual Report.

In connection with the closing of certain store locations, Harris Teeter has assigned leases to several other sub-tenants with recourse. These leases expire over the next nine years, and the future minimum lease payments of approximately $36.0 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by the Company, the approximate aggregate amounts due by year would be as follows: $5.8 million for the remainder of fiscal 2012 (23 stores), $6.7 million in fiscal 2013 (18 stores), $5.8 million in fiscal 2014 (16 stores), $5.3 million in fiscal 2015 (12 stores), $4.3 million in fiscal 2016 (8 stores) and $8.1 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $28.8 million at January 1, 2012.

Contributions to the SERP are equal to the benefit payments made during the year. The Company anticipates contributing approximately $924,000 to the SERP for expected future benefit payments during the remainder of fiscal 2012.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2011 Annual Report. There have been no material changes to any of the critical accounting policies contained therein.

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

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A, "Risk Factors" of the Company's 2011 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which the Company operates. While management believes these forward-looking statements are accurate and reasonable, uncertainties, risks and factors, including those described below, could cause actual future results to differ materially from those expected results reflected in the forward-looking statements.

Factors that could cause the Company's actual results to differ materially from those anticipated in the forward-looking statements in this report include the following:

•Generally adverse economic and industry conditions, including changes in consumer food preferences;

•Changes in the competitive environment, including increased competition in the Company's primary geographic markets, the entry of new competitors or changes in the strategies of current competitors and consolidation in the retail grocery industry;

•Changes in federal, state or local laws or regulations affecting the manufacturing, distribution or retailing of food and changes in food safety requirements;

•Changes in accounting standards or taxation requirements, including the passage of future tax legislation or any regulatory or judicial position that could have an adverse impact on past, current or future tax benefits;

•Economic (including inflation) or political changes in the regions in which the Company operates;

•The Company's requirement to impair recorded long-lived assets;

•Cost and stability of energy sources;

•Cost and availability of product to resell;

•The Company's ability to pass along product cost increases through increased sales prices;

•Management's ability to predict accurately the adequacy of the Company's present liquidity to meet future requirements;

•Adverse economic conditions in the financial markets, including availability of financing and an increase in costs related to obtaining financing at acceptable rates;

•The Company's ability to successfully integrate the operations of acquired properties or businesses;

•The success of the Company's expansion plans and their effect on store openings, closings and other investments;

•Continued solvency of any third parties on leases the Company has guaranteed;

•Management's ability to predict the required contributions to the pension plans of the Company;

•Changes in labor and employee benefit costs, such as increased health care and other insurance costs;

•Ability to recruit, train and retain effective employees and management;

•The extent and speed of successful execution of strategic initiatives designed to increase sales and profitability and the ability to implement new technology; and

•Unexpected outcomes of any legal proceedings arising in the normal course of business of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company's exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding the Company's market risk position from the information provided under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2011 Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of January 1, 2012, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's first quarter of fiscal 2012, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended January 1, 2012.

The following table summarizes the Company's purchases of its common stock during the quarter ended January 1, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2011 to November 6, 2011	0	n.a.	0	2,767,169
November 7, 2011 to December 4, 2011	0	n.a.	0	2,767,169
December 5, 2011 to January 1, 2012	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of January 1, 2012, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended January 1, 2012. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Amendment No. 1 to the Ruddick Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of November 7, 2011.

10.2	Amendment No. 3 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012.

10.3	Amendment No. 4 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012.

10.4	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Thomas W. Dickson, effective as of February 9, 2012.

10.5	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and John B. Woodlief, effective as of February 9, 2012.

10.6	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Frederick J. Morganthall, II, effective as of February 9, 2012.

10.7	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Rodney C. Antolock, effective as of February 9, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)
Dated: February 9, 2012	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1	Amendment No. 1 to the Ruddick Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of November 7, 2011.

10.2	Amendment No. 3 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012.

10.3	Amendment No. 4 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012.

10.4	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Thomas W. Dickson, effective as of February 9, 2012.

10.5	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and John B. Woodlief, effective as of February 9, 2012.

10.6	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Frederick J. Morganthall, II, effective as of February 9, 2012.

10.7	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Rodney C. Antolock, effective as of February 9, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.