Form 10-Q/A
period 2012-01-01
RUDDICK CORP
filed 2012-02-13
CIK 85704

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amended Report”) to the Quarterly Report on Form 10-Q of Ruddick Corporation (the “Registrant”) for the quarterly period ended January 1, 2012, as originally filed with the Securities and Exchange Commission on February 10, 2012 (the “Original Report”), is being filed to update the principal officers’ certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications filed as Exhibits 31.1 and 31.2 to the Original Report identified the wrong periodic report covered by the certifications.  At the time of the filing of the Original Report, however, the Registrant was in possession of manually signed Section 302 certifications that correctly identified the proper periodic report.  As a result, the Registrant is filing this Amended Report solely to correct the typographical error.

As required by Securities and Exchange Commission rules, the contents of the Original Report is being re-filed with this Amended Report, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Report also includes as Exhibits 32.1 and 32.2 new certifications pursuant to 18 U.S.C. Section 1350. Except for the new certifications required to be filed herewith, this Amended Report does not reflect events occurring after the filing of the Original Report, and does not modify or update other disclosures made in the Original Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended January 1, 2012.

The following table summarizes the Company's purchases of its common stock during the quarter ended January 1, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2011 to November 6, 2011	0	n.a.	0	2,767,169
November 7, 2011 to December 4, 2011	0	n.a.	0	2,767,169
December 5, 2011 to January 1, 2012	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of January 1, 2012, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended January 1, 2012. The stock buyback program has no set expiration or termination date.

PART II

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Amendment No. 1 to the Ruddick Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of November 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.2	Amendment No. 3 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.3	Amendment No. 4 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.4	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Thomas W. Dickson, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.5	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and John B. Woodlief, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.6	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Frederick J. Morganthall, II, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.7	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Rodney C. Antolock, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements (incorporated by reference to Exhibit 101 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDDICK CORPORATION
(Registrant)
Dated: February 13, 2012	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1	Amendment No. 1 to the Ruddick Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of November 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.2	Amendment No. 3 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.3	Amendment No. 4 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.4	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Thomas W. Dickson, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.5	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and John B. Woodlief, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.6	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Frederick J. Morganthall, II, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

10.7	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between Ruddick Corporation and Rodney C. Antolock, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Ruddick Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements (incorporated by reference to Exhibit 101 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012).