Form 10-Q
period 2012-04-01
HARRIS TEETER SUPERMARKETS, INC.
filed 2012-05-04
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-6905

HARRIS TEETER SUPERMARKETS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-0905940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Crestdale Road, Matthews, North Carolina	28105
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 372-5404

RUDDICK CORPORATION
301 South Tryon Street, Suite 1800
Charlotte, North Carolina 28202
(Former name or former address, if changed since last report)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of April 27, 2012
Common Stock	49,295,977 shares

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	April 1, 2012	October 2, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$232,476	$164,479
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,549 and $1,471	52,784	47,088
Refundable Income Taxes	10,042	15,055
Inventories	290,659	287,137
Deferred Income Taxes	5,023	1,321
Prepaid Expenses and Other Current Assets	26,772	24,576
Current Assets of Discontinued Operations	-	220,017
Total Current Assets	617,756	759,673
Property, Net	1,040,048	1,019,468
Investments	104,735	112,556
Intangible Assets	13,073	13,609
Other Long-Term Assets	82,440	79,118
Total Assets	$1,858,052	$1,984,424
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$4,137	$3,902
Accounts Payable	246,032	252,859
Accrued Compensation	57,072	63,236
Other Current Liabilities	79,410	87,805
Current Liabilities of Discontinued Operations	-	71,571
Total Current Liabilities	386,651	479,373
Long-Term Debt and Capital Lease Obligations	210,702	283,428
Deferred Income Taxes	23,175	19,674
Pension Liabilities	104,459	113,617
Other Long-Term Liabilities	111,397	113,250
Commitments and Contingencies	-	-
Shareholders’ Equity
Common Stock, no par value - Shares Outstanding: 2012 - 49,295,977;
2011 - 49,147,817	107,940	104,211
Retained Earnings	1,015,140	984,535
Accumulated Other Comprehensive Loss	(101,412)	(100,423)
Accumulated Other Comprehensive Loss of Discontinued Operations	-	(19,048)
Total Shareholders’ Equity of Harris Teeter Supermarkets, Inc.	1,021,668	969,275
Noncontrolling Interest of Discontinued Operations	-	5,807
Total Shareholders’ Equity	1,021,668	975,082
Total Liabilities and Equity	$1,858,052	$1,984,424

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 3,	April 1,	April 3,
	2012	2011	2012	2011
Net Sales	$1,120,379	$1,050,146	$2,239,945	$2,082,427
Cost of Sales	776,822	733,070	1,569,568	1,458,928
Selling, General and Administrative Expenses	291,071	269,420	571,629	534,044
Operating Profit	52,486	47,656	98,748	89,455
Interest Expense	3,334	5,069	8,072	9,529
Interest Income	(34)	(33)	(82)	(56)
Net Investment Loss (Gain)	-	114	-	(19,392)
Earnings From Continuing Operations Before Income Taxes	49,186	42,506	90,758	99,374
Income Tax Expense	18,730	16,333	34,486	38,795
Earnings From Continuing Operations, Net of Income Taxes	30,456	26,173	56,272	60,579
(Loss) Earnings From Operations of Discontinued Operations	(344)	6,504	(18,344)	12,094
Income Tax (Benefit) Expense	(142)	2,771	(5,985)	4,634
(Loss) Earnings on Discontinued Operations, Net of
Income Taxes	(202)	3,733	(12,359)	7,460
Net Earnings	$30,254	$29,906	$43,913	$68,039

Net Earnings (Loss) Per Share - Basic:
Continuing Operations	$0.62	$0.54	$1.16	$1.25
Discontinued Operations	-	0.08	(0.25)	0.15
Total	$0.62	$0.62	$0.90	$1.40

Net Earnings (Loss) Per Share - Diluted:
Continuing Operations	$0.62	$0.54	$1.15	$1.24
Discontinued Operations	-	0.08	(0.25)	0.15
Total	$0.62	$0.61	$0.90	$1.39

Weighted Average Number of Shares of Common
Stock Outstanding:
Basic	48,780	48,481	48,714	48,446
Diluted	49,034	48,818	49,016	48,806

Dividends Declared Per Common Share	$0.14	$0.13	$0.27	$0.26

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts) (unaudited)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Harris Teeter Supermarkets, Inc.	Non- controlling Interest	Total Equity
Balance as of October 3, 2010	48,901,482	$98,285	$918,843	$(124,679)	$892,449	$6,474	$898,923
Comprehensive Income:
Net earnings	-	-	68,039	-	68,039	443	68,482
Unrealized gain on cash flow hedge, net of income taxes	-	-	-	766	766	-	766
Foreign currency translation adjustment, net of tax benefits	-	-	-	505	505	123	628
Total Comprehensive Income					69,310	566	69,876
Dividends ($0.26 a share)	-	-	(12,776)	-	(12,776)	-	(12,776)
Exercise of stock options, including tax benefits of $926	21,745	1,286	-	-	1,286	-	1,286
Share-based compensation	278,783	3,999	-	-	3,999	-	3,999
Shares effectively purchased and retired for withholding taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors stock plan and other	-	3	-	-	3	-	3
Acquisition from noncontrolling interest	-	(1,444)	-	-	(1,444)	(806)	(2,250)
Distributions to noncontrolling interest	-	-	-	-	-	(485)	(485)
Balance as of April 3, 2011	49,136,245	$99,644	$974,106	$(123,408)	$950,342	$5,749	$956,091

Balance as of October 2, 2011	49,147,817	$104,211	$984,535	$(119,471)	$969,275	$5,807	$975,082
Comprehensive Income:
Net earnings	-	-	43,913	-	43,913	-	43,913
Unrealized gain on cash flow hedge, net of income taxes	-	-	-	858	858	-	858
Postemployment benefits adjustment, net of income taxes	-	-	-	26	26	-	26
Pension liability adjustment, net of income taxes	-	-	-	21,100	21,100	-	21,100
Foreign currency translation adjustment, net of income taxes	-	-	-	870	870	56	926
Total Comprehensive Income					66,767	56	66,823
Dividends ($0.27 a share)	-	-	(13,308)	-	(13,308)	-	(13,308)
Exercise of stock options, including tax benefits of $1,838	19,506	2,152	-	-	2,152	-	2,152
Share-based compensation	250,946	6,703	-	-	6,703	-	6,703
Shares effectively purchased and retired for withholding taxes	(122,292)	(5,129)	-	-	(5,129)	-	(5,129)
Directors stock plan and other	-	3	-	-	3	-	3
Distributions to noncontrolling interest	-	-	-	-	-	(176)	(176)
Disposition of Subsidiary	-	-	-	(4,795)	(4,795)	(5,687)	(10,482)
Balance as of April 1, 2012	49,295,977	$107,940	$1,015,140	$(101,412)	$1,021,668	$-	$1,021,668
See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	26 Weeks Ended	26 Weeks Ended
	April 1, 2012	April 3, 2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$43,913	$68,039
Loss (Earnings) From Discontinued Operations	12,359	(7,460)
Non-Cash Items Included in Net Income:
Depreciation and Amortization	66,885	63,652
Deferred Income Taxes	2,153	146
Net Gain on Property and Investment Sales	(162)	(19,343)
Share-Based Compensation	3,808	3,999
Other, Net	(2,020)	(1,350)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(5,696)	(3,242)
Inventories	(3,522)	1,957
Prepaid Expenses and Other Current Assets	(1,304)	4,268
Accounts Payable	(10,055)	3,105
Other Current Liabilities	(8,439)	1,043
Other Long-Term Operating Accounts	(30,191)	(32,571)
Net Cash Used by Operating Activities of Discontinued Operations	-	(576)
Net Cash Provided by Operating Activities	67,729	81,667
INVESTING ACTIVITIES:
Capital Expenditures	(70,393)	(71,553)
Purchase of Other Investments	(591)	(14,402)
Proceeds from Sale of Property and Investments	170,418	50,297
Investments in Company-Owned Life Insurance	(611)	(1,073)
Other, Net	(28)	(127)
Net Cash Used by Investing Activities of Discontinued Operations	-	(1,285)
Net Cash Provided (Used) by Investing Activities	98,795	(38,143)
FINANCING ACTIVITIES:
Payments on Long-Term Debt and Capital Lease Obligations	(81,357)	(28,267)
Dividends Paid	(13,308)	(12,776)
Proceeds from Stock Issued	314	360
Share-Based Compensation Tax Benefits	1,838	762
Shares Effectively Purchased and Retired for Withholding Taxes	(5,129)	(2,485)
Other, Net	(885)	70
Net Cash Used by Financing Activities of Discontinued Operations	-	(570)
Net Cash Used by Financing Activities	(98,527)	(42,906)
Increase in Cash and Cash Equivalents	67,997	618
Effect of Foreign Currency Fluctuations on Cash of Discontinued Operations	-	81
Cash and Cash Equivalents at Beginning of Year	164,479	73,612
Cash and Cash Equivalents at End of Year	$232,476	$74,311

Cash and Cash Equivalents of Continuing Operations	$232,476	$64,010
Cash and Cash Equivalents of Discontinued Operations	—	10,301
Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	9,357	9,701
Income Taxes	21,716	20,767
Non-Cash Activity - Assets Acquired under Capital Leases	8,866	12,144
Non-Cash Activity - Note Received in Connection with Sale of Investments	—	2,855

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Harris Teeter Supermarkets, Inc. (the "Company"), through its primary subsidiary Harris Teeter, Inc. ("Harris Teeter"), operates a regional chain of supermarkets in eight states primarily in the southeastern and mid-Atlantic United States, and the District of Columbia. Until November 7, 2011, the Company was also engaged in the manufacturing and distribution of industrial sewing thread through its American & Efird business ("A&E"). Pursuant to the authorization granted by its shareholders at the 2012 Annual Meeting of Shareholders and by the Company's board of directors, the Company filed Articles of Amendment to the Company's Restated Articles of Incorporation to change the name of the Company from "Ruddick Corporation" to "Harris Teeter Supermarkets, Inc." The name change became effective on April 2, 2012.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Harris Teeter Supermarkets, Inc. and subsidiaries, including its wholly-owned operating company, Harris Teeter, collectively referred to herein as the Company. All material intercompany amounts have been eliminated.

On November 7, 2011, the Company completed the sale of all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The purchase price was $180.0 million in cash consideration, subject to adjustments for working capital and certain liabilities, including under funded pension liabilities and foreign debt. A&E's results of operations and financial position are reported as discontinued operations in these financial statements.

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

The Company's Consolidated Condensed Balance Sheet as of October 2, 2011 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended April 1, 2012 are not necessarily indicative of results for a full year.

Reporting Periods

The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company's fiscal 2012 year ends on the Tuesday nearest to September 30.

Derivatives

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. In addition, from time to time the Company will enter into commodity forward contracts related to the purchase of ingredients used in production processes. These contracts generally qualify for the normal purchase exception under guidance for derivative instruments and hedging activity.

The Company enters into purchase commitments for a portion of the fuel utilized in its distribution operations. The Company expects to take delivery of and to utilize these resources in a reasonable period of time and in the conduct of normal business. Accordingly, these fuel purchase commitments qualify as normal purchases. The Company also utilizes derivative financial instruments to hedge its exposure in the price variations of fuel.

Reclassifications

To conform with classifications used in the current year, the financial statements for the prior year reflect certain reclassifications.

2. Discontinued Operations

The major classes of assets and liabilities of the discontinued operations that are included in the Company's Consolidated Balance Sheets were as follows (in thousands):

October 2, 2011
Cash and Cash Equivalents	$10,323
Accounts Receivable, Net of Allowance For Doubtful Accounts of $899	52,137
Refundable Income Taxes	100
Inventories	51,967
Deferred Income Taxes	522
Prepaid Expenses and Other Current Assets	6,219
Current Assets of Discontinued Operations	$121,268

Property, Net	$64,834
Investments	63,652
Deferred Income Taxes	837
Goodwill	515
Intangible Assets	6,468
Other Long-Term Assets	4,698
Impairment Reserve	(42,255)
Long-Term Assets of Discontinued Operations	$98,749

Notes Payable	$3,674
Current Portion of Long-Term Debt and Capital Lease Obligations	469
Accounts Payable	17,400
Federal and State Income Taxes	973
Accrued Compensation	7,563
Deferred Income Taxes	548
Other Current Liabilities	6,900
Current Liabilities of Discontinued Operations	$37,527

Long-Term Debt and Capital Lease Obligations	$318
Deferred Income Taxes	3,711
Pension Liabilities	27,735
Other Long-Term Liabilities	2,280
Long-Term Liabilities of Discontinued Operations	$34,044

Accumulated Other Comprehensive Loss of Discontinued Operations	$19,048
Noncontrolling Interest of Discontinued Operations	$5,807

The following table sets forth the components of discontinued operations (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 3,	April 1,	April 3,
	2012	2011	2012	2011
Net Sales	$-	$82,627	$30,313	$155,817
Cost of Sales	-	62,190	23,205	117,803
Gross Profit	-	20,437	7,108	38,014
SG&A Expenses	-	13,679	4,377	25,332

Operating Profit	-	6,758	2,731	12,682
Interest Expense	-	94	19	203
Interest Income	-	(48)	(17)	(58)
Less Net Earnings Attributable to
Noncontrolling Interest	-	208	37	443
Loss From Operations of Discontinued Operations	344	-	21,036	-
(Loss) Earnings from Discontinued Operations	(344)	6,504	(18,344)	12,094
Income Tax (Benefit) Expense	(142)	2,771	(5,985)	4,634
(Loss) Earnings on Discontinued Operations, Net	$(202)	$3,733	$(12,359)	$7,460

3. Computation of Earnings Per Share (EPS)

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of earnings per share on Earnings From Continuing Operations (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 3,	April 1,	April 3,
	2012	2011	2012	2011
Basic EPS:
Earnings From Continuing Operations, Net of Income Taxes	$30,456	$26,173	$56,272	$60,579
Weighted Average Common Shares Outstanding	48,780	48,481	48,714	48,446
Basic EPS	$0.62	$0.54	$1.16	$1.25

Diluted EPS:
Earnings From Continuing Operations, Net of Income Taxes	$30,456	$26,173	$56,272	$60,579
Weighted Average Common Shares Outstanding	48,780	48,481	48,714	48,446
Net Potential Common Share Equivalents - Stock Options	18	26	20	28
Net Potential Common Share Equivalents - Stock Awards	236	311	282	332
Weighted Average Common Shares Outstanding	49,034	48,818	49,016	48,806
Diluted EPS	$0.62	$0.54	$1.15	$1.24

Excluded from the calculation of common share equivalents:
Anti-Dilutive Common Share Equivalents - Stock Options	-	-	-	-
Anti-Dilutive Common Share Equivalents - Stock Awards	-	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 106,000 performance shares for each of the 13 and 26 week periods ended April 1, 2012 and 148,000 performance shares for each of the 13 and 26 week periods ended April 3, 2011 were excluded from the computation of diluted shares.

To calculate the per share (Loss) Earnings From Discontinued Operations, Net and Net Earnings, the denominator for both basic and diluted per share data is the same as that used in the table above. The basic and diluted per share (Loss) Earnings From Discontinued Operations, Net and Net Earnings were as follows (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 3,	April 1,	April 3,
	2012	2011	2012	2011
(Loss) Earnings From Discontinued Operations, Net	$(202)	$3,733	$(12,359)	$7,460
Basic (Loss) Earnings Per Share	$-	$0.08	$(0.25)	$0.15
Diluted (Loss) Earnings Per Share	$-	$0.08	$(0.25)	$0.15
Net Earnings	$30,254	$29,906	$43,913	$68,039
Basic Earnings Per Share	$0.62	$0.62	$0.90	$1.40
Diluted Earnings Per Share	$0.62	$0.61	$0.90	$1.39

4. Employee Benefit Plans

The Company maintains various retirement benefit plans for substantially all full-time employees. These plans include the Harris Teeter Supermarkets, Inc. Employees' Pension Plan ("Pension Plan"), which is a qualified non-contributory defined benefit plan, the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan ("SERP"), which is a non-qualified supplemental defined benefit pension plan for certain executive officers and the Harris Teeter Supermarkets, Inc. Retirement and Savings Plan ("Savings Plan") which is a defined contribution retirement plan. The following table summarizes the components of the net periodic pension expense for the Pension Plan and SERP (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 3,	April 1,	April 3,
	2012	2011	2012	2011
Pension Plan:
Service cost	$842	$762	$1,610	$1,270
Interest cost	4,199	4,361	7,902	8,113
Expected return on plan assets	(4,891)	(5,863)	(9,207)	(10,306)
Amortization of prior service cost	7	26	14	43
Recognized net actuarial loss	3,182	2,935	6,084	5,633
Net periodic pension expense	$3,339	$2,221	$6,403	$4,753

SERP:
Service cost	$193	$204	$402	$407
Interest cost	612	488	1,252	977
Amortization of prior service cost	43	62	91	124
Recognized net actuarial loss	270	380	588	760
Net periodic pension expense	$1,118	$1,134	$2,333	$2,268

Expense related to the Savings Plan amounted to $5,310,000 and $4,497,000 for the 13 weeks and $10,861,000 and $9,972,000 for the 26 weeks ended April 1, 2012 and April 3, 2011, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2011 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on preliminary actuarial calculations, the Company will not be required to make a contribution to the Pension Plan in fiscal 2012; however, the Company elected to contribute $40.0 million during the 26 weeks ended April 1, 2012 and will review the funding ratios after the final actuarial calculations are complete. Based on these reviews, the Company may elect to make additional contributions during the remainder of fiscal 2012.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $616,000 during the 26 weeks ended April 1, 2012, and anticipates contributing approximately $616,000 more for expected future benefit payments during the remainder of fiscal 2012.

5. Equity Incentive Plans

The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. Since 2004, the Company's Board of Directors has approved stock awards in lieu of stock options.

A summary of the status of the Company's stock awards as of the respective balance sheet dates, changes during 26-week periods ending on those dates and the per share weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	April 1, 2012		April 3, 2011
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	797	$32.25	706	$28.52
Granted	212	42.44	298	38.44
Vested	(389)	31.72	(190)	28.29
Forfeited	(3)	34.61	(11)	30.32
Non-vested at end of period	617	35.92	803	32.23

The total fair value of stock awards vested during the 26 weeks ended April 1, 2012 and April 3, 2011 was $12,357,000 and $5,388,000, respectively.

Stock awards are being expensed over the employees' five-year requisite service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $1,777,000 and $2,121,000 for the 13 weeks and $6,703,000 and $3,999,000 for the 26 weeks ended April 1, 2012 and April 3, 2011, respectively. Unamortized expense related to these awards as of April 1, 2012 amounted to $13,101,000 and have a weighted average recognition period of 2.09 years.

A summary of the status of the Company's stock option plans as of the respective balance sheet dates, changes during the 26 week periods ending on those dates and related per share weighted average exercise price is presented below (shares in thousands):

	April 1, 2012		April 3, 2011
	Shares	Price	Shares	Price
Outstanding at beginning of period	67	$18.77	104	$17.86
Exercised	(20)	16.11	(21)	16.57
Outstanding and exercisable at end of period	47	19.87	83	18.19

As of April 1, 2012, all outstanding stock options were exercisable and the price per share ranged from $14.39 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of the respective balance sheet dates, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	April 1, 2012	April 3, 2011
Intrinsic value of options outstanding and exercisable at end of period	$951	$1,720
Intrinsic value of stock options exercised during the 26-week period	493	455

There were no stock options granted or compensation costs related to stock options during the first six months of fiscal 2012 or 2011.

6. Inventories

The following table summarizes the components of inventories as of the respective balance sheet dates (in thousands):

	April 1, 2012	October 2, 2011
Finished Goods	$286,490	$283,699
Raw Materials	4,169	3,438
Total Inventories	$290,659	$287,137

7. Property

The following table summarizes the components of property as of the respective balance sheet dates (in thousands):

	April 1, 2012	October 2, 2011
Land	$29,073	$20,168
Buildings and Improvements	227,766	220,442
Machinery and Equipment	845,895	815,590
Leasehold Improvements	800,911	786,792
Construction in Progress	67,305	54,411
Total, at Cost	1,970,950	1,897,403
Accumulated Depreciation and Amortization	(930,902)	(877,935)
Property, Net	$1,040,048	$1,019,468

Depreciation and amortization expense for property was $33,348,000 and $31,832,000 for the 13 weeks and $66,349,000 and $63,208,000 for the 26 weeks ended April 1, 2012 and April 3, 2011, respectively.

8. Intangible Assets

The carrying amount of intangible assets as of the respective balance sheet dates was as follows (in thousands):

	April 1, 2012	October 2, 2011
Acquired Favorable Operating Leases	$18,170	$18,170
Pharmacy Scripts	602	602
Total Amortizing Intangibles	18,772	18,772
Accumulated Amortization	(5,699)	(5,163)
Total Intangible Assets, Net of Accumulated Amortization	$13,073	$13,609

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $268,000 and $226,000 for the 13 weeks and $536,000 and $444,000 for the 26 weeks ended April 1, 2012 and April 3, 2011, respectively. Amortizing intangible assets have remaining useful lives from two to 17 years. Projected amortization expense for intangible assets existing as of April 1, 2012 is: $535,000 for the remainder of fiscal 2012 and $1,071,000, $1,004,000, $870,000 and $870,000 for fiscal years 2013, 2014, 2015 and 2016, respectively.

9. Long-Term Debt

On January 30, 2012, the Company amended and restated its then-existing credit agreement that provided financing under a $100.0 million term loan and a $350.0 million revolving line of credit. The prior credit agreement was due to expire in December of 2012 and the Company had previously repaid $20.0 million of the term loan prior to the closing of the amended credit facility. The amended credit facility contains a revolving line of credit that provides for financing up to $350.0 million through its termination date on January 30, 2017. In connection with the closing of the amended credit agreement, the Company repaid the remaining $80.0 million term loan under the prior credit facility utilizing $40.0 million of cash and $40.0 million of borrowings under the new revolver. The amended credit agreement provides for an optional increase of the revolving credit facility by an additional amount of up to $100.0 million (if the existing or new lenders agree to assume the additional commitments) and two one-year maturity extension options, both of which require consent of certain of the lenders. Outstanding borrowings under the amended credit agreement bear interest at a variable rate, at the Company's option at: (a) an alternate base rate, based on a reference to: rates on federal funds transactions with members of the Federal Reserve System, the prime rate, or the LIBOR Market Index Rate in effect on the interest determination date; (b) the LIBOR Market Index Rate; or (c) a LIBOR Rate, each plus an applicable margin as determined by the administrative agent in accordance with the terms of the amended credit agreement. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the amended credit agreement. The more significant of the financial covenants that the Company must meet during the term of the amended credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. The amended credit agreement restricts the Company's ability to pay dividends and make certain other restricted payments, as defined in the amended credit agreement, if after giving effect to such restricted payment an event of default under the amended credit agreement would exist or the Company would not be in compliance with certain specified financial covenants. However, management does not expect these restrictions will affect the Company's ability to pay dividends at the current level in the foreseeable future.

10. Derivative Financial Instruments

During fiscal 2009, the Company entered into two separate three-year interest rate swap agreements with an aggregate notional amount of $80.0 million. The swap agreements effectively fixed the interest rate on $80.0 million of the Company's term loan, of which $40.0 million was at 1.81% and $40.0 million was at 1.80%, excluding the applicable margin and associated fees. Both interest rate swaps were designated as cash flow hedges. One of the swap agreements expired according to its term on January 30, 2012 and the second swap agreement expires May 12, 2012. In connection with the closing of the amended and restated credit agreement, the Company paid off the term loan utilizing $40.0 million of cash and $40.0 million of borrowings under the new revolver.

In the first quarter of fiscal 2011, the Company entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,092,000 gallons of fuel at $1.95 to $2.56 per gallon, excluding shipping, handling and taxes. The options expired on April 30, 2011 and were deemed to be net purchase options which were designated as a cash flow hedge.

In the second quarter of fiscal 2011, the Company entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 1,344,000 gallons of fuel at $2.43 to $2.80 per gallon, excluding shipping, handling and taxes. The options expired on November 30, 2011 and were deemed to be net purchase options which were designated as a cash flow hedge.

In the fourth quarter of fiscal 2011, the Company entered into a series of purchased call options and written put options in order to limit the price variability in fuel purchases. The options effectively established the purchase price for 2,478,000 gallons of fuel at $2.50 to $3.13 per gallon, excluding shipping, handling and taxes. Options on 1,218,000 gallons of fuel began on December 1, 2011 and expire on May 31, 2012. The remaining options begin on June 1, 2012 and expire on November 30, 2012. All of the options are deemed to be net purchase options which are designated as a cash flow hedge.

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at April 1, 2012:
Interest rate swaps (included with Other Long-Term
Liabilities on the balance sheet)	$78	$-	$78	$-
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$340	$-	$340	$-

Fair Value Measurement at October 2, 2011:
Interest rate swaps (included with Other Long-Term
Liabilities on the balance sheet)	$565	$-	$565	$-
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$16	$-	$16	$-
Net purchase options (included with Accounts Payable
on the balance sheet)	$276	$-	$276	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the period ended April 1, 2012.

The pre-tax unrealized gains associated with the cash flow hedges were as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1,	April 3,	April 1,	April 3,
	2012	2011	2012	2011
Unrealized gains recognized in other comprehensive income	$590	$952	$1,457	$1,256

11. Financial Instruments

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

	April 1, 2012	October 2, 2011
Senior notes - estimated fair value	$128,175	$128,737
Senior notes - carrying amount	100,000	100,000

12. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, the Company has assigned leases to several other sub-tenants with recourse. These various leases expire over the next nine years and the future minimum lease payments totaling $33,976,000 over this period have been assumed by the other sub-tenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company operates in the retail grocery segment (including related real estate and store development activities) through its wholly-owned subsidiary Harris Teeter. The Company operates a regional supermarket chain primarily in the southeastern and mid-Atlantic United States, and the District of Columbia and evaluates its performance utilizing various measures which include, but are not limited to, operating profit.

Historically, the Company also engaged in the manufacturing and distribution of industrial sewing thread (textile primarily), including embroidery thread and technical textiles, through its A&E business. On November 7, 2011, the Company sold all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The sale price for A&E was $180.0 million in cash, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. In connection with the sale, the Company recorded a pre-tax loss of $48.8 million in the fourth quarter of fiscal 2011. During the first half of fiscal 2012, the Company recorded pre-tax charges totaling $21.0 million related to the sale. As a result of this disposition, the sales and operating results of A&E are categorized as discontinued operations in the discussion that follows for all periods presented.

The economic environment over the past few years has motivated changes in the consumption habits of the retail consumer which continues to impact our financial results. Economic uncertainty, tumultuous market conditions and low levels of consumer confidence have created changes in the type of products purchased by the Company's customers and increased the competitive environment in the Company's primary markets. The Company competes with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as "neighborhood or supercenters" and "club and warehouse stores," specialty supermarkets and drug stores. Generally, the Company's markets continue to experience new store opening activity and increased feature pricing or everyday low prices by competitors. The Company utilizes information gathered from various sources, including its Very Important Customer ("VIC") loyalty card program, and works with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for the Company's customers. In addition, the Company differentiates itself from its competitors with its product selection, assortment and variety, and its focus on customer service.

The Company has continued with its planned new store development program. Since the end of the second quarter of fiscal 2011, the Company has opened six new stores and closed two stores, for a net addition of four stores. The Company operated 206 stores as of the end of the second quarter of fiscal 2012. Much of the Company's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

Quarterly Results

The following table sets forth the consolidated operating profit components for the Company for the 13 weeks ended April 1, 2012 and April 3, 2011, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	April 1, 2012		April 3, 2011
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$1,120,379	100.00	$1,050,146	100.00	6.7
Cost of Sales	776,822	69.34	733,070	69.81	6.0
Gross Profit	343,557	30.66	317,076	30.19	8.4
Selling, General and Administrative Expenses:
Harris Teeter	288,004	25.71	266,605	25.39	8.0
Corporate	3,067	0.27	2,815	0.26	9.0
Total	291,071	25.98	269,420	25.65	8.0

Operating Profit	52,486	4.68	47,656	4.54	10.1
Interest Expense, net	3,300	0.29	5,036	0.48	(34.5)
Net Investment Loss	-	-	114	0.01	n.a.
Earnings From Continuing Operations Before
Income Taxes	49,186	4.39	42,506	4.05	15.7
Income Tax Expense	18,730	1.67	16,333	1.56	14.7
Earnings From Continuing Operations, Net	30,456	2.72	26,173	2.49	16.4
(Loss) Earnings From Discontinued Operations,
Net of Income Taxes	(202)		3,733
Net Earnings	$30,254		$29,906

n.a. - not applicable

Sales

Net sales increased 6.7% in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (see definition below) increased 3.91% ($40.2 million) in the second quarter of fiscal 2012 as compared to 1.42% ($14.1 million) in the second quarter of fiscal 2011. The increase in sales from new stores exceeded the loss of sales from closed stores by $27.6 million for the comparable periods. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that the Company's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling the Company to capture sales and expand market share as the markets it serves continue to grow. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to their customers. During the second quarter of fiscal 2012, on a comparable basis, customer visits and average basket size increased, while the average number of items sold declined slightly. In addition, the Company experienced average increases in active households per comparable store (based on VIC data) of 1.67% for the second quarter of fiscal 2012, evidencing a continued growing customer base in those stores and the Company's ability to gain market share. Store brand unit penetration was 24.15% in the second quarter of fiscal 2012, as compared to 24.48% in the second quarter of fiscal 2011. Store brand penetration based on sales dollars increased by 60 basis points to 24.98% in the second quarter of fiscal 2012 from 24.38% in the second quarter of fiscal 2011.

The Company considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," the Company has consistently applied the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed as a result of the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period.

Gross Profit

Gross profit as a percent of sales for the second quarter of fiscal 2012 increased 47 basis points from the prior year period. The 47 basis point increase in the gross profit margin was driven by a decrease in the LIFO charge when compared to the second quarter of fiscal 2011 and increased sales resulting from our effective promotional activity. The LIFO charge for the second quarter of fiscal 2012 was $2.3 million (0.20% of sales), as compared to $4.8 million (0.46% of sales) in the second quarter of fiscal 2011.

Expenses

Selling, general and administrative (SG&A) expenses and its percent of sales for the second quarter of fiscal 2012 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened, or to be opened, during fiscal 2011 and fiscal 2012 accounted for $9.2 million of the $21.4 million increase in total SG&A expenses. Store labor costs increased from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 by $5.8 million; however, there was a 2 basis point reduction in these costs on a percent of sales basis. Fringe benefit costs increased between the second quarter of fiscal 2011 and the second quarter of fiscal 2012 primarily as a result of increased costs associated with health and welfare, incentive bonus plans and pension benefts. The increase in fringe benefit costs represented a 28 basis point increase in the SG&A margin between the comparable periods. The Company also incurred increased remodeling expenses of approximately $1.7 million associated with the Company’s aggressive store remodelling program. Cost increases were offset, in part, by the Company's continued emphasis on its cost control programs. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.4 million (0.13% of sales) for the second quarter of fiscal 2012, as compared to $1.9 million (0.18% of sales) for the second quarter of fiscal 2011. Pre-opening costs fluctuate between reporting periods depending on the new store opening schedule and market location.

Corporate SG&A expenses include a portion of compensation and benefits of holding company employees and certain other costs that have not historically been fully allocated to the operating companies. Corporate SG&A expenses for the second quarter of fiscal 2012 increased by $0.3 million from the prior year period as a result of higher costs associated with certain of the Company's compensation and benefit programs.

Net interest expense (interest expense less interest income) for the second quarter of fiscal 2012 decreased by $1.7 million from the prior year period. Net interest expense for the second quarter of fiscal 2012 included a reversal of accrued interest amounting to $1.3 million that was associated with a reduction of the Company's unrecognized tax liabilities of $3.8 million. The majority of the unrecognized tax liabilities reserve was reversed during the second quarter of fiscal 2012 and since the tax positions related to timing differences it had no impact on current period results of operations. The effective consolidated income tax rate on continuing operations for the second quarter of fiscal 2012 was 38.1% as compared to 38.4% for the second quarter of fiscal 2011.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $30.5 million, or $0.62 per diluted share for the second quarter of fiscal 2012, as compared to $26.2 million, or $0.54 per diluted share for the second quarter of fiscal 2011.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 13 weeks ended April 1, 2012 and April 3, 2011, respectively (in thousands):

	April 1, 2012	April 3, 2011
Net Sales	$-	$82,627
Cost of Sales	-	62,190
Gross Profit	-	20,437
SG&A Expenses	-	13,679
Operating Profit (Loss)	-	6,758
Interest Expense	-	94
Interest Income	-	(48)
Less Net Earnings Attributable to Noncontrolling Interest	-	208
Loss From Operations of Discontinued Operations	344	-
(Loss) Earnings on Discontinued Operations	(344)	6,504
Income Tax (Benefit) Expense	(142)	2,771
(Loss) Earnings From Discontinued Operations, Net of Taxes	$(202)	$3,733

Year-To-Date Results

The following table sets forth the consolidated operating profit components for the Company for the 26 weeks ended April 1, 2012 and April 3, 2011, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year period (in thousands):

	April 1, 2012		April 3, 2011
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$2,239,945	100.00	$2,082,427	100.00	7.6
Cost of Sales	1,569,568	70.07	1,458,928	70.06	7.6
Gross Profit	670,377	29.93	623,499	29.94	7.5
Selling, General and Administrative Expenses:
Harris Teeter	565,993	25.27	528,129	25.36	7.2
Corporate	5,636	0.25	5,915	0.28	(4.7)
Total	571,629	25.52	534,044	25.64	7.0

Operating Profit	98,748	4.41	89,455	4.30	10.4
Interest Expense, net	7,990	0.36	9,473	0.46	(15.7)
Net Investment Gains	-	-	(19,392)	(0.93)	n.a.
Earnings From Continuing Operations Before
Income Taxes	90,758	4.05	99,374	4.77	(8.7)
Income Tax Expense	34,486	1.54	38,795	1.86	(11.1)
Earnings From Continuing Operations, net	56,272	2.51	60,579	2.91	(7.1)
(Loss) Earnings From Discontinued Operations,
Net of Income Taxes	(12,359)		7,460
Net Earnings	$43,913		$68,039

n.a. - not applicable

Sales

Net sales increased 7.6% in the first six months of fiscal 2012, as compared to the first six months of fiscal 2011. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (as previously defined) increased 4.62% ($94.4 million) in the first six months of fiscal 2012 and 1.81% ($35.3 million) in the first six months of fiscal 2011. The increase in sales from new stores exceeded the loss of sales from closed stores by $59.4 million for the comparable periods. As noted previously, comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to their customers. During the first six months of fiscal 2012, on a comparable basis, customer visits and average basket size increased, while the average number of items sold remained flat. In addition, the Company experienced average increases in active households per comparable store (based on VIC data) of 1.89% for the first six months of fiscal 2012, evidencing a continued growing customer base in those stores and the Company's ability to gain market share. Store brand unit penetration was 24.25% in the first six months of fiscal 2012, as compared to 24.08% in the first six months of fiscal 2011. Store brand penetration based on sales dollars increased by 84 basis points to 25.24% in the first six months of fiscal 2012 from 24.40% in the first six months of fiscal 2011.

Gross Profit

Gross profit as a percent of sales for the first six months of fiscal 2012 was essentially flat with the prior year period. The LIFO charge for the first six months of fiscal 2012 was $5.9 million (0.26% of sales), as compared to $5.3 million (0.26% of sales) in the first six months of fiscal 2011.

Expenses

SG&A expenses for the first six months of fiscal 2012 increased from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent of sales decreased 9 basis points in the first six months of fiscal 2012 from the first six months of fiscal 2011, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened, or to be opened, during fiscal 2011 and fiscal 2012 accounted for $20.0 million of the $37.9 million increase in total SG&A expenses. Store labor costs increased from the first six months of fiscal 2011 to the first six months of fiscal 2012 by $11.0 million; however, there was a 11 basis point reduction in these costs on a percent of sales basis. Fringe benefit costs increased between the first six months of fiscal 2011 and the first six months of fiscal 2012 primarily as a result of increased costs associated with health and welfare, incentive bonus plans and pension benefits. The increase in fringe benefit costs represented a 22 basis point increase in the SG&A margin between the comparable periods. The Company also incurred increased remodelling expenses of approximately $1.7 million associated with the Company's aggressive store remodeling program. Cost increases were offset, in part, by the Company's continued emphasis on its cost control programs. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $2.8 million (0.13% of sales) for the first six months of fiscal 2012, as compared to $3.9 million (0.18% of sales) for the first six months of fiscal 2011. Pre-opening costs fluctuate between reporting periods depending on the new store opening schedule and market location.

Corporate SG&A expenses include a portion of compensation and benefits of holding company employees and certain other costs that have not historically been fully allocated to the operating companies. Corporate SG&A expenses for the first six months of fiscal 2012 decreased by $0.3 million from the prior year period as a result of lower costs associated with certain of the Company's compensation and benefit programs.

Net interest expense (interest expense less interest income) for the first six months of fiscal 2012 decreased by $1.5 million from the prior year period. As previously discussed, net interest expense for the first half of fiscal 2012 included a reversal of accrued interest amounting to $1.3 million that was associated with a reduction of the Company's unrecognized tax liabilities. Net investment gains for the first six months of fiscal 2011 included a $19.5 million gain the Company realized upon the sale of its interest in a foreign investment company.

The effective consolidated income tax rate on continuing operations for the first six months of fiscal 2012 was 38.0% as compared to 39.0% for the first six months of fiscal 2011. Income tax expense for the prior year included additional foreign taxes paid in connection with the investment gain discussed above.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $56.3 million, or $1.15 per diluted share for the first six months of fiscal 2012, as compared to $60.6 million, or $1.24 per diluted share for the first six months of fiscal 2011. The after-tax gain on the sale of the Company's foreign investment in fiscal 2011 increased the prior year earnings from continuing operations by $10.3 million, or $0.21 per diluted share.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 26 weeks ended April 1, 2012 and April 3, 2011, respectively (in thousands):

	April 1, 2012	April 3, 2011
Net Sales	$30,313	$155,817
Cost of Sales	23,205	117,803
Gross Profit	7,108	38,014
SG&A Expenses	4,377	25,332
Operating Profit (Loss)	2,731	12,682
Interest Expense	19	203
Interest Income	(17)	(58)
Less Net Earnings Attributable to Noncontrolling Interest	37	443
Loss From Operations of Discontinued Operations	21,036	-
(Loss) Earnings on Discontinued Operations	(18,344)	12,094
Income Tax (Benefit) Expense	(5,985)	4,634
(Loss) Earnings From Discontinued Operations, Net of Taxes	$(12,359)	$7,460

Outlook

The Company's operating performance and strong financial position provide the flexibility to continue with its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During the remainder of fiscal 2012, the Company plans to open four new stores and complete major remodels on ten stores (five of which will be expanded in size). The store openings for fiscal 2012 are expected to result in a 3.9% increase in retail square footage, as compared to a 3.2% increase in fiscal 2011. The remaining store openings for fiscal 2012 are expected to include three in the third quarter (one of which is a replacement for a store closed in the first quarter of fiscal 2012) and one in the fourth quarter. Management routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

The new store program anticipates the continued expansion of the Company's existing markets, including the Washington, D.C. metro market area, which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development can impact the expected capital expenditures, sales and operating results.

Startup costs associated with opening new stores under the Company's store development program can negatively impact operating margins and net income. In the current competitive environment, promotional costs to maintain market share could also negatively impact operating margins and net income in future periods. The continued execution of productivity initiatives implemented throughout all stores, maintaining controls over waste, implementation of operating efficiencies and effective merchandising strategies will dictate the pace at which the Company's operating results could improve, if at all.

As previously disclosed, the Company expected to incur additional non-cash charges for the settlement of pension liabilities and other employee benefits in connection with the sale of A&E. Accordingly, the Company recorded non-cash charges of $21.0 million during the first six months of fiscal 2012 that included these anticipated amounts. The majority of these losses resulted from adjustments for the recognition of a pro-rata share of the pension plan's accumulated unrecognized net actuarial losses that was previously included in Accumulated Other Comprehensive Income and the impact from allocating existing plan assets under pension regulations and was based upon preliminary actuarial estimates. Actuarial valuations and the final purchase price allocation are not expected to be finalized until the Company's third quarter of fiscal 2012 and could result in additional adjustments.

The Company's management remains cautious in its expectations for the remainder of fiscal 2012 due to the current economic environment and its impact on the Company's customers. The Company will continue to refine its merchandising strategies to respond to the changing shopping demands. The retail grocery market remains intensely competitive. Any operating improvement will be dependent on the Company's ability to increase its market share, control costs and to effectively execute its strategic expansion plans.

Capital Resources and Liquidity

The Company is a holding company which, through its wholly-owned subsidiary, Harris Teeter, is engaged in the retail supermarket business. As previously noted, the Company sold A&E on November 7, 2011 to two newly formed affiliates of KPS Capital Partners, LP for $180 million in cash consideration, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. The Company has no material independent operations, nor material assets, other than the investment in Harris Teeter, as well as certain property and equipment, cash equivalents and life insurance contracts to support corporate-wide operations and benefit programs. The Company provides a variety of services to Harris Teeter and is dependent upon income and associated cash flows from its operations.

The Company's principal source of liquidity is cash generated from operating activities and borrowings available under the Company's amended credit facility. During the 26 weeks ended April 1, 2012, operating activities generated $67.7 million of cash as compared to $81.7 million in the comparable period last year. The change from the prior year period was due to lower earnings and the timing of accruals and related payments associated with normal operations. Investing activities during the 26 weeks ended April 1, 2012 provided net cash of $98.8 million (including the cash proceeds from the sale of A&E), as compared to utilizing $38.1 million in the comparable prior year period. During the first six months of fiscal 2011, the Company generated $22.6 million from the sale of its ownership position in five investment properties along with one owned property and also generated $21.6 million from a sale of its interest in a foreign investment company. Financing activities during the 26 weeks ended April 1, 2012 utilized $98.5 million of cash and included $13.3 million for the payment of dividends.

On January 30, 2012, the Company amended and restated its then-existing credit agreement that provided financing under a $100.0 million term loan and a $350.0 million revolving line of credit. The prior credit agreement was due to expire in December of 2012 and the Company had previously repaid $20.0 million of the term loan prior to the closing of the amended credit facility. The amended credit facility contains a revolving line of credit that provides for financing up to $350.0 million through its termination date on January 30, 2017. In connection with the closing of the amended credit agreement, the Company repaid the remaining $80.0 million term loan under the prior credit facility utilizing $40.0 million of cash and $40.0 million of borrowings under the new revolver. The amended credit agreement provides for an optional increase of the revolving credit facility by an additional amount of up to $100.0 million (if the existing or new lenders agree to assume the additional commitments) and two one-year maturity extension options, both of which require consent of certain of the lenders. Outstanding borrowings under the amended credit agreement bear interest at a variable rate, at the Company's option at: (a) an alternate base rate, based on a reference to: rates on federal funds transactions with members of the Federal Reserve System, the prime rate, or the LIBOR Market Index Rate in effect on the interest determination date; (b) the LIBOR Market Index Rate; or (c) a LIBOR Rate, each plus an applicable margin as determined by the administrative agent in accordance with the terms of the amended credit agreement. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the amended credit agreement. The more significant of the financial covenants that the Company must meet during the term of the amended credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. The amended credit agreement restricts the Company's ability to pay dividends and make certain other restricted payments, as defined in the amended credit agreement, if after giving effect to such restricted payment an event of default under the amended credit agreement would exist or the Company would not be in compliance with certain specified financial covenants. However, management does not expect these restrictions will affect the Company's ability to pay dividends at the current level in the foreseeable future.

Fiscal 2012 consolidated capital expenditures are expected to total approximately $215 million. The Company anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2012, as well as in the foreseeable future. The Company has sufficient resources through internally generated funds, proceeds from the sale of A&E and borrowings available under its amended credit facility to complete the planned capital investment. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in January 2017.

As of April 1, 2012, the Company was in compliance with all financial covenants of the amended credit agreement. Issued letters of credit reduced the amount available for borrowings under the amended credit agreement and amounted to $26.3 million as of April 1, 2012. In addition to the $323.7 million of borrowings available under the Company's amended credit facility, the Company has the capacity to borrow up to an aggregate amount of $34.3 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of April 1, 2012, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the amended credit agreement. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's amended credit agreement, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Except for the January 2012 $80 million prepayment of the term loan that was due in December 2012, which effectively reduced the total contractual cash obligations for years 1 through 3, there were no material changes in the scheduled maturities of the Company's contractual obligations as of April 1, 2012, as disclosed in the table under the heading "Contractual Obligations and Commercial Commitments" in the Company's 2011 Annual Report.

In connection with the closing of certain store locations, the Company has assigned leases to several other sub-tenants with recourse. These leases expire over the next nine years, and the future minimum lease payments of approximately $34.0 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by the Company, the approximate aggregate amounts due by year would be as follows: $3.8 million for the remainder of fiscal 2012 (23 stores), $6.7 million in fiscal 2013 (19 stores), $5.8 million in fiscal 2014 (17 stores), $5.3 million in fiscal 2015 (13 stores), $4.3 million in fiscal 2016 (9 stores) and $8.1 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $26.3 million as of April 1, 2012.

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

•Economic (including inflation) conditions in the regions in which the Company operates;

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of April 1, 2012, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's second quarter of fiscal 2012, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended April 1, 2012.

The following table summarizes the Company's purchases of its common stock during the quarter ended April 1, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2012 to January 5, 2012	0	n.a.	0	2,767,169
January 6, 2012 to March 4, 2012	0	n.a.	0	2,767,169
March 5, 2012 to April 1, 2012	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of April 1, 2012, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended April 1, 2012. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Amendment, effective April 2, 2012, to the Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated March 28, 2012 (Commission File No. 1-6905).

3.2	Amended and Restated Bylaws of Harris Teeter Supermarkets, Inc., effective April 2, 2012, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated March 28, 2012 (Commission File No. 1-6905).

10.1	Amended and Restated Credit Agreement, dated January 30, 2012, by and among the Registrant, as borrower, Wells Fargo Bank, National Association, Branch Banking & Trust Company, JP Morgan Chase Bank, N.A., Farm Credit Bank of Texas, Fifth Third Bank, TD Bank N.A., Regions Bank, AgFirst Farm Credit Bank, CoBank, ACB, RBC Bank (USA), GreenStone Farm Credit Services, ACA/FLCA, AgStar Financial Services, PCA (collectively with any other lenders party thereto from time to time, the "Lenders") and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 30, 2012 (Commission File No. 1-6905).

10.2	First Amendment to the Ruddick Corporation Executive Bonus Insurance Plan, effective as of April 2, 2012.

10.3	Amendment No. 5 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of April 2, 2012.

10.4	Third Amendment to the Ruddick Corporation Director Deferral Plan (January 1, 2008 Restatement), effective as of April 2, 2012.

10.5	Amendment No. 2 to the Ruddick Corporation Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of April 2, 2012.

10.6	First Amendment to the Ruddick Corporation 2011 Incentive Compensation Plan, effective as of April 2, 2012.

10.7	First Amendment to the Ruddick Corporation Key Employee Life Insurance Plan, effective as of April 2, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS TEETER SUPERMARKETS, INC.
(Registrant)
Dated: May 4, 2012	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

3.1	Articles of Amendment, effective April 2, 2012, to the Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated March 28, 2012 (Commission File No. 1-6905).

3.2	Amended and Restated Bylaws of Harris Teeter Supermarkets, Inc., effective April 2, 2012, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated March 28, 2012 (Commission File No. 1-6905).

10.1	Amended and Restated Credit Agreement, dated January 30, 2012, by and among the Registrant, as borrower, Wells Fargo Bank, National Association, Branch Banking & Trust Company, JP Morgan Chase Bank, N.A., Farm Credit Bank of Texas, Fifth Third Bank, TD Bank N.A., Regions Bank, AgFirst Farm Credit Bank, CoBank, ACB, RBC Bank (USA), GreenStone Farm Credit Services, ACA/FLCA, AgStar Financial Services, PCA (collectively with any other lenders party thereto from time to time, the "Lenders") and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 30, 2012 (Commission File No. 1-6905).

10.2	First Amendment to the Ruddick Corporation Executive Bonus Insurance Plan, effective as of April 2, 2012.

10.3	Amendment No. 5 to the Ruddick Corporation Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of April 2, 2012.

10.4	Third Amendment to the Ruddick Corporation Director Deferral Plan (January 1, 2008 Restatement), effective as of April 2, 2012.

10.5	Amendment No. 2 to the Ruddick Corporation Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of April 2, 2012.

10.6	First Amendment to the Ruddick Corporation 2011 Incentive Compensation Plan, effective as of April 2, 2012.

10.7	First Amendment to the Ruddick Corporation Key Employee Life Insurance Plan, effective as of April 2, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.
101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Shareholders' Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.