Form 10-Q
period 2012-07-01
HARRIS TEETER SUPERMARKETS, INC.
filed 2012-08-09
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of July 31, 2012
Common Stock	49,295,739 shares

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	July 1,	October 2,
	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$207,733	$164,479
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,606 and $1,471	76,004	47,088
Refundable Income Taxes	11,472	15,055
Inventories	286,541	287,137
Deferred Income Taxes	8,178	1,321
Prepaid Expenses and Other Current Assets	27,726	24,576
Current Assets of Discontinued Operations	-	220,017
Total Current Assets	617,654	759,673
Property, Net	1,057,598	1,019,468
Investments	107,395	112,556
Goodwill	19,301	-
Intangible Assets	15,349	13,609
Other Long-Term Assets	72,258	79,118
Total Assets	$1,889,555	$1,984,424
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$4,211	$3,902
Accounts Payable	256,594	252,859
Accrued Compensation	59,974	63,236
Other Current Liabilities	92,425	87,805
Current Liabilities of Discontinued Operations	-	71,571
Total Current Liabilities	413,204	479,373
Long-Term Debt and Capital Lease Obligations	210,052	283,428
Deferred Income Taxes	16,574	19,674
Pension Liabilities	88,012	113,617
Other Long-Term Liabilities	124,490	113,250
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 2012 - 49,295,977;
2011 - 49,147,817	109,738	104,211
Retained Earnings	1,024,024	984,535
Accumulated Other Comprehensive Loss	(96,539)	(100,423)
Accumulated Other Comprehensive Loss of Discontinued Operations	-	(19,048)
Total Equity of Harris Teeter Supermarkets, Inc.	1,037,223	969,275
Noncontrolling Interest of Discontinued Operations	-	5,807
Total Equity	1,037,223	975,082
Total Liabilities and Equity	$1,889,555	$1,984,424

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Net Sales	$1,152,676	$1,101,650	$3,392,621	$3,184,077
Cost of Sales	804,337	775,593	2,373,905	2,234,521
Selling, General and Administrative Expenses	315,781	277,858	887,410	811,902
Operating Profit	32,558	48,199	131,306	137,654
Interest Expense	4,531	4,833	12,603	14,362
Interest Income	(402)	(30)	(484)	(86)
Net Investment Gain	-	-	-	(19,392)
Earnings From Continuing Operations Before Income Taxes	28,429	43,396	119,187	142,770
Income Tax Expense	8,468	17,140	42,954	55,935
Earnings From Continuing Operations, Net of Income Taxes	19,961	26,256	76,233	86,835
(Loss) Earnings From Operations of Discontinued Operations	(692)	8,082	(19,036)	20,176
Income Tax Expense (Benefit)	3,484	2,240	(2,501)	6,874
(Loss) Earnings on Discontinued Operations, Net of
Income Taxes	(4,176)	5,842	(16,535)	13,302
Net Earnings	$15,785	$32,098	$59,698	$100,137

Earnings (Loss) Per Share - Basic:
Continuing Operations	$0.41	$0.54	$1.56	$1.79
Discontinued Operations	$(0.09)	$0.12	$(0.34)	$0.27
Net Earnings	$0.32	$0.66	$1.22	$2.07

Earnings (Loss) Per Share - Diluted:
Continuing Operations	$0.41	$0.54	$1.55	$1.78
Discontinued Operations	$(0.09)	$0.12	$(0.34)	$0.27
Net Earnings	$0.32	$0.66	$1.22	$2.05

Weighted Average Number of Shares of Common
Stock Outstanding:
Basic	48,785	48,489	48,738	48,460
Diluted	49,068	48,874	49,034	48,830

Dividends Declared Per Common Share	$0.14	$0.13	$0.41	$0.39

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts) (unaudited)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Harris Teeter Supermarkets, Inc.	Non- controlling Interest	Total Equity
Balance as of October 3, 2010	48,901,482	$98,285	$918,843	$(124,679)	$892,449	$6,474	$898,923
Comprehensive Income:
Net earnings	-	-	100,137	-	100,137	655	100,792
Unrealized gain on cash flow hedge, net of income taxes	-	-	-	587	587	-	587
Pension liability deferred tax rate adjustment				34	34		34
Foreign currency translation adjustment, net of tax benefits	-	-	-	881	881	156	1,037
Total Comprehensive Income					101,639	811	102,450
Dividends ($0.39 a share)	-	-	(19,165)	-	(19,165)	-	(19,165)
Exercise of stock options, including tax benefits of $1,085	34,256	1,644	-	-	1,644	-	1,644
Share-based compensation	274,721	6,014	-	-	6,014	-	6,014
Shares effectively purchased and retired for withholding taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors stock plan and other	-	3	-	-	3	-	3
Acquisition from noncontrolling interest	-	(1,444)	-	-	(1,444)	(806)	(2,250)
Distributions to noncontrolling interest	-	-	-	-	-	(485)	(485)
Balance as of July 3, 2011	49,144,694	$102,017	$999,815	$(123,177)	$978,655	$5,994	$984,649

Balance as of October 2, 2011	49,147,817	$104,211	$984,535	$(119,471)	$969,275	$5,807	$975,082
Comprehensive Income:
Net earnings	-	-	59,698	-	59,698	-	59,698
Unrealized gain on cash flow hedge, net of income taxes	-	-	-	309	309	-	309
Postemployment benefits adjustment, net of income taxes	-	-	-	26	26	-	26
Pension liability adjustment, net of income taxes	-	-	-	26,522	26,522	-	26,522
Foreign currency translation adjustment, net of income taxes	-	-	-	870	870	56	926
Total Comprehensive Income					87,425	56	87,481
Dividends ($0.41 a share)	-	-	(20,209)	-	(20,209)	-	(20,209)
Exercise of stock options, including tax benefits of $1,838	19,506	2,152	-	-	2,152	-	2,152
Share-based compensation	250,946	8,501	-	-	8,501	-	8,501
Shares effectively purchased and retired for withholding taxes	(122,292)	(5,129)	-	-	(5,129)	-	(5,129)
Directors stock plan and other	-	3	-	-	3	-	3
Distributions to noncontrolling interest	-	-	-	-	-	(176)	(176)
Disposition of Subsidiary	-	-	-	(4,795)	(4,795)	(5,687)	(10,482)
Balance as of July 1, 2012	49,295,977	$109,738	$1,024,024	$(96,539)	$1,037,223	$-	$1,037,223

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	39 Weeks Ended	39 Weeks Ended
	July 1,	July 3,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$59,698	$100,137
Loss (Earnings) From Discontinued Operations	16,535	(13,302)
Non-Cash Items Included in Net Income:
Depreciation and Amortization	101,013	95,979
Deferred Income Taxes	(6,393)	16,744
Net Gain on Property and Investment Sales	(693)	(19,471)
Share-Based Compensation	5,606	6,014
Other, Net	(1,821)	(1,784)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(28,916)	(7,967)
Inventories	595	(1,271)
Prepaid Expenses and Other Current Assets	(3,124)	2,559
Accounts Payable	118	22,602
Other Current Liabilities	(1,675)	2,921
Other Long-Term Operating Accounts	(26,990)	(40,655)
Net Cash Provided by Operating Activities of Discontinued Operations	-	4,624
Net Cash Provided by Operating Activities	113,953	167,130
INVESTING ACTIVITIES:
Capital Expenditures	(118,941)	(98,601)
Purchase of Other Investments	(3,327)	(18,835)
Business Acquisition	(26,296)	-
Proceeds from Sale of Property and Investments	171,300	56,221
Net Proceeds from (Investments in) Company-Owned Life Insurance	12,542	(1,073)
Other, Net	(28)	(127)
Net Cash Used by Investing Activities of Discontinued Operations	-	(3,467)
Net Cash Provided (Used) by Investing Activities	35,250	(65,882)
FINANCING ACTIVITIES:
Payments on Long-Term Debt and Capital Lease Obligations	(81,933)	(28,910)
Dividends Paid	(20,209)	(19,165)
Proceeds from Stock Issued	314	559
Share-Based Compensation Tax Benefits	1,838	836
Shares Effectively Purchased and Retired for Withholding Taxes	(5,129)	(2,485)
Other, Net	(830)	105
Net Cash Used by Financing Activities of Discontinued Operations	-	(1,647)
Net Cash Used by Financing Activities	(105,949)	(50,707)
Increase in Cash and Cash Equivalents	43,254	50,541
Effect of Foreign Currency Fluctuations on Cash of Discontinued Operations	-	55
Cash and Cash Equivalents at Beginning of Year	164,479	73,612
Cash and Cash Equivalents at End of Period	$207,733	$124,208

Cash and Cash Equivalents of Continuing Operations	$207,733	$115,784
Cash and Cash Equivalents of Discontinued Operations	-	8,424
Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	14,205	14,463
Income Taxes	54,940	31,614
Non-Cash Activity - Assets Acquired under Capital Leases	8,866	12,144
Non-Cash Activity - Note Received in Connection with Sale of Investments	-	2,855

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

The Company's Consolidated Condensed Balance Sheet as of October 2, 2011 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended July 1, 2012 are not necessarily indicative of results for a full year.

Reporting Periods

The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company's fiscal year ends on the Tuesday nearest to September 30.

Derivatives

The Company has historically utilized derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. In addition, from time to time the Company will enter into commodity forward contracts related to the purchase of ingredients used in production processes. These contracts generally qualify for the normal purchase exception under guidance for derivative instruments and hedging activity.

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

2. Business Acquisition

In June 2012, the Company completed a purchase and sale agreement between Harris Teeter and Lowes Food Stores, Inc. ("Lowes Foods") whereby Harris Teeter acquired ten Lowes Foods store locations and Lowes Foods acquired six Harris Teeter store locations and received cash consideration of $26.3 million. The transaction was accounted for as a business acquisition and assets and liabilities were valued at the current fair market value. During the third quarter of fiscal 2012, the Company recorded impairment losses and other incremental costs of approximately $22.3 million in connection with this transaction. Such costs are included with Selling General & Administrative expenses on the Company's Consolidated Condensed Statement of Operations.

3. Discontinued Operations

The major classes of assets and liabilities of the discontinued operations that are included in the Company's Consolidated Condensed Balance Sheets as current assets and liabilities were as follows (in thousands):

October 2, 2011
Cash and Cash Equivalents	$10,323
Accounts Receivable, Net of Allowance For Doubtful Accounts of $899	52,137
Refundable Income Taxes	100
Inventories	51,967
Deferred Income Taxes	522
Prepaid Expenses and Other Current Assets	6,219
Current Assets of Discontinued Operations	$121,268

Property, Net	$64,834
Investments	63,652
Deferred Income Taxes	837
Goodwill	515
Intangible Assets	6,468
Other Long-Term Assets	4,698
Impairment Reserve	(42,255)
Long-Term Assets of Discontinued Operations	$98,749

Notes Payable	$3,674
Current Portion of Long-Term Debt and Capital Lease Obligations	469
Accounts Payable	17,400
Federal and State Income Taxes	973
Accrued Compensation	7,563
Deferred Income Taxes	548
Other Current Liabilities	6,900
Current Liabilities of Discontinued Operations	$37,527

Long-Term Debt and Capital Lease Obligations	$318
Deferred Income Taxes	3,711
Pension Liabilities	27,735
Other Long-Term Liabilities	2,280
Long-Term Liabilities of Discontinued Operations	$34,044

Accumulated Other Comprehensive Loss of Discontinued Operations	$19,048
Noncontrolling Interest of Discontinued Operations	$5,807

The following table sets forth the components of discontinued operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Net Sales	$-	$86,077	$30,313	$241,894
Cost of Sales	-	63,844	23,205	181,647
Gross Profit	-	22,233	7,108	60,247
SG&A Expenses	-	13,884	4,377	39,216
Operating Profit	-	8,349	2,731	21,031
Interest Expense	-	111	19	314
Interest Income	-	(56)	(17)	(114)
Less Net Earnings Attributable to
Noncontrolling Interest	-	212	37	655
Loss From Operations of Discontinued Operations	692	-	21,728	-
(Loss) Earnings from Discontinued Operations	(692)	8,082	(19,036)	20,176
Income Tax Expense (Benefit)	3,484	2,240	(2,501)	6,874
(Loss) Earnings on Discontinued Operations, Net	$(4,176)	$5,842	$(16,535)	$13,302

4. Computation of Earnings Per Share (EPS)

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of earnings per share on Earnings From Continuing Operations (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Basic EPS:
Earnings From Continuing Operations, Net of Income Taxes	$19,961	$26,256	$76,233	$86,835
Weighted Average Common Shares Outstanding	48,785	48,489	48,738	48,460
Basic EPS	$0.41	$0.54	$1.56	$1.79

Diluted EPS:
Earnings From Continuing Operations, Net of Income Taxes	$19,961	$26,256	$76,233	$86,835
Weighted Average Common Shares Outstanding	48,785	48,489	48,738	48,460
Net Potential Common Share Equivalents - Stock Options	15	26	18	28
Net Potential Common Share Equivalents - Stock Awards	268	359	278	342
Weighted Average Common Shares Outstanding	49,068	48,874	49,034	48,830
Diluted EPS	$0.41	$0.54	$1.55	$1.78

Excluded from the calculation of common share equivalents:
Anti-Dilutive Common Share Equivalents - Stock Options	-	-	-	-
Anti-Dilutive Common Share Equivalents - Stock Awards	-	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 106,000 performance shares for each of the 13 and 39 week periods ended July 1, 2012 and 147,000 performance shares for each of the 13 and 39 week periods ended July 3, 2011 were excluded from the computation of diluted shares.

To calculate the per share (Loss) Earnings From Discontinued Operations, Net and Net Earnings, the denominator for both basic and diluted per share data is the same as that used in the table above. The basic and diluted per share (Loss) Earnings

From Discontinued Operations, Net, and Net Earnings were as follows (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
(Loss) Earnings From Discontinued Operations, Net	$(4,176)	$5,842	$(16,535)	$13,302
Basic (Loss) Earnings Per Share	$(0.09)	$0.12	$(0.34)	$0.27
Diluted (Loss) Earnings Per Share	$(0.09)	$0.12	$(0.34)	$0.27

Net Earnings	$15,785	$32,098	$59,698	$100,137
Basic Earnings Per Share	$0.32	$0.66	$1.22	$2.07
Diluted Earnings Per Share	$0.32	$0.66	$1.22	$2.05

5. Employee Benefit Plans

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

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Pension Plan:
Service cost	$608	$323	$2,218	$1,593
Interest cost	4,195	2,828	12,097	10,941
Expected return on plan assets	(4,720)	(3,045)	(13,927)	(13,351)
Amortization of prior service cost	8	8	22	51
Recognized net actuarial loss	1,810	1,974	7,894	7,607
Net periodic pension expense	$1,901	$2,088	$8,304	$6,841

SERP:
Service cost	$191	$203	$593	$610
Interest cost	567	489	1,819	1,466
Amortization of prior service cost	44	62	135	186
Recognized net actuarial loss	326	380	914	1,140
Net periodic pension expense	$1,128	$1,134	$3,461	$3,402

Expense related to the Savings Plan amounted to $5,585,000 and $5,742,000 for the 13 weeks and $16,446,000 and $15,714,000 for the 39 weeks ended July 1, 2012 and July 3, 2011, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2011 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on actuarial calculations, the Company was not required to make a contribution to the Pension Plan in fiscal 2012; however, the Company elected to contribute $50.0 million during the 39 weeks ended July 1, 2012.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $921,000 during the 39 weeks ended July 1, 2012, and anticipates contributing approximately $300,000 more for expected future benefit payments during the remainder of fiscal 2012.

6. Equity Incentive Plans

The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. Since 2004, the Company's Board of Directors has approved stock awards in lieu of stock options.

A summary of the status of the Company's stock awards as of the respective balance sheet dates, changes during 39-week periods ending on those dates and the per share weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

	July 1, 2012		July 3, 2011
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	797	$32.25	706	$28.52
Granted	212	42.44	298	38.44
Vested	(389)	31.71	(190)	28.29
Forfeited	(3)	34.85	(16)	30.26
Non-vested at end of period	617	35.93	798	32.25

The total fair value of stock awards vested during the 39 weeks ended July 1, 2012 and July 3, 2011 was $12,359,000 and $5,388,000, respectively.

Stock awards are being expensed over the employees' five-year requisite service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $1,798,000 and $2,015,000 for the 13 weeks and $8,501,000 and $6,014,000 for the 39 weeks ended July 1, 2012 and July 3, 2011, respectively. Unamortized expense related to these awards as of July 1, 2012 amounted to $11,303,000 and have a weighted average recognition period of 1.84 years.

A summary of the status of the Company's stock option plans as of the respective balance sheet dates, changes during the 39 week periods ending on those dates and related per share weighted average exercise price is presented below (shares in thousands):

	July 1, 2012		July 3, 2011
	Shares	Price	Shares	Price
Outstanding at beginning of period	67	$18.77	104	$17.86
Exercised	(20)	16.11	(33)	16.30
Outstanding and exercisable at end of period	47	19.87	71	18.61

As of July 1, 2012, all outstanding stock options were exercisable and the price per share ranged from $14.39 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders' Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of the respective balance sheet dates, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	July 1, 2012	July 3, 2011
Intrinsic value of options outstanding and exercisable at end of period	$992	$1,819
Intrinsic value of stock options exercised during the 39-week period	493	780

There were no stock options granted or compensation costs related to stock options during the first nine months of fiscal 2012 or 2011.

7. Inventories

The following table summarizes the components of inventories as of the respective balance sheet dates (in thousands):

	July 1, 2012	October 2, 2011
Finished Goods	$281,807	$283,699
Raw Materials	4,734	3,438
Total Inventories	$286,541	$287,137

8. Property

The following table summarizes the components of property as of the respective balance sheet dates (in thousands):

	July 1, 2012	October 2, 2011
Land	$29,073	$20,168
Buildings and Improvements	231,926	220,442
Machinery and Equipment	860,900	815,590
Leasehold Improvements	818,895	786,792
Construction in Progress	71,285	54,411
Total, at Cost	2,012,079	1,897,403
Accumulated Depreciation and Amortization	(954,481)	(877,935)
Property, Net	$1,057,598	$1,019,468

Depreciation and amortization expense for property was $33,852,000 and $32,101,000 for the 13 weeks and $100,201,000 and $95,310,000 for the 39 weeks ended July 1, 2012 and July 3, 2011, respectively.

9. Goodwill

The Lowes Foods transaction was accounted for as a business acquisition whereby the Company recorded goodwill of $23.2 million during the third quarter of fiscal 2012. Subsequent to the acquisition, the Company made an assessment for goodwill impairment on those stores that would not be integrated into the operations, resulting in the Company recording goodwill impairment of $3.9 million. On an annual basis, the Company will perform a fair value-based impairment test on the net book value of goodwill and will perform the same procedures on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

10. Intangible Assets

The carrying amount of intangible assets as of the respective balance sheet dates was as follows (in thousands):

	July 1, 2012	October 2, 2011
Acquired Favorable Operating Leases	$20,740	$18,170
Pharmacy Scripts	601	602
Total Amortizing Intangibles	21,341	18,772
Accumulated Amortization	(5,992)	(5,163)
Total Intangible Assets, Net of Accumulated Amortization	$15,349	$13,609

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $293,000 and $225,000 for the 13 weeks and $829,000 and $669,000 for the 39 weeks ended July 1, 2012 and July 3, 2011, respectively. Amortizing intangible assets have remaining useful lives from two to 17 years. Projected amortization expense for intangible assets existing as of July 1, 2012 is: $329,000 for the remainder of fiscal 2012 and $1,314,000, $1,258,000, $1,114,000 and $1,114,000 for fiscal years 2013, 2014, 2015 and 2016, respectively.

11. Long-Term Debt

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

12. Intangible Liabilities

In connection with the Lowes Foods transaction, the Company recorded intangible liabilities associated with unfavorable operating lease contracts. The carrying amount of the intangible liabilities associated with unfavorable operating lease contracts was $2,182,000 as of July 1, 2012, and is included with other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. Amortization for intangible liabilities was $17,000 for each of the 13 and 39 weeks ended July 1, 2012. Intangible liabilities are amortized over the primary term of the underlying lease contracts which have remaining terms from 11 to 16 years. Projected amortization for intangible liabilities existing as of July 1, 2012 is $40,000 for the remainder of fiscal 2012 and $159,000 per year for the fiscal years 2013 through 2016.

13. Derivative Financial Instruments

During fiscal 2009, the Company entered into two separate three-year interest rate swap agreements with an aggregate notional amount of $80.0 million. The swap agreements effectively fixed the interest rate on $80.0 million of the Company's term loan, of which $40.0 million was at 1.81% and $40.0 million was at 1.80%, excluding the applicable margin and associated fees. Both interest rate swaps were designated as cash flow hedges. The swap agreements expired according to their terms on January 30, 2012 and May 12, 2012.

In order to limit the price variability in fuel purchases associated with its distribution operations, Harris Teeter has entered into a series of purchased call options and written put options. The options effectively establish a low and high purchase price, excluding shipping, handling and taxes, for a set amount of gallons. All of the options are deemed to be net purchase options which are designated as a cash flow hedge. The following table summarizes the primary terms for options that have been entered into or were in effect during the reporting periods:

		Option Period		Price Per Gallon
Contract Date	Gallons Under Options	Begin	End	Low	High
05-04-10	588,000	07-01-10	10/31/10	$2.12	$2.60
11-16-10	1,092,000	12-01-10	04-30-11	$1.95	$2.56
01-05-11	1,344,000	05-01-11	11-30-11	$2.43	$2.80
08-05-11	1,218,000	12-01-11	05-31-12	$2.77	$3.13
10-04-11	1,260,000	06-01-12	11-30-12	$2.50	$2.88
05-08-12	1,260,000	12-01-12	11-30-13	$2.84	$3.20
06-07-12	1,260,000	12-01-12	11-30-13	$2.59	$2.96

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at July 1, 2012:
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$60	$-	$60	$-
Net purchase options (included with Accounts Payable
on the balance sheet)	$235	$-	$235	$-

Fair Value Measurement at October 2, 2011:
Interest rate swaps (included with Other Long-Term
Liabilities on the balance sheet)	$565	$-	$565	$-
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$16	$-	$16	$-
Net purchase options (included with Accounts Payable
on the balance sheet)	$276	$-	$276	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the period ended July 1, 2012.

The pre-tax unrealized (loss) gains associated with the cash flow hedges were as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Unrealized (loss) gains recognized in other comprehensive income	$(905)	$(292)	$552	$964

14. Financial Instruments

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

	July 1, 2012	October 2, 2011
Senior notes - estimated fair value	$128,157	$128,737
Senior notes - carrying amount	$100,000	$100,000

15. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, the Company has assigned leases to several other sub-tenants with recourse. These various leases expire over the next nine years and the future minimum lease payments totaling $38,001,000 over this period have been assumed by the other sub-tenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company operates in the retail grocery segment (including related real estate and store development activities) through its wholly-owned subsidiary Harris Teeter. The Company operates a regional supermarket chain primarily in the southeastern and mid-Atlantic United States, and the District of Columbia. The Company evaluates its performance utilizing various measures which include, but are not limited to, operating profit.

Historically, the Company also engaged in the manufacturing and distribution of industrial sewing thread (textile primarily), including embroidery thread and technical textiles, through its A&E business. On November 7, 2011, the Company sold all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The sale price for A&E was $180.0 million in cash, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. In connection with the sale, the Company recorded a pre-tax loss of $48.8 million in the fourth quarter of fiscal 2011. During the first nine months of fiscal 2012, the Company recorded pre-tax charges totaling $21.7 million related to the sale. As a result of this disposition, the sales and operating results of A&E are categorized as discontinued operations in the discussion that follows for all periods presented.

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

In June 2012, the Company completed a purchase and sale agreement between Harris Teeter and Lowes Foods (the "Lowes Foods Transaction"). Per the agreement Harris Teeter acquired ten Lowes Foods store locations in the central Carolinas region and Lowes Foods acquired six Harris Teeter store locations in western North Carolina. The stores acquired by Harris Teeter were closed for remodeling, stocking and training of employees. Six of the acquired stores are expected to re-open during the fourth quarter of fiscal 2012. Three of the acquired stores are expected to be converted to a new innovative format featuring a worldwide variety of wine, beer, specialty foods and other selected merchandise and one of the acquired stores is expected to be subleased.

The Company has continued with its planned new store development program. Since the end of the third quarter of fiscal 2011, the Company has opened seven new stores and closed nine stores (including the six stores sold to Lowes Foods), for a net reduction of two stores. In addition, one store located in the Washington, D.C. market has been temporarily closed while the Company repairs damage caused by flooding. The Company operated 201 stores as of the end of the third quarter of fiscal 2012. Much of the Company's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

Quarterly Results

The following table sets forth the components of consolidated net earnings for the Company for the 13 weeks ended July 1, 2012 and July 3, 2011, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	July 1, 2012		July 3, 2011
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$1,152,676	100.00	$1,101,650	100.00	4.6
Cost of Sales	804,337	69.78	775,593	70.40	3.7
Gross Profit	348,339	30.22	326,057	29.60	6.8
Selling, General and Administrative Expenses:
Harris Teeter without Lowes Foods Transaction Costs	294,291	25.53	275,400	25.00	6.9
Lowes Foods Transaction Costs	22,328	1.94	-	-	-
Corporate	(838)	(0.07)	2,458	0.22	n.m.
Total	315,781	27.40	277,858	25.22	13.6

Operating Profit	32,558	2.82	48,199	4.38	(32.5)
Interest Expense, Net	4,129	0.36	4,803	0.44	(14.0)
Earnings From Continuing Operations Before
Income Taxes	28,429	2.46	43,396	3.94	(34.5)
Income Tax Expense	8,468	0.73	17,140	1.56	(50.6)
Earnings From Continuing Operations, Net	19,961	1.73	26,256	2.38	(24.0)
(Loss) Earnings From Discontinued Operations,
Net of Income Taxes	(4,176)		5,842
Net Earnings	$15,785		$32,098

n.m. - not meaningful

Sales

Net sales increased 4.6% in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (see definition below) increased 3.70% ($39.3 million) in the third quarter of fiscal 2012 as compared to 4.37% ($43.8 million) in the third quarter of fiscal 2011. The increase in sales from new stores exceeded the loss of sales from closed stores by $11.8 million for the comparable periods. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that the Company's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling the Company to capture sales and expand market share as the markets it serves continue to grow. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to the customers. During the third quarter of fiscal 2012, on a comparable basis, customer visits, average basket size and the average number of items sold increased. In addition, the Company experienced average increases in active households per comparable store (based on VIC data) of 1.86% for the third quarter of fiscal 2012, evidencing a continued growing customer base in those stores and the Company's ability to gain market share. Store brand unit penetration increased by 73 basis points to 23.80% in the third quarter of fiscal 2012 from 23.07% in the third quarter of fiscal 2011. Store brand penetration based on sales dollars increased by 54 basis points to 24.90% in the third quarter of fiscal 2012 from 24.36% in the third quarter of fiscal 2011.

The Company considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," the Company has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed as a result of the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period. If the location is closed during the construction period, the sales during the reporting period are removed from the calculation. If the location is completely rebuilt, it is reported as a replacement store and included in the same store sales calculation for the weeks actually open.

Gross Profit

Gross profit as a percent of sales for the third quarter of fiscal 2012 increased 62 basis points from the prior year period. The 62 basis point increase in the gross profit margin was driven by a decrease in the LIFO charge when compared to the third quarter of fiscal 2011 and improved retail gross margin resulting from our effective promotional activity. The LIFO charge for the third quarter of fiscal 2012 was $1.5 million (0.13% of sales), as compared to $5.9 million (0.54% of sales) in the third quarter of fiscal 2011.

Expenses

Selling, general and administrative (SG&A) expenses and its percent of sales increased in the third quarter of fiscal 2012 from the prior year period by $37.9 million and 218 basis points, respectively. The increase was driven by incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs, and $22.3 million (or 194 basis points on a percent of sales basis) of Lowes Foods Transaction costs (as described below). The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2011 and fiscal 2012 accounted for $8.7 million of the $37.9 million increase in total SG&A expenses. Store labor and benefit costs increased from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 by $9.9 million and represented a 31 basis point increase on a percent of sales basis. However, store labor and benefit costs for stores opened during fiscal 2010, 2011 and 2012 showed an improvement of 20 basis points as a percent of those stores sales from the third quarter of fiscal 2011 to the third quarter of fiscal 2012, driven by increased labor efficiency. Costs increased in advertising and support departments between the third quarter of fiscal 2011 and the third quarter of fiscal 2012 by $2.4 million (or 10 basis points on a percent of sales basis). The Company continues to focus on its cost control programs in an effort to offset increased fringe benefit costs associated with incentive bonus plans and pension expense, as well as increased remodeling expenses resulting from the Company's aggressive store remodeling program. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.6 million (0.14% of sales) for the third quarter of fiscal 2012 (excluding the stores acquired from Lowes Foods), as compared to $1.5 million (0.14% of sales) for the third quarter of fiscal 2011. Pre-opening costs fluctuate between reporting periods depending on the new store opening schedule and market location.

The Lowes Foods Transaction costs of $22.3 million consist of $3.9 million in non-cash impairment charges related to the write-off of a portion of the goodwill that related to stores not integrated into the operations and other fair market adjustments to fixed assets and intangibles. The costs also include an increase in the Company's closed store reserves of $15.5 million and incremental pre-opening costs associated with the stores acquired.

Corporate SG&A expenses include a portion of compensation and benefits of holding company employees and certain other costs that have not historically been fully allocated to the operating companies. Corporate SG&A expenses in the third quarter of fiscal 2012 were offset by $3.1 million of gains recorded in connection with proceeds received on company-owned life insurance policies.

Net interest expense (interest expense less interest income) for the third quarter of fiscal 2012 decreased by $0.7 million from the prior year period, driven by lower interest expense due to less outstanding borrowings between the comparable periods and approximately $0.3 million of additional interest income associated with income tax refunds.

The effective consolidated income tax rate on continuing operations for the third quarter of fiscal 2012 was 29.8% as compared to 39.5% for the third quarter of fiscal 2011. Income tax expense was adjusted in the third quarter of fiscal 2012 to reflect the Company's expected annual effective tax rate of 36.0%. The fiscal 2012 effective tax rate is favorably impacted by the non-taxable gains on insurance proceeds received in the third quarter of fiscal 2012.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $20.0 million, or $0.41 per diluted share for the third quarter of fiscal 2012, as compared to $26.3 million, or $0.54 per diluted share for the third quarter of fiscal 2011. During the third quarter of fiscal 2012, the Lowes Foods Transaction costs reduced earnings from continuing operations after tax by $13.5 million, or $0.28 per diluted share and the life insurance gains increased earnings from continuing operations after tax by $3.1 million, or $0.07 per diluted share.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 13 weeks ended July 1, 2012 and July 3, 2011, respectively (in thousands):

	July 1, 2012	July 3, 2011
Net Sales	$-	$86,077
Cost of Sales	-	63,844
Gross Profit	-	22,233
SG&A Expenses	-	13,884
Operating Profit	-	8,349
Interest Expense	-	111
Interest Income	-	(56)
Less Net Earnings Attributable to Noncontrolling Interest	-	212
Loss From Operations of Discontinued Operations	692	-
(Loss) Earnings on Discontinued Operations	(692)	8,082
Income Tax Expense	3,484	2,240
(Loss) Earnings From Discontinued Operations, Net of Taxes	$(4,176)	$5,842

Income tax expense from discontinued operations for the 13 weeks ended July 1, 2012 includes deferred tax expense of $3.5 million relating to a valuation allowance for additional capital losses recognized in connection with the A&E transaction.

Year-To-Date Results

The following table sets forth the components of consolidated net earnings for the Company for the 39 weeks ended July 1, 2012 and July 3, 2011, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year period (in thousands):

	July 1, 2012		July 3, 2011
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$3,392,621	100.00	$3,184,077	100.00	6.5
Cost of Sales	2,373,905	69.97	2,234,521	70.18	6.2
Gross Profit	1,018,716	30.03	949,556	29.82	7.3
Selling, General and Administrative Expenses:
Harris Teeter without Lowes Foods Transaction Costs	860,284	25.36	803,529	25.24	7.1
Lowes Foods Transaction Costs	22,328	0.66	-	-	-
Corporate	4,798	0.14	8,373	0.26	(42.7)
Total	887,410	26.16	811,902	25.50	9.3

Operating Profit	131,306	3.87	137,654	4.32	(4.6)
Interest Expense, Net	12,119	0.36	14,276	0.45	(15.1)
Net Investment Gains	-	-	(19,392)	(0.61)	-
Earnings From Continuing Operations Before
Income Taxes	119,187	3.51	142,770	4.48	(16.5)
Income Tax Expense	42,954	1.26	55,935	1.75	(23.2)
Earnings From Continuing Operations, Net	76,233	2.25	86,835	2.73	(12.2)
(Loss) Earnings From Discontinued Operations,
Net of Income Taxes	(16,535)		13,302
Net Earnings	$59,698		$100,137

Sales

Net sales increased 6.5% in the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (as previously defined) increased 4.30% ($133.7 million) in the first nine months of fiscal 2012 and 2.68% ($79.1 million) in the first nine months of fiscal 2011. The increase in sales from new stores exceeded the loss of sales from closed stores by $71.1 million for the comparable periods. As noted previously, comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to the customers. During the first nine months of fiscal 2012, on a comparable basis, customer visits, average basket size and the average number of items sold increased. In addition, the Company experienced average increases in active households per comparable store (based on VIC data) of 1.88% for the first nine months of fiscal 2012, evidencing a continued growing customer base in those stores and the Company's ability to gain market share. Store brand unit penetration increased by 37 basis points to 24.10% in the first nine months of fiscal 2012, as compared to 23.73% in the first nine months of fiscal 2011. Store brand penetration based on sales dollars increased by 74 basis points to 25.12% in the first nine months of fiscal 2012 from 24.38% in the first nine months of fiscal 2011.

Gross Profit

Gross profit as a percent of sales for the first nine months of fiscal 2012 increased 21 basis points from the prior year period. The 21 basis point increase in the gross profit margin was driven by a decrease in the LIFO charge when compared to the first nine months of fiscal 2011 and improved retail gross margin resulting from our effective promotional activity. The LIFO charge for the first nine months of fiscal 2012 was $7.4 million (0.22% of sales), as compared to $11.2 million (0.35% of sales) in the first nine months of fiscal 2011.

Expenses

SG&A expenses for the first nine months of fiscal 2012 and its percent of sales increased from the prior year period by $75.5 million and 66 basis points, respectively. The increase was driven by incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs, and $22.3 million (or 66 basis points on a percent of sales basis) of Lowes Foods Transaction costs (as described below). The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2011 and fiscal 2012 accounted for $28.7 million of the $75.5 million increase in total SG&A expenses. Store labor and benefit costs increased from the first nine months of fiscal 2011 to the first nine months of fiscal 2012 by $27.9 million and represented a 6 basis point increase on a percent of sales basis. However, store labor and benefit costs for stores opened during fiscal 2010, 2011 and 2012 showed an improvement of 88 basis points as a percent of those stores sales between the first nine months of fiscal 2011 and the first nine months of fiscal 2012, driven by increased labor efficiency. Increased costs of $10.8 million in advertising and support departments between the first nine months of fiscal 2011 and the first nine months of fiscal 2012 represented a 16 basis point increase on a percent of sales basis. The Company continues to focus on its cost control programs in an effort to offset increased fringe benefit costs associated with incentive bonus plans and pension expense, as well as increased remodeling expenses resulting from the Company's aggressive store remodeling program. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $4.5 million (0.13% of sales) for the first nine months of fiscal 2012 (excluding stores acquired from Lowes Foods), as compared to $5.4 million (0.17% of sales) for the first nine months of fiscal 2011. Pre-opening costs fluctuate between reporting periods depending on the new store opening schedule and market location.

The Lowes Foods Transaction costs of $22.3 million consist of $3.9 million in non-cash impairment charges related to the write-off of a portion of the goodwill that related to stores not integrated into the operations and other fair market adjustments to fixed assets and intangibles. The costs also include an increase in the Company's closed store reserves of $15.5 million and incremental pre-opening costs associated with the stores acquired.

Corporate SG&A expenses include a portion of compensation and benefits of holding company employees and certain other costs that have not historically been fully allocated to the operating companies. Corporate SG&A expenses for the first nine months of fiscal 2012 were offset by $3.1 million of gains recorded in connection with proceeds received on company-owned life insurance policies.

Net interest expense (interest expense less interest income) for the first nine months of fiscal 2012 decreased by $2.2 million from the prior year period. Net interest expense for the first nine months of fiscal 2012 included a reversal of accrued interest amounting to $1.3 million that was associated with a reduction of the Company's unrecognized tax liabilities and approximately $0.3 million of additional interest income associated with income tax refunds. Net investment gains for the first nine months of fiscal 2011 included a $19.5 million gain the Company realized upon the sale of its interest in a foreign investment company.

The effective consolidated income tax rate on continuing operations for the first nine months of fiscal 2012 was 36.0% as compared to 39.2% for the first nine months of fiscal 2011. The fiscal 2012 effective tax rate represents the Company's expected annual rate and was favorably impacted by the non-taxable gains on insurance proceeds received in the third quarter of fiscal 2012. Income tax expense for the prior year included additional foreign taxes paid in connection with the investment gain discussed above.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $76.2 million, or $1.55 per diluted share for the first nine months of fiscal 2012, as compared to $86.8 million, or $1.78 per diluted share for the first nine months of fiscal 2011. During the first nine months of fiscal 2012, the Lowes Foods Transaction costs reduced earnings from continuing operations after tax by $13.5 million, or $0.28 per diluted share, the life insurance gains increased earnings from continuing operations after tax by $3.1 million, or $0.07 per diluted and the interest expense reversal increased earnings from continuing operations after tax by $0.8 million, or $0.01 per diluted share. The after-tax gain on the sale of the Company's foreign investment in fiscal 2011 increased the prior year earnings from continuing operations by $10.3 million, or $0.21 per diluted share.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 39 weeks ended July 1, 2012 and July 3, 2011, respectively (in thousands):

	July 1, 2012	July 3, 2011
Net Sales	$30,313	$241,894
Cost of Sales	23,205	181,647
Gross Profit	7,108	60,247
SG&A Expenses	4,377	39,216
Operating Profit	2,731	21,031
Interest Expense	19	314
Interest Income	(17)	(114)
Less Net Earnings Attributable to Noncontrolling Interest	37	655
Loss From Operations of Discontinued Operations	21,728	-
(Loss) Earnings on Discontinued Operations	(19,036)	20,176
Income Tax (Benefit) Expense	(2,501)	6,874
(Loss) Earnings From Discontinued Operations, Net of Taxes	$(16,535)	$13,302

Income tax expense from discontinued operations for the 39 weeks ended July 1, 2012 includes deferred tax expense of $3.5 million relating to a valuation allowance for additional capital losses recognized in connection with the A&E transaction.

Outlook

The Company's operating performance and strong financial position provide the flexibility to continue with its store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During the remainder of fiscal 2012, the Company plans to open a total of seven stores (six of the ten stores acquired from Lowes Foods and one additional store) and complete major remodels on nine stores (five of which will be expanded in size). The Company continues to accelerate its new store growth. The new store development program for fiscal 2012 is expected to result in a 4.5% increase in retail square footage, as compared to a 3.2% increase in fiscal 2011. During fiscal 2013, the Company plans to open 12 new stores (two of which are replacements), open the three stores acquired from Lowes Foods that are being converted to the new innovative format and complete major remodels on nine stores (three of which will be expanded in size) which results in an expected increase in retail square footage of 6.7%. The fiscal 2013 new store openings are currently scheduled for three in the first quarter, two in the second quarter, two in the third quarter and eight in the fourth quarter. Management routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

As previously disclosed, the Company expected to incur additional non-cash charges for the settlement of pension liabilities and other employee benefits in connection with the sale of A&E. Accordingly, the Company recorded non-cash charges of $21.7 million during the first nine months of fiscal 2012 that included these anticipated amounts. The majority of these losses resulted from adjustments for the recognition of a pro-rata share of the pension plan's accumulated unrecognized net actuarial losses that was previously included in Accumulated Other Comprehensive Income and the impact from allocating existing plan assets under pension regulations and was based upon actuarial estimates. The Company is still in the process of reviewing the purchase price allocation and its impact on income taxes. Finalizing this review could result in additional adjustments in the fourth quarter of fiscal 2012.

The Company's management remains cautious in its expectations for the remainder of fiscal 2012 due to the current economic environment and its impact on the Company's customers. During the fourth quarter of fiscal 2012, the Company expects to incur approximately $4.4 million of additional expenses related to the Lowes Foods Transaction. The Company will continue to refine its merchandising strategies to respond to the changing shopping demands. The retail grocery market remains intensely competitive, and any operating improvement will be dependent on the Company's ability to increase its market share and to effectively execute the Company's strategic expansion plans.

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

The Company's principal source of liquidity is cash generated from operating activities and borrowings available under the Company's amended credit facility. During the 39 weeks ended July 1, 2012, operating activities generated $114.0 million of cash as compared to $167.1 million in the comparable period last year. The change from the prior year period was due to lower earnings and the timing of accruals and related payments associated with normal operations. Investing activities during the 39 weeks ended July 1, 2012 provided net cash of $35.3 million (including among other items approximately $170 million in cash proceeds from the sale of A&E and $26.3 million of cash paid for the Lowes Foods Transaction), as compared to utilizing $65.9 million in the comparable prior year period. During the first nine months of fiscal 2011, the Company generated $22.6 million from the sale of its ownership position in five investment properties along with one owned property and also generated $21.6 million from a sale of its interest in a foreign investment company. Financing activities during the 39 weeks ended July 1, 2012 utilized $105.9 million of cash and included $20.2 million for the payment of dividends and $80.0 million for the repayment of the Company's term loan under the Company's prior credit facility.

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

Capital expenditures are planned to total approximately $215 million for fiscal 2012 and $255 million for fiscal 2013. The Company anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2012, as well as in the foreseeable future. The Company has sufficient resources through internally generated funds, proceeds from the sale of A&E and borrowings available under its amended credit facility to complete the planned capital investment. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in January 2017.

As of July 1, 2012, the Company was in compliance with all financial covenants of the amended credit agreement. Issued letters of credit reduced the amount available for borrowings under the amended credit agreement and amounted to $26.3 million as of July 1, 2012. In addition to the $323.7 million of borrowings available under the Company's amended credit facility, the Company has the capacity to borrow up to an aggregate amount of $28.6 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of July 1, 2012, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the amended credit agreement. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's amended credit agreement, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Except for the January 2012 $80 million prepayment of the term loan that was due in December 2012, which effectively reduced the total contractual cash obligations for years 1 through 3, there were no material changes in the scheduled maturities of the Company's contractual obligations as of July 1, 2012, as disclosed in the table under the heading "Contractual Obligations and Commercial Commitments" in the Company's 2011 Annual Report.

In connection with the closing of certain store locations, the Company has assigned leases to several other sub-tenants with recourse. These leases expire over the next nine years, and the future minimum lease payments of approximately $38.0 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by the Company, the approximate aggregate amounts due by year would be as follows: $2.4 million for the remainder of fiscal 2012 (21 stores), $8.4 million in fiscal 2013 (18 stores), $7.4 million in fiscal 2014 (16 stores), $6.1 million in fiscal 2015 (12 stores), $4.9 million in fiscal 2016 (8 stores) and $8.8 million in the aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $26.3 million as of July 1, 2012.

Contributions to the SERP are equal to the benefit payments made during the year. The Company anticipates contributing approximately $300,000 to the SERP for expected future benefit payments during the remainder of fiscal 2012.

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

•The Company's requirement to impair recorded goodwill or other long-lived assets;

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of July 1, 2012, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's third quarter of fiscal 2012, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended July 1, 2012.

The following table summarizes the Company's purchases of its common stock during the quarter ended July 1, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2012 to May 6, 2012	0	n.a.	0	2,767,169
May 7, 2012 to June 3, 2012	0	n.a.	0	2,767,169
June 4, 2012 to July 1, 2012	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

n.a. - not applicable

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of July 1, 2012, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended July 1, 2012. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Second Amendment to the Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan, effective as of May 17, 2012.

10.2	Second Amendment to the Harris Teeter Supermarkets, Inc. Key Employee Life Insurance Plan, effective as of May 17, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Shareholders' Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS TEETER SUPERMARKETS, INC.
(Registrant)
Dated: August 9, 2012	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

10.1	Second Amendment to the Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan, effective as of May 17, 2012.

10.2	Second Amendment to the Harris Teeter Supermarkets, Inc. Key Employee Life Insurance Plan, effective as of May 17, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Shareholders' Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.