Form 10-K
period 2012-10-02
HARRIS TEETER SUPERMARKETS, INC.
filed 2012-11-21
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
	[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: October 2, 2012

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number:    1-6905

HARRIS TEETER SUPERMARKETS, INC.
(Exact name of registrant as specified in its charter)
North Carolina	56-0905940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Crestdale Road, Matthews, North Carolina	28105
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 844-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, April 1, 2012, was $1,801,230,000. The registrant has no non-voting stock.

    As of November 12, 2012, the registrant had outstanding 49,309,978 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2013 Annual Meeting of Shareholders to be held on February 21, 2013 are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 2012

PART I

Item 1. Business

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

The Company, which is incorporated under North Carolina law, was created in 1968 through the consolidation of the predecessor companies of Ruddick Investment Company (which was subsequently merged into Ruddick Operating Company) and A&E. In 1969, the Company acquired Harris Teeter. Ruddick Operating Company is not classified as a separate operating component of the Company due to its limited operations and relative size to the consolidated group. Ruddick Operating Company historically made investments in various independently managed venture capital investment funds. For information regarding the Company's investments, see the caption entitled "Investments" in Note 1 to the Consolidated Financial Statements in Item 8 hereof.

At the end of fiscal 2012, the Company and its subsidiaries had consolidated assets totaling $1,952,488,000. The Company's consolidated working capital as of October 2, 2012 consisted of $634,393,000 in current assets and $451,638,000 in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the statements of consolidated cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items in the Company's operations.

The Company currently has approximately 25,300 employees, consisting of 10,500 full-time and 14,800 part-time individuals, none of whom are represented by a union. Prior to the sale of A&E, the Company employed fifteen people at its corporate headquarters, including two executive officers who formulated and implemented overall corporate objectives and policies. Subsequent to the A&E sale, the Company's employees and the functions they performed in areas such as finance, accounting, internal audit, risk management, financial reporting, employee benefits and public and shareholder relations have been integrated into the Harris Teeter operations. The Company considers its employee relations to be good.

As of the end of fiscal 2012, the Company operated 208 supermarkets located in North Carolina (136), Virginia (38), South Carolina (14), Maryland (7), Tennessee (5), Delaware (3), District of Columbia (3), Florida (1) and Georgia (1). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, general merchandise and floral. In addition, the Company operated pharmacies in 143 of their supermarkets as of the end of fiscal 2012. Subsequent to the end of fiscal 2012, the Company opened two stores under a new format and banner - "201central." The 201central format features a worldwide variety of wine, beer, specialty foods and other selected merchandise. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk, yogurt and ice cream produced by the company-owned facility, the Company purchases most of the products it sells, including its store brand products, from outside suppliers or directly from the manufacturers.

The supermarket industry is highly competitive. The Company competes with local, regional and national food chains along with independent merchants. In addition to the more traditional food stores, the Company also competes with discount retailers (including supercenters that carry a full line of food items), many of which are larger in terms of assets and sales. Some discount supercenter operators, such as Wal-Mart and Target, continue to expand their offering of items typically found in supermarket formats. As a result, the Company is likely to continue to compete with larger food chains in its markets. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and product variety. No one customer or group of related customers has a material effect upon the Company's business.

The Company's business is not characterized as seasonal. Following the sale of A&E, all of the Company's operations were domestic.

Available Information

The Company's Internet address is www.harristeeter.com. The Company makes available, free of charge, on or through its website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the markets in which we operate. The following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. In addition to the factors discussed below, other factors that might cause our future financial performance to vary from that described in our forward-looking statements include: (i) changes in federal, state or local laws or regulations; (ii) cost and stability of energy sources; (iii) management's ability to predict accurately the adequacy of the Company's present liquidity to meet future financial requirements; (iv) continued solvency of any third parties on leases the Company has guaranteed; (v) management's ability to predict the required contributions to the pension plans of the Company; (vi) the Company's requirement to impair recorded goodwill or other long-lived assets; (vii) changes in labor and employee benefit costs, such as increased health care and other insurance costs; (viii) ability to recruit, train and retain effective employees and management; (ix) the extent and speed of successful execution of strategic initiatives; (x) volatility of financial and credit markets which would affect access to capital for the Company; (xi) the Company's ability to pass along product cost increases through increased sales prices and, (xii) unexpected outcomes of any legal proceedings arising in the normal course of business of the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider any of the above list of factors and the following discussion to be a complete set of all potential risks or uncertainties.

The Supermarket Industry is Highly Competitive.

The supermarket industry is characterized by narrow profit margins and competes on value, variety, location and service. The Company faces competitive pressure in all of its markets from existing competitors and from the threatened entry by one or more major new competitors. The number and type of competitors we face vary by location and include: traditional grocery retailers (both national and regional), discount retailers such as "supercenters" and "club and warehouse stores," specialty supermarkets, drug stores, dollar stores, convenience stores and restaurants. The Company also competes with pharmacies, florists, book stores, local coffee shops and retailers offering their products via the internet. Aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation have further contributed to an increasingly competitive marketplace.

Additionally, highly competitive markets and economic uncertainty have made it difficult generally for grocery store operators to continue to achieve comparable store sales gains. Because sales growth has been difficult to attain, the Company's competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to achieve consistent sales gains. Some of the Company's competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position. Accordingly, the Company's business, financial condition or results of operations could be adversely affected by competitive factors, including product mix and pricing changes which may be made in response to competition from existing or new competitors.

The Company's Expansion Plans Are Subject to Risk.

The Company has spent, and intends to continue to spend, significant capital and management resources on the development and implementation of expansion and renovation plans. The Company's new store opening program can vary depending on the economic conditions of the markets, including the Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. The successful implementation of the Company's renovation and expansion plans are subject to several factors including: the availability of new, suitable locations on reasonable commercial terms, or at all; the success of new stores, including those in less developed markets; management's ability to manage expansion, including the effect on sales at existing stores when a new store is opened nearby; the ability to secure any necessary financing; change in regional and national economic conditions; and increasing competition or changes in the competitive environment in the Company's markets.

The Company's new stores may initially operate at a loss, depending on factors such as prevailing competition and market position in the surrounding communities and the level of sales and profit margins in existing stores may not be duplicated in new stores. Pursuing a strategy of growth, renovation and expansion in light of current highly competitive industry conditions could lead to a near-term decline in earnings as a result of opening and operating a substantial number of new stores, particularly with respect to stores in markets where the Company does not have a significant presence. If the Company's expansion and renovation plans are unsuccessful, it could adversely affect the Company's cash flow, business and financial condition due to the significant amount of capital and management resources invested.

Food Safety Issues Could Result in a Loss of Consumer Confidence and Product Liability Claims.

The Company could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. These concerns could cause shoppers to avoid purchasing certain products from the Company, or to seek alternative sources of supply for their food needs, even if the basis for the concern is not valid and/or is outside of the Company's control. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying our products and any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food items sold by the Company, regardless of the cause, could have a substantial and adverse effect on the Company's operations.

The Company's Geographic Concentration May Expose it to Regional or Localized Downturns.

The Company operates primarily in the southeastern and mid-Atlantic United States and the District of Columbia, with a strong concentration in North Carolina, Virginia and South Carolina. As a result, the Company's business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population. Although these regions have experienced economic and demographic growth in the past, a significant economic downturn in the region could have a material adverse effect on the Company's business, financial condition or results of operations.

The Ownership and Development of Real Estate May Subject the Company to Environmental Liability.

Under applicable environmental laws, as an owner or developer of real estate, the Company may be responsible for remediation of environmental conditions that may be discovered and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to the Company's property, whether the properties are leased or owned, and whether such environmental conditions, if in existence, were created by the Company or by a prior owner or tenant. The discovery of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect the Company's ability to sell or rent real property or to borrow using real property as collateral. Liabilities or costs resulting from noncompliance with current or future applicable environmental laws or other claims relating to environmental matters could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company's Information Technology Systems Are Subject to Risk.

The Company's business is increasingly dependent on information technology systems that are complex and vital to continuing operations. If the Company were to experience difficulties maintaining existing systems or implementing new systems, it could incur significant losses due to disruptions in its operations. Additionally, these systems contain valuable proprietary and financial data, as well as debit and credit card cardholder data, and a breach, including cyber security breaches, could have an adverse effect on the Company.

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

Our Self-Insurance Reserves are Subject to Variability and Unpredictable External Factors.

As discussed in more detail below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Self-insurance accruals for Workers' Compensation, Healthcare and General Liability," the Company is primarily self-insured for most U.S. workers' compensation claims, healthcare claims and general liability and automotive liability losses. Accordingly, the Company determines the estimated liability required for claims in each accounting period, which requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The liabilities that have been recorded for these claims represent our best estimate of the ultimate obligations for reported claims plus those incurred but not reported. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect ultimate settlements of claims or the assumptions underlying our liability estimates, which could cause a material change for our self-insurance liability obligations and could adversely impact earnings.

The Company may Incur Increased Pension Expenses.

The Company maintains retirement benefit plans for substantially all full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries, including a defined contribution retirement plan, a qualified pension plan which is a funded defined benefit plan and a non-qualified supplemental pension plan for executives, which is an unfunded defined benefit plan. The Company has frozen participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants who had achieved specified age and service levels on December 31, 2005; however, at the end of fiscal 2012, the Company's pension plans had projected benefit obligations in excess of the fair value of plan assets. The amount of any increase or decrease in our required contributions to our pension plans will depend on government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. For more information, see Note 15 to the Consolidated Financial Statements in Item 8 hereof.

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

Our Obligations Under the Definitive Agreement to Sell A&E May Negatively Impact the Company's Operating Results

Pursuant to the terms of the definitive agreement whereby the Company agreed to sell A&E, the Company made certain customary representations and warranties and agreed to certain indemnification provisions. The effect of such provisions is that the Company may be required to indemnify the buyers for certain matters for a period of 18 months after the closing date, including with respect to liabilities relating to breaches of the contractual representations and warranties provided to the buyers. Any indemnification obligations could negatively affect the Company's results of operation, financial condition and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns its principal offices in Matthews, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 1,438,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. The Greensboro facility also has frozen goods storage and a single pick facility for health and beauty care products and other general merchandise. In addition, the Company utilizes a transfer facility in Fredericksburg, VA in support of its distribution operations. The Company operates its retail stores primarily from leased properties. As of the end of fiscal 2012, the Company held title to the land and buildings of four of its operating supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and situated on leased land. In addition, the Company holds interest in properties that are under development for store sites. The Company's supermarkets range in size from approximately 16,200 square feet to 72,900 square feet, with an average size of approximately 49,100 square feet.

The following table sets forth selected statistics with respect to the Company's stores for each of the last three fiscal years:

	2012	2011	2010
Stores Open at Period End	208	204	199
Average Weekly Net Sales Per Store*	$425,235	$403,107	$395,510
Average Square Footage Per Store at Period End	49,126	48,129	47,792
Average Square Footage Per New Store Opened During Period	53,794	52,980	50,312
Total Square Footage at Period End	10,218,118	9,818,232	9,510,688

____________

*     Computed on the basis of aggregate sales of stores open for a full year.

The Company believes its facilities are adequate for its current operations. However, additional or expanded facilities may be required in strategic regions to support growth in the future.

Item 3. Legal Proceedings

The Company is involved in various legal matters from time to time in connection with their operations, including various lawsuits and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company's results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Registrant

The following list contains the name, age, positions and offices held and period served in such positions or offices for each of the executive officers of the Registrant.

Thomas W. Dickson, age 57, is the Company's Chairman of the Board and Chief Executive Officer. He has been Chairman of the Board since March 2006 and Chief Executive Officer since February 1997. In addition, he served as President from February 1997 through March 2012. Before his election as President and Chief Executive Officer, he served as Executive Vice President of the Company from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996 he served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, the Company's former A&E subsidiary.

Frederick J. Morganthall, II, age 61, is the Company's President and Chief Operating Officer. He has served as President and Chief Operating Officer since March 2012. Before his election as President and Chief Operating Officer, he served as President of Harris Teeter from October 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

John B. Woodlief, age 62, is the Company's Executive Vice President and Chief Financial Officer. He has served as Executive Vice President and Chief Financial Officer since March 2012. Before his election as Executive Vice President and Chief Financial Officer he served as the Vice President - Finance and Chief Financial Officer of the

Company from November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997 to June of 1999. He joined Price Waterhouse in 1972.

Rodney C. Antolock, age 54 is an Executive Vice President of the Company. He has served as Executive Vice President since March 2012. Before his election as Executive Vice President he served as the Executive Vice President - Operations & Merchandising of Harris Teeter from October 2007. Prior to that time, and beginning in July 2000, he served as Senior Vice President - Operations & Merchandising of Harris Teeter. He joined Harris Teeter in January 2000 as Senior Vice President of Operations.

No executive officer has a family relationship as close as first cousin with any other executive officer, director or nominee for director.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information regarding the principal market for the Company's common stock (the "Common Stock"), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2012 and 2011 is set forth below.

The Common Stock is listed on the New York Stock Exchange. As of November 15, 2012, there were approximately 3,500 holders of record of Common Stock.

Quarterly Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012
Dividend Per Share	$0.13	$0.14	$0.14	$0.14
Market Price Per Share
High	$45.45	$45.31	$41.74	$42.99
Low	$37.78	$39.16	$36.10	$37.27

Fiscal 2011
Dividend Per Share	$0.13	$0.13	$0.13	$0.13
Market Price Per Share
High	$39.99	$39.12	$44.57	$46.00
Low	$34.13	$33.44	$38.57	$36.32

The Company expects to continue paying dividends on a quarterly basis which is at the discretion of the Board of Directors and subject to legal or contractual requirements. However, subsequent to fiscal 2012, the Company’s Board of Directors declared a special dividend of $0.50 per share to be paid on December 31, 2012, in addition to the quarterly dividend of $0.15 per share to be paid on January 1, 2013. For more information regarding the Company's contractual restrictions on its ability to pay dividends, please refer to Note 8 to the Consolidated Financial Statements in Item 8 hereof.

Comparison of Total Cumulative Shareholder Return for Five-Year Period Ending October 2, 2012

The following graph presents a comparison of the yearly percentage change in the Company's cumulative total shareholders' return on Common Stock with the (i) Standard & Poor's 500 Index, (ii) Standard & Poor's Midcap 400 Index, and (iii) Standard & Poor's Food Retail Index for the five-year period ended October 2, 2012.

	Cumulative Total Return
	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11	9/30/12
Harris Teeter Supermarkets, Inc.	100.00	98.07	82.04	108.57	123.70	124.93
S & P 500	100.00	78.02	72.63	80.01	80.93	105.37
S & P Midcap 400	100.00	83.32	80.73	95.08	93.87	120.65
S & P Food Retail	100.00	75.29	63.54	68.14	73.37	90.14

*	$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.
**	In prior years the Company utilized two indices, rather than a single index, for its peer group comparison: Standard & Poor's Food Retail Index and Standard & Poor's Apparel, Accessories & Luxury Goods Index. As a result of the Company's sale of its ownership interest in A&E, its thread manufacturing business, in early fiscal 2012, the Company believes that the current presentation of one index more accurately corresponds to the Company's current business.

Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of its common stock during the quarter ended October 2, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2012 to August 5, 2012	- 0 -	n.a.	- 0 -	2,767,169
August 6, 2012 to September 2, 2012	- 0 -	n.a.	- 0 -	2,767,169
September 3, 2012 to October 2, 2012	- 0 -	n.a.	- 0 -	2,767,169
Total	- 0 -	n.a.	- 0 -	2,767,169

______________

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of October 2, 2012, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended October 2, 2012. The stock buyback program has no set expiration or termination date.

Item 6. Selected Financial Data

As previously disclosed, the Company sold all of its ownership interest in its thread manufacturing business, A&E, on November 7, 2011. As such, the sales and operating results of A&E are included within earnings (loss) from discontinued operations in the table below. Prior years have been reclassified to conform to the presentation used in fiscal 2012. For a discussion of certain factors that materially affect the comparability of the selected financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Discontinued Operations" included in Item 7 hereof.

The following table sets forth selected financial data of the Company as of and for each of the years in the five-year period ended October 2, 2012 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof and our Consolidated Financial Statements and notes thereto included in Item 8 hereof (dollars in thousands, except per share data).

	2012	2011	2010	2009	2008
Net Sales	$4,535,414	$4,285,565	$4,009,353	$3,827,005	$3,664,804
Operating Profit	170,978	180,706	176,856	168,114	169,901
Earnings from Continuing Operations, Net of Taxes	99,927	111,458	98,652	93,597	93,577
Earnings (Loss) from Discontinued Operations, Net of Taxes	(17,415)	(20,211)	13,389	(7,633)	3,175
Net Earnings	82,512	91,247	112,041	85,964	96,752
Earnings (Loss) Per Share - Basic:
Continuing Operations	2.05	2.30	2.05	1.95	1.96
Discontinued Operations	(0.36)	(0.42)	0.28	(0.16)	0.07
Net Earnings	1.69	1.88	2.32	1.79	2.02
Earnings (Loss) Per Share - Diluted:
Continuing Operations	2.04	2.28	2.03	1.94	1.94
Discontinued Operations	(0.36)	(0.41)	0.28	(0.16)	0.07
Net Earnings	1.68	1.87	2.31	1.78	2.00
Dividend per share	0.55	0.52	0.48	0.48	0.48
Total Assets	1,952,488	1,984,424	1,893,671	1,844,321	1,696,407
Long-Term Debt - including Current Portion	212,490	287,330	306,096	363,427	316,986

Note: In April 2012, the Company's fiscal year end was changed from the Sunday nearest to September 30 to the Tuesday nearest to September 30 to coincide with Harris Teeter's fiscal year. Fiscal 2012 and 2011 include the 52 weeks ended October 2, 2012 and October 2, 2011, respectively. Fiscal 2010 includes the 53 weeks ended October 3, 2010 and Fiscal 2009 and 2008 include the 52 weeks ended September 27, 2009 and September 28, 2008, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to "Risk Factors" in Item 1A hereof.

Overview

The Company operates one primary business segment, retail grocery (including related real estate and store development activities) through its wholly-owned subsidiary Harris Teeter. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, and the District of Columbia.

Historically, the Company also engaged in industrial sewing thread (textile primarily), including embroidery thread and technical textiles, through its A&E business. In the first quarter of fiscal 2012, the Company sold all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. A definitive agreement to sell A&E was entered into on October 27, 2011 and the closing occurred on November 7, 2011. The sale price for A&E was $180 million in cash, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. In connection with the sale, the Company recorded pre-tax losses on disposition of discontinued operations of $3.7 million in fiscal 2012 and $48.8 million in fiscal 2011. As a result of this disposition, the sales and operating results of A&E are categorized as discontinued operations in the discussion that follows and in the financial statements included in Item 8 hereof for all periods presented. For additional information regarding discontinued operations, see Note 17 to the Consolidated Financial Statements in Item 8 hereof.

The economic environment over the past few years has motivated changes in the consumption habits of the retail consumer which continues to impact our financial results. Economic uncertainty, tumultuous market conditions and low levels of consumer confidence have created changes in the type of products purchased by our customers and increased the competitive environment in our primary markets. We compete with other traditional grocery retailers, as well as other retail outlets including, but not limited to, discount retailers such as "neighborhood or supercenters" and "club and warehouse stores," specialty supermarkets and drug stores. Generally, our markets continue to experience new store opening activity and increased feature pricing or everyday low prices by competitors. We utilize information gathered from various sources, including our Very Important Customer ("VIC") loyalty card program, and work with suppliers to deliver effective retail pricing and targeted promotional spending programs that drive customer traffic and create value for our customers. In addition, our product selection, assortment and variety, and our focus on customer service differentiate us from our competitors.

In June 2012, the Company completed its purchase and sale agreement with Lowe's Food Stores, Inc. (the "Lowes Foods Transaction"). Per the agreement Harris Teeter acquired ten Lowes Foods store locations in the central Carolinas region and Lowes Foods acquired six Harris Teeter store locations in western North Carolina. The majority of the stores acquired were temporarily closed for remodeling, stocking and training of employees. Six of the acquired stores were re-opened during the fourth quarter of fiscal 2012. Subsequent to the end of fiscal 2012, two of the acquired stores were re-opened under a new format and banner - "201central." The 201central format features a worldwide variety of wine, beer, specialty foods and other selected merchandise.

The Company continued with its planned new store development program and during fiscal 2012, has opened thirteen new stores (which includes six of the stores acquired from Lowes Foods and one replacement) and closed eight stores (comprised of the six stores sold to Lowes Foods, one replacement that opened in fiscal 2012 and one replacement that is expected to open in fiscal 2013) for a net addition of five stores. In addition, one store located in the Washington D.C. market was closed due to flooding that occurred in the third quarter of fiscal 2012. The Company is in the process of repairing damage and expects to re-open the store during fiscal 2013. During fiscal 2011, the Company opened seven new stores and closed two stores for a net addition of five stores, and during fiscal 2010, the Company opened 13 new stores and closed three stores for a net addition of 10 stores. Much of the Company's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. During fiscal 2011, the

Company acquired 350,000 square feet of additional distribution capacity that is contiguous to its existing distribution facility in Greensboro, North Carolina. This represented an approximate 22% increase in the square footage of the Company's existing distribution facilities and was acquired to meet our continued growth. There were 208 stores in operations at the end of fiscal 2012, as compared to 204 at the end of fiscal 2011 and 199 at the end of fiscal 2010.

Results of Operations

The following table sets forth the components of consolidated net earnings for the Company for the 52 weeks ended October 2, 2012 (fiscal 2012) and October 2, 2011 (fiscal 2011) and the 53 weeks ended October 3, 2010 (fiscal 2010), respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2012		Fiscal 2011		Fiscal 2010		% Inc. (Dec.)
		% to Sales		% to Sales		% to Sales	2012 vs 2011	2011 vs 2010
Net Sales	$4,535,414	100.00	$4,285,565	100.00	$4,099,353	100.00	5.8	4.5
Cost of Sales	3,176,914	70.05	3,015,517	70.36	2,871,907	70.06	5.4	5.0
Gross Profit	1,358,500	29.95	1,270,048	29.64	1,227,446	29.94	7.0	3.5

SG&A Expenses:
Harris Teeter without Lowes Foods
Incremental Transaction Costs	1,150,501	25.36	1,078,978	25.18	1,045,860	25.51	6.6	3.2
Lowes Foods Incremental
Transaction Costs	29,810	0.66	-	0.00	-	0.00	n.m.	n.m.
Corporate	7,211	0.16	10,364	0.24	4,730	0.12	(30.4)	119.1
Total	1,187,522	26.18	1,089,342	25.42	1,050,590	25.63	9.0	3.7
Operating Profit	170,978	3.77	180,706	4.22	176,856	4.31	(5.4)	2.2

Interest Expense, net	16,411	0.36	18,983	0.44	19,521	0.47	(13.5)	(2.8)
Net Investment Gains	-	0.00	19,392	0.45	310	0.01	n.m.	n.m.
Earnings From Continuing Operations Before Income Taxes	154,567	3.41	181,115	4.23	157,645	3.85	(14.7)	14.9
Income Tax Expense	54,640	1.21	69,657	1.63	58,993	1.44	(21.6)	18.1
Earnings From Continuing Operations	99,927	2.20	111,458	2.60	98,652	2.41	(10.3)	13.0
(Loss) Earnings From Discontinued
Operations, Net of Income Taxes	(17,415)		(20,211)		13,389
Net Earnings	$82,512		$91,247		$112,041

_______________

n.m. - not meaningful

Sales

Net sales increased 5.8% in fiscal 2012 and 4.5% in fiscal 2011 when compared to the respective prior years. The increase in sales in fiscal 2012 and fiscal 2011 was attributable to increases in comparable store sales (see definition below) and sales from new stores that were partially offset by store closings. The fiscal 2011 sales increase over fiscal 2010 was impacted by the fact that fiscal 2010 was a 53-week year. On a comparable week basis (reducing fiscal 2010 sales for the first week of the annual period), sales increased by 6.4% from fiscal 2010 to fiscal 2011. Comparable store sales for fiscal 2012 increased 3.97% ($165.5 million), as compared to an increase of 3.27% ($129.4 million) in fiscal 2011 and a decrease of 1.10% ($42.0 million) in fiscal 2010 (adjusted to 52 weeks). Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that the Company's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling the Company to capture sales and expand market share as the markets it serves continue to grow. During fiscal 2012, the Company increased the number of stores in operation by five, as compared to a net increase of five stores during fiscal 2011 and a net increase of 10 stores during fiscal 2010. The increase in sales from new stores exceeded the loss of sales from closed stores by $82.4 million in fiscal 2012, $122.0 million in fiscal 2011 and $238.2 million in fiscal 2010.

The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to the customers. During fiscal 2012, on a comparable basis, customer visits, average basket size and the average number of items sold increased. In addition, Harris Teeter experienced average increases in active households per comparable store (based on VIC data) of 1.61%, evidencing a continued growing customer base in those stores. Store brand penetration has also increased on a year over year basis. Store brand penetration based on units sold increased 31 basis points to 24.26% in fiscal 2012 from 23.95% in fiscal 2011. Store brand penetration based on sales dollars increased by 58 basis points to 25.15% in fiscal 2012 from 24.57% in fiscal 2011.

The Company considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," the Company has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed as a result of the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period. If the location is closed during the construction period, the sales during the reporting period are removed from the calculation. If the location is completely rebuilt, it is reported as a replacement store and included in the same store sales calculation for the weeks actually open. Comparable store sales for fiscal 2011 was computed on a 52-week basis by reducing fiscal 2010 sales for the first week of the annual period.

Gross Profit

Gross profit as a percent to sales increased 31 basis points from fiscal 2011 to fiscal 2012 and declined 30 basis points from fiscal 2010 to fiscal 2011. The increase in the gross profit margin from fiscal 2011 to fiscal 2012 was driven by a decrease in the annual LIFO charge between the respective years and an improvement of 10 basis points in the retail gross profit margin resulting from our effective promotional activity. The decrease in the gross profit margin from fiscal 2010 to fiscal 2011 was driven by an increase in the annual LIFO charge between the respective years and the Company's efforts to drive sales through its promotional activity, which includes lowering the sales price on selected items (price investment) that resulted in a reduction in the retail gross profit margin by 2 basis points during fiscal 2011. The annual LIFO adjustment reduced gross profit by $3.0 million (0.07% to sales) in fiscal 2012, reduced gross profit by $11.1 million (0.26% to sales) in fiscal 2011 and increased gross profit by $1.6 million (0.04% to sales) in fiscal 2010.

Expenses

Selling, general & administrative ("SG&A") expenses for fiscal 2012 and its percent to sales increased from fiscal 2011 by $98.2 million and 76 basis points, respectively. The increase was driven by incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs, and $29.8 million (or 66 basis points on a percent to sales basis) of Lowes Foods Transaction incremental costs (as described below). The increase in SG&A expenses (excluding advertising and support department costs) from fiscal 2011 to fiscal 2012 for stores opened during fiscal 2011 and fiscal 2012 accounted for $42.4 million of the $98.2 million increase in total SG&A expenses. Store labor and benefit costs increased from fiscal 2011 to fiscal 2012 by $33.2 million and represented a 6 basis point increase on a percent to sales basis. Increased costs of $12.0 million in advertising and support departments between fiscal 2011 and fiscal 2012 represented a 13 basis point increase on a percent to sales basis.

SG&A expenses for fiscal 2011 increased from fiscal 2010 by $38.8 million as a result of incremental store growth. However, SG&A expenses as a percent to sales decreased 21 basis points from fiscal 2010 to 2011, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management and other cost control initiatives. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened in fiscal 2010 and fiscal 2011 amounted to $40.2 million, exceeding the $38.8 million increase in total SG&A expenses from fiscal 2010 to fiscal 2011. Even though store labor and associated benefit costs increased between fiscal 2010 and fiscal 2011, as a result of Harris Teeter's new store growth, there was a 29 basis point reduction in these costs as a percent to sales. Advertising and support department costs as a percent to sales also declined between fiscal 2010 and fiscal 2011, representing a 5 basis point reduction.

The Company continues to focus on its cost control programs in an effort to offset increased fringe benefit costs associated with incentive bonus plans and pension expense, as well as increased remodeling expenses resulting from the Company's store remodeling program. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $5.8 million (0.13% of sales)

for fiscal 2012 (excluding stores acquired from Lowes Foods), as compared to $7.0 million (0.16% of sales) for fiscal 2011 and $8.4 million (0.20% of sales) in fiscal 2010. Pre-opening costs fluctuate between reporting periods depending on the new store opening schedule and market location.

The Lowes Foods Transaction incremental costs of $29.8 million consist of $3.9 million in non-cash impairment charges related to the write-off of a portion of the goodwill that related to stores not integrated into the operations. The costs also include an increase in the Company's closed store reserves of $15.5 million, incremental pre-opening costs associated with the stores acquired and other fair market adjustments to fixed assets and intangibles.

Corporate SG&A expenses include a portion of compensation and benefits of holding company employees and certain other costs that have not historically been fully allocated to the Company's operating subsidiaries. Corporate SG&A expenses for fiscal 2012 were offset by $3.1 million of gains recorded in connection with proceeds received on company-owned life insurance policies. Corporate SG&A expenses in fiscal 2010 were reduced by $3.9 million as a result of gains realized in connection with the exchange of the Company's corporate aircraft.

Net interest expense (interest expense less interest income) for fiscal 2012 decreased by $2.6 million from the prior year period. Net interest expense for fiscal 2012 included a reversal of accrued interest amounting to $1.3 million that was associated with a reduction of the Company's unrecognized tax positions and approximately $0.3 million of additional interest income associated with income tax refunds. Net interest expense has also been reduced as a result of lower interest on debt borrowings due to lower average outstanding borrowings.

Net investment gains for fiscal 2011 include a pre-tax gain of $19.5 million the Company realized upon the sale of the Company’s foreign investment.

The effective consolidated income tax rate on continuing operations for fiscal 2012 was 35.4% as compared to 38.5% for fiscal 2011 and 37.4% for fiscal 2010. Income tax expense for fiscal 2012 was favorably impacted by the non-taxable gains on insurance proceeds received in the third quarter of fiscal 2012 and income tax expense for fiscal 2011 included additional foreign taxes paid in connection with the gain realized on the sale of the Company's foreign investment.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $99.9 million, or $2.04 per diluted share, in fiscal 2012, as compared to $111.5 million, or $2.28 per diluted share, in fiscal 2011 and $98.7 million, or $2.03 per diluted share, in fiscal 2010 (a 53-week year). In fiscal 2012, the Lowes Foods Transaction incremental costs reduced earnings from continuing operations after tax by $18.1 million, or $0.37 per diluted share, the life insurance gains increased earnings from continuing operations after tax by $3.1 million, or $0.06 per diluted share, and the interest expense reversal increased earnings from continuing operations after tax by $0.8 million, or $0.02 per diluted share. The after-tax gain on the sale of the Company's foreign investment company increased fiscal 2011 earnings from continuing operations by $10.3 million, or $0.21 per diluted share.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 52 weeks ended October 2, 2012 (fiscal 2012) and October 2, 2011 (fiscal 2011) and the 53 weeks ended October 3, 2010 (fiscal 2010), respectively (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net Sales	$30,313	$320,876	$301,097
Cost of Sales	23,205	241,539	228,685
Gross Profit	7,108	79,337	72,412
SG&A Expenses	22,824	52,351	51,297
Operating Profit (Loss)	(15,716)	26,986	21,115
Interest Expense	19	380	421
Interest Income	(17)	(170)	(66)
Less Net Earnings Attributable to Noncontrolling Interest	37	698	1,067
Loss on Disposition of Discontinued Operations	3,717	48,750	-
(Loss) Earnings on Discontinued Operations	(19,472)	(22,672)	19,693
Income Tax (benefit) Expense	(2,057)	(2.461)	6,304
(Loss) Earnings From Discontinued Operations, Net of Taxes	$(17,415)	$(20,211)	$13,389

Income tax expense from discontinued operations for fiscal 2012 includes deferred tax expense of $3.5 million relating to a valuation allowance for additional capital losses recognized in connection with the sale of A&E.

Outlook

The Company's operating performance and strong financial position provide the flexibility to continue with its store development program for new and replacement stores along with the remodeling and expansion of existing stores. During fiscal 2013, the Company plans to open twelve new stores (which includes two replacements and the two store locations acquired from Lowes Foods that were converted to our 201central format) and complete major remodels on nine stores (three of which will be expanded in size). The fiscal 2013 new store openings are currently scheduled for three in the first quarter, two in the third quarter and seven in the fourth quarter. The 2013 store development program is expected to result in a 5.4% increase in retail square footage as compared to a 4.5% increase realized in fiscal 2012. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

Startup costs associated with opening new stores can negatively impact operating margins and net income. In the current competitive environment, promotional costs to maintain market share could also negatively impact operating margins and net income in future periods. The continued execution of productivity initiatives implemented throughout all stores, maintaining controls over waste, implementation of operating efficiencies and effective merchandising strategies will dictate the pace at which the Company's operating results could improve, if at all.

The Company's management remains cautious in its expectations for fiscal 2013 due to the current economic environment and its impact on the Company's customers. The Company will continue to refine its merchandising strategies to respond to the changing shopping demands. The retail grocery market remains intensely competitive, including the possibility of new competitors coming into the Company's existing markets. Any operating improvement will be dependent on the Company's ability to increase market share, control costs and to effectively execute the Company's strategic expansion plans.

Capital Resources and Liquidity

The Company's principal source of liquidity has been cash generated from operating activities of Harris Teeter and borrowings available under the Company's credit facility. During fiscal 2012, the net cash provided by operating activities was $207.3 million, compared to $272.2 million in fiscal 2011 and $243.7 million in fiscal 2010. The decrease from fiscal 2011 to fiscal 2012 was driven by lower earnings and the timing of accruals and related payments associated with normal operations. Investing activities in fiscal 2012 required net cash of $45.1 million and included among other items approximately $170 million in cash proceeds from the sale of A&E and $26.3 million of cash paid for the Lowes Foods Transaction. Fiscal 2011 investing activities were $109.0 million and included Harris Teeter's sale of its ownership position in five investment properties along with one owned property which generated $22.6 million of cash and the Company's sale of a foreign investment which generated $21.6 million of cash. Historically, capital spending has been financed by cash provided by operating activities and supplemented with borrowings under the Company's credit facility. Financing activities in fiscal 2012 utilized $114.5 million of cash and included $80.0 million for the repayment of the term loan under the Company's prior credit facility. Financing activity also included $27.1 million for the payment of dividends in fiscal 2012, compared to $25.6 million in fiscal 2011 and $29.3 million in fiscal 2010 (consisting of five quarterly payments).

Fiscal 2012 capital expenditures totaled $199.9 million, as compared to $148.0 million in fiscal 2011 and $128.2 million in fiscal 2010. Fiscal 2010 capital expenditures included $21.5 million for the exchange of the corporate aircraft, which was partially offset by $14.4 million of proceeds from the sale of the old aircraft. Capital expenditures for fiscal 2013 are expected to total approximately $235 million. The Company anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2013, as well as in the foreseeable future. The Company has sufficient resources through internally generated funds, proceeds from the sale of A&E and borrowings available under the Company's credit facility to complete the planned capital investment. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in January 30, 2017.

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

As of October 2, 2012, the Company was in compliance with all financial covenants of the amended credit facility. Issued letters of credit reduced the amount available for borrowings under the amended credit facility and amounted to $26.2 million as of October 2, 2012. In addition to the $323.8 million of borrowings available under the Company's amended credit facility, the Company has the capacity to borrow up to an aggregate amount of $29.1 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of October 2, 2012, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the amended credit facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's amended credit facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Management expects that cash provided by operations and other sources of liquidity, such as the Company's amended credit facility and new sources of financing available to the Company, will be sufficient to meet these obligations on a short and long-term basis. The following table represents the scheduled maturities of the Company's contractual obligations as of October 2, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt (1)	$139,242	$8,658	$16,279	$114,305	$-
Operating Leases (1) (2)	1,549,753	105,054	215,504	208,420	1,020,775
Capital Lease Obligations (1) (2)	205,230	12,535	25,268	25,416	142,011
Purchase Obligations - Fixed Assets	65,453	65,453	-	-	-
Purchase Obligations - Service Contracts/Other	61,687	33,792	21,661	6,234	-
Unrecognized Tax Liability (3)	481	165	316	-	-
Other Long-Term Liabilities (4)	10,396	1,509	2,710	1,974	4,203
Total Contractual Cash Obligations	$2,032,242	$227,166	$281,738	$356,349	$1,166,989

_______________

(1)	For a more detailed description of the obligations see Notes 7 and 8 to the Consolidated Financial Statements in Item 8 hereof. Amounts represent total expected payments of principal and interest.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. The obligations related to the closed store leases are discussed below. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	For a more detailed description of the obligation refer to Note 14 to the Consolidated Financial Statements in Item 8 hereof. The timing of payment, if any, for the unrecognized tax liability is not certain. However, we believe that we could possibly be assessed on the tax issues within the next three years.

(4)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company's consolidated balance sheets.

The table above excludes funding of the Harris Teeter Supermarkets, Inc. Employees' Pension Plan (the "Pension Plan"), payments pursuant to the Supplemental Executive Retirement Plan (the "SERP") and payments pursuant to the Company's flexible deferred compensation and survivor benefit plans. The Company's funding policy in regards to the Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. However, the timing and amount of such contributions or payments may be impacted by a number of factors, including government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. The Company was not required to make a contribution to the Pension Plan in fiscal 2012; however, the Company contributed $50 million during fiscal 2012. Payments made pursuant to the SERP, flexible deferred compensation and survivor benefit plans are not required to be funded in advance, and are equal to the benefit payments made during the year. Actual payments will be based on various external factors such as retirement dates and mortality. Annual payments pursuant to the SERP are expected to range between $1.3 million and $2.7 million over the next five years. Benefit payments for the flexible deferred compensation plan or survivor benefit plan cannot be reasonably estimated due to the various external factors noted above. For a more detailed description of our pension obligations see Note 15 to the Consolidated Financial Statements in Item 8 hereof.

In connection with the closing of certain store locations, the Company has assigned leases to several sub-tenants with recourse. These leases expire over the next 9 years, and the future minimum lease payments of approximately $32.9 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by the Company, the approximate aggregate amounts due by year would be as follows: $8.4 million in fiscal 2013 (25 stores), $7.4 million in fiscal 2014 (21 stores), $6.1 million in fiscal 2015 (17 stores), $5.0 million in fiscal 2016 (11 stores), $3.6 million in fiscal 2017 (8 stores) and $2.4 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $26.2 million as of October 2, 2012.

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

Vendor Rebates, Credits and Promotional Allowances

Consistent with standard practices in the retail industry, the Company receives allowances from vendors through a variety of programs and arrangements. Given the highly promotional nature of the retail supermarket industry, the allowances are generally intended to defray the costs of promotion, advertising and selling the vendor's products. Examples of such arrangements include, but are not limited to, promotional, markdown and rebate allowances; cooperative advertising funds; volume allowances; store opening discounts and support; and slotting, stocking and display allowances. The amount of such allowances may be determined on the basis of (1) a fixed dollar amount negotiated with the vendor, (2) an amount per unit purchased or as a percentage of total purchases from the vendor, or (3) amounts based on sales to the customer, number of stores, in-store displays or advertising. The proper recognition and timing of accounting for these items are significant to the reporting of the results of operations of the Company. The Company applies the authoritative guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 ("SAB No. 104") - Revenue Recognition, Subtopic 605-50 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and other authoritative guidance as appropriate. Under SAB No. 104, revenue recognition requires, as a prerequisite, the completion of the earnings process and its realization or assurance of realizability. Vendor rebates, credits and other promotional allowances that relate to Harris Teeter's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is reasonably assured.

The Company's practices are in accordance with ASC Subtopic 605-50 and are based on the premise that the accounting for these vendor allowances should follow the economic substance of the underlying transactions, which is evidenced by the agreement with the vendor as long as the allowance is distinguishable from the merchandise purchase. Consistent with this premise, the Company recognizes allowances when the purpose for which the vendor funds were intended and committed to be used has been fulfilled and a cost has been incurred by the retailer. Thus, it is the Company's policy to recognize the vendor allowance consistent with the timing of the recognition of the expense that the allowance is intended to reimburse and to determine the accounting classification consistent with the economic substance of the underlying transaction. Where the Company provides an identifiable benefit or service to the vendor apart from the purchase of merchandise, that transaction is recorded separately. For example, co-operative advertising allowances are accounted for as a reduction of advertising expense in the period in which the advertising cost is incurred. If the advertising allowance exceeds the cost of advertising, then the excess is recorded against the cost of sales in the period in which the related expense is recognized.

There are numerous types of rebates and allowances in the retail industry. The Company's accounting practices with regard to some of the more typical arrangements are discussed as follows. Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company's stores are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement based on the estimated inventory turns of the merchandise to which the allowance applies. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise. Some of these typical vendor rebate, credit and promotional allowance arrangements require that the Company make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, the duration of carrying a specified product and the estimation of inventory turns. Vendor allowances that have not been earned are recorded as either unearned revenue or as an offset to the carrying value of inventory and totaled $16.9 million and $17.3 million as of October 2, 2012, and October 2, 2011, respectively. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Historically, the Company's assumptions and judgments regarding vendor rebates, credits and promotional allowances have been reasonably accurate. Management believes that future changes in these assumptions and judgments are not reasonably likely to have a material effect on the Company's financial condition and results of operation.

Inventory Valuation

Merchandise inventory is valued at the lower of cost or market with the cost of a substantial portion of inventories being determined using the last-in, first-out (LIFO) method. Limited categories of inventories are valued on the first-in, first-out (FIFO) cost methods. In total, approximately 84% of inventories were valued using the LIFO method in both fiscal 2012 and fiscal 2011. Cost for the balance of the inventories was determined using the FIFO method. The excess of estimated current costs over the LIFO carrying value, or LIFO reserve, was approximately $42.4 million and $39.4 million as of October 2, 2012 and October 2, 2011, respectively. LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation. The Company uses the "link chain" method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index. The Company generates an estimated internal index to "link" current costs to the original costs of the base years in which the Company adopted LIFO. The Company's determination of the LIFO index is driven by the change in current year costs, as well as the change in inventory quantities on hand. Under the LIFO valuation method, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities. These judgments and estimates can significantly impact the ending inventory valuation at cost, as well as gross margin. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. Historically, the Company's assumptions and judgments regarding the Company's RIM have been reasonably accurate. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

The proper valuation of inventory also requires management to estimate the net realizable value of the Company's obsolete and slow-moving inventory at the end of each period. Management bases its net realizable values upon many factors including historical recovery rates, the aging of inventories on hand, the inventory movement of specific products and the current economic conditions. When management has determined inventory to be obsolete or slow moving, the inventory is reduced to its net realizable value by recording an obsolescence reserve. Given the Company's experiences in selling obsolete and slow-moving inventory, management believes that the historical estimates used to value obsolete and slow-moving inventory have been reasonably accurate.

With regard to the proper valuations of inventories, management reviews its judgments, assumptions and other relevant, significant factors on a routine basis and makes adjustments where the facts and circumstances dictate.

Self-insurance Accruals for Workers' Compensation, Healthcare and General Liability

The Company is primarily self-insured for workers' compensation claims, healthcare claims and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company's self-insurance accruals for workers' compensation insurance and general liability insurance totaled $32.6 million and $31.3 million as of October 2, 2012 and October 2, 2011, respectively.

Actual workers' compensation claims, and general liability and automotive liability losses, are reported to the Company by third party administrators. The third party administrators also report initial estimates of related loss. The open claims and initial loss estimates are subjected to examination by the Company's risk management and accounting management utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include but are not limited to the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. The Company determines the estimated accruals required for worker compensation claims in each accounting period. This requires that management determine estimates of the costs of claims incurred and accrue for such expenses in the period in which the claims are incurred. The Company measures the liabilities associated with claims for workers' compensation, general liability and automotive liability through the use of actuarial methods to project an estimate of ultimate cost for claims incurred. The estimated cost for claims incurred are discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability. A 25 basis point decrease in the discount rate would not significantly increase the estimated liabilities. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

The variety of healthcare plans available to employees are primarily self-insured. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported (IBNR) using an actuarial method of applying a development factor to the reported claims amount. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. The Company's total accrual for self-insured healthcare claims totaled $5.1 million and $3.9 million as of October 2, 2012 and October 2, 2011, respectively. Historical experience is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Management believes that the use of actuarial studies to determine self-insurance reserves represents a consistent method of measuring these subjective estimates.

Impairment of Goodwill and Other Long-lived Assets and Closed Store Obligations

The Company assesses its goodwill and other long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net non-discounted cash flows expected to be generated by the asset. An impairment loss is recognized for any excess of net book value over the estimated fair value of the asset impaired. The fair value is estimated based on expected future cash flows.

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

The results of impairment tests are subject to management's estimates and assumptions of projected cash flows and operating results. The Company believes that, based on current estimates and assumptions of projected cash flows, materially different reported results are not likely to result from the impairment of goodwill or other long-lived assets. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

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

Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. The Company periodically reviews the relevant, significant factors used in its estimates and makes adjustments where the facts and circumstances dictate. The Company's closed store reserve amounted to $23.7 million and $10.5 million as of October 2, 2012 and October 2, 2011, respectively. Individual closed store reserves are likely to be adjusted up or down in the future to reflect changes in assumptions. However, the Company's historical assumptions and judgments regarding closed store reserves have been reasonably accurate.

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

The Company has certain deferred compensation arrangements which allow or allowed in prior years its directors, officers and selected key management personnel to forego the receipt of earned compensation for specified periods of time. The Company may also, from time to time, make discretionary annual contributions into the Director Deferral Plan on behalf of its outside directors. These plans are unfunded. The Company utilizes a rabbi trust to hold assets set aside to pay the respective liabilities of these plans. For further disclosures regarding the Company's pension and deferred compensation plans, see Note 15 to the Consolidated Financial Statements in Item 8 hereof.

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

The determination of the Company's obligation and expense for pension, deferred compensation and other post-retirement benefits is dependent on certain assumptions selected by management and used by the Company and its actuaries in calculating such amounts. The more significant of those assumptions applicable to the qualified pension plan include the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation and the rates of future employee turnover. Those assumptions also apply to determinations of the obligations and expense of the following plans, except as noted: (1) supplemental pension - no funded assets to be measured, and (2) deferred compensation arrangement and post-retirement mortality benefit - no funded assets to be measured and no dependency on future rates of compensation or turnover. In accordance with generally accepted accounting principles, actual results that differ from management's assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company's recognized expense and recorded obligation in such future periods. While management believes that its selections of values for the various assumptions are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect pension and other post-retirement obligations and future expense. Sensitivity to changes in the major assumptions used in the calculation of the Harris Teeter Supermarkets, Inc. Employees' Pension Plan (the "Pension Plan") and the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan (the "SERP") liabilities is illustrated below (in millions):

	Percentage Point Change	Projected Benefit Obligation Decrease (increase)	Expense Decrease (increase)
Pension Plan Discount Rate	+/- 1.0%	$49.1 / (62.0)	$4.2 / (4.9)
Pension Plan Return on Assets	+/- 1.0%	-	$2.8 / (2.8)
SERP Discount Rate	+/- 1.0%	$6.6 / (8.1)	$1.6 / (1.9)

Recent Accounting Standards

In June 2011, the FASB issued an Accounting Standards Update ("ASU") incorporated under Topic 220 regarding the presentation of Comprehensive Income. The new standard requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. In addition, the standard eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity. The ASU requires retrospective application and will become effective for the Company in the first quarter of fiscal 2013. Adoption of the new standard involves presentation and is not expected to impact the Company's financial position, results of operations or cash flows.

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

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's Senior Notes due at various dates through 2017 (which accounts for 98% of the Company's fixed interest debt obligations) (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Senior Notes	$-	$-	$-	$-	$100,000	$-	$100,000	$127,730
Weighted average interest rate	-	-	-	-	7.64%	-	7.64%

For a more detailed description of fair value of the Senior Notes, see Note 11 to the Consolidated Financial Statements in Item 8 hereof.

Item 8. Financial Statements and Supplementary Data

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets, October 2, 2012 and October 2, 2011	24

Statements of Consolidated Operations for the fiscal years ended October 2, 2012, October 2, 2011 and October 3, 2010	25

Statements of Consolidated Shareholders' Equity and Comprehensive Income for the fiscal years ended October 2, 2012, October 2, 2011 and October 3, 2010	26

Statements of Consolidated Cash Flows for the fiscal years ended October 2, 2012, October 2, 2011 and October 3, 2010	27

Notes to Consolidated Financial Statements	28

Schedule I- Valuation and Qualifying Accounts and Reserves for the fiscal years ended October 2, 2012, October 2, 2011 and October 3, 2010	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Harris Teeter Supermarkets, Inc.:

We have audited the accompanying consolidated balance sheets of Harris Teeter Supermarkets, Inc. and subsidiaries, formerly Ruddick Corporation and Subsidiaries, (the Company) as of October 2, 2012 and October 2, 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 2, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule "Valuation and Qualifying Accounts and Reserves." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 2, 2012 and October 2, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended October 2, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 2, 2012, based on criteria established in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)," and our report dated November 21, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Charlotte, North Carolina
November 21, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Harris Teeter Supermarkets, Inc.:

We have audited Harris Teeter Supermarkets, Inc. and subsidiaries, formerly Ruddick Corporation and subsidiaries, (the Company) internal control over financial reporting as of October 2, 2012, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2012, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Teeter Supermarkets, Inc. and subsidiaries, formerly Ruddick Corporation and subsidiaries, as of October 2, 2012 and October 2, 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 2, 2012, and our report dated November 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Charlotte, North Carolina
November 21, 2012

CONSOLIDATED BALANCE SHEETS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands)

	October 2,	October 2,
	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$212,211	$164,479
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,648 and $1,471	59,267	47,088
Refundable Income Taxes	27,583	15,055
Inventories	305,106	287,137
Deferred Income Taxes	6,044	1,321
Prepaid Expenses and Other Current Assets	24,182	24,576
Assets of Discontinued Operations	-	220,017
Total Current Assets	634,393	759,673
Property, Net of Accumulated Depreciation and Amortization	1,102,703	1,019,468
Investments	107,424	112,556
Goodwill	19,301	-
Intangible Assets	15,039	13,609
Other Long-Term Assets	73,628	79,118
Total Assets	$1,952,488	$1,984,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$4,219	$3,902
Accounts Payable	281,142	252,859
Accrued Compensation	69,390	63,236
Other Current Liabilities	96,887	87,805
Liabilities of Discontinued Operations	-	71,571
Total Current Liabilities	451,638	479,373
Long-Term Debt and Capital Lease Obligations	208,271	283,428
Deferred Income Taxes	10,941	19,674
Pension Liabilities	119,883	113,617
Other Long-Term Liabilities	124,136	113,250
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 49,292,585 and 49,147,817, respectively	111,347	104,211
Retained Earnings	1,039,935	984,535
Accumulated Other Comprehensive Loss	(113,663)	(123,370)
Accumulated Other Comprehensive Income of Discontinued Operations	-	3,899
Total Equity of Harris Teeter Supermarkets, Inc.	1,037,619	969,275
Noncontrolling Interest of Discontinued Operations	-	5,807
Total Equity	1,037,619	975,082
Total Liabilities and Equity	$1,952,488	$1,984,424

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED OPERATIONS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)

	52 Weeks Ended October 2, 2012	52 Weeks Ended October 2, 2011	53 Weeks Ended October 3, 2010
Net Sales	$4,535,414	$4,285,565	$4,099,353
Cost of Sales	3,176,914	3,015,517	2,871,907
Selling, General and Administrative Expenses	1,187,522	1,089,342	1,050,590
Operating Profit	170,978	180,706	176,856
Interest Expense	16,998	19,116	19,708
Interest Income	(587)	(133)	(187)
Net Investment Gain	-	(19,392)	(310)
Earnings From Continuing Operations Before Income Taxes	154,567	181,115	157,645
Income Tax Expense	54,640	69,657	58,993
Earnings From Continuing Operations, Net of Income Taxes	99,927	111,458	98,652
(Loss) Earnings From Operations of Discontinued Operations	(15,755)	26,078	19,693
Loss on Disposition of Discontinued Operations	(3,717)	(48,750)	-
Income Tax (Benefit) Expense	(2,057)	(2,461)	6,304
(Loss) Earnings From Discontinued Operations, Net of Income Taxes	(17,415)	(20,211)	13,389
Net Earnings	$82,512	$91,247	$112,041

Earnings (Loss) Per Share - Basic:
Continuing Operations	$2.05	$2.30	$2.05
Discontinued Operations	$(0.36)	$(0.42)	$0.28
Net Earnings	$1.69	$1.88	$2.32

Earnings (Loss) Per Share - Diluted:
Continuing Operations	$2.04	$2.28	$2.03
Discontinued Operations	$(0.36)	$(0.41)	$0.28
Net Earnings	$1.68	$1.87	$2.31

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,751	48,469	48,215
Diluted	49,053	48,852	48,600

Dividends Declared Per Common Share	$0.55	$0.52	$0.48

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
HARRIS TEETER SUPERMARKETS INC. AND SUBSIDIARIES (HTSI)
(dollars in thousands, except share and per share amounts)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of HTSI	Non- controlling Interest	Total Equity
Balance as of September 27, 2009	48,545,080	$89,878	$830,236	$(108,524)	$811,590	$6,773	$818,363
Net earnings	-	-	112,041	-	112,041	1,067	113,108
Unrealized loss on cash flow hedge, net of tax benefits of $319	-	-	-	(656)	(656)	-	(656)
Postemployment benefits adjustment, net of tax benefits of $59	-	-	-	(114)	(114)	-	(114)
Pension liability adjustment, tax benefits of $10,060	-	-	-	(15,628)	(15,628)	-	(15,628)
Foreign currency translation adjustment, net of $333 for taxes	-	-	-	243	243	44	287
Total Comprehensive Income					95,886	1,111	96,997
Dividends ($0.48 a share)	-	-	(23,434)	-	(23,434)	-	(23,434)
Exercise of stock options, including tax benefits of $1,366	257,741	5,320	-	-	5,320	-	5,320
Share-based compensation	204,423	6,104	-	-	6,104	-	6,104
Shares effectively purchased and retired for withholding taxes	(50,462)	(1,375)	-	-	(1,375)	-	(1,375)
Shares purchased and retired	(55,300)	(1,491)	-	-	(1,491)	-	(1,491)
Directors stock plan	-	14	-	-	14	-	14
Acquisition from noncontrolling interest	-	(165)			(165)	(1,264)	(1,429)
Distributions to noncontrolling interest	-	-	-	-	-	(146)	(146)
Balance as of October 3, 2010	48,901,482	98,285	918,843	(124,679)	892,449	6,474	898,923
Net earnings	-	-	91,247	-	91,247	698	91,945
Unrealized gain on cash flow hedge, net of $271 for taxes	-	-	-	487	487	-	487
Postemployment benefits adjustment, net of $13 for taxes	-	-	-	39	39	-	39
Pension liability adjustment, net of $3,222 for taxes	-	-	-	5,060	5,060	-	5,060
Foreign currency translation adjustment, including $146 for taxes	-	-	-	(378)	(378)	236	(142)
Total Comprehensive Income					96,455	934	97,389
Dividends ($0.52 a share)	-	-	(25,555)	-	(25,555)	-	(25,555)
Exercise of stock options, including tax benefits of $1,157	38,256	1,779	-	-	1,779	-	1,779
Share-based compensation	273,844	8,073	-	-	8,073	-	8,073
Shares effectively purchased and retired for withholding taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors stock plan	-	3	-	-	3	-	3
Acquisition from noncontrolling interest	-	(1,444)	-	-	(1,444)	(806)	(2,250)
Distributions to noncontrolling interest	-	-	-	-	-	(795)	(795)
Balance as of October 2, 2011	49,147,817	104,211	984,535	(119,471)	969,275	5,807	975,082
Net earnings	-	-	82,512	-	82,512	-	82,512
Unrealized gain on cash flow hedge, net of $433 for taxes	-	-	-	603	603	-	603
Postemployment benefits adjustment, net of tax benefits of $19	-	-	-	(21)	(21)	-	(21)
Pension liability adjustment, net of $5,405 for taxes	-	-	-	9,151	9,151	-	9,151
Foreign currency translation adjustment, including tax benefits of $40	-	-	-	870	870	56	926
Total Comprehensive Income					93,115	56	93,171
Dividends ($0.55 a share)	-	-	(27,112)	-	(27,112)	-	(27,112)
Exercise of stock options, including tax benefits of $1,760	30,506	2,245	-	-	2,245	-	2,245
Share-based compensation	236,554	10,016	-	-	10,016	-	10,016
Shares effectively purchased and retired for withholding taxes	(122,292)	(5,129)	-	-	(5,129)	-	(5,129)
Directors stock plan	-	4	-	-	4	-	4
Distributions to noncontrolling interest	-	-	-	-	-	(176)	(176)
Disposition of subsidiary	-	-	-	(4,795)	(4,795)	(5,687)	(10,482)
Balance as of October 2, 2012	49,292,585	$111,347	$1,039,935	$(113,663)	$1,037,619	$-	$1,037,619

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	October 2,	October 2,	October 3,
	2012	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$82,512	$91,247	$112,041
Loss (Earnings) from Discontinued Operations	17,415	20,211	(13,389)
Non-Cash Items Included in Net Income:
Depreciation and Amortization	135,542	128,717	121,731
Deferred Income Taxes	1,814	13,684	47,188
Net Gain on Sale of Property and Investments	(132)	(20,162)	(6,026)
Share-Based Compensation	7,121	8,073	6,104
Other, Net	(1,863)	(1,496)	(1,633)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(12,179)	785	(9,917)
Inventories	(17,969)	(15,112)	(11,848)
Prepaid Expenses and Other Current Assets	864	3,308	(2,842)
Accounts Payable	24,665	37,528	(1,699)
Other Current Liabilities	(4,513)	18,449	(10,034)
Other Long-Term Operating Accounts	(25,.980)	(41,312)	(8,860)
Net Cash Provided by Operating Activities of Discontinued Operations	-	28,326	22,881
Net Cash Provided by Operating Activities	207,297	272,246	243,697
INVESTING ACTIVITIES:
Capital Expenditures	(199,946)	(147,993)	(128,183)
Purchase of Other Investments	(3,448)	(19,436)	(21,298)
Business Acquisition	(26,296)	-	-
Proceeds from Sale of Property and Investments	172,143	65,697	25,178
Return of Partnership Investments	-	-	3,364
Net Proceeds From (Investments in) Company-owned Life Insurance	12,486	(1,073)	158
Other, Net	(28)	(627)	487
Net Cash Used by Investing Activities of Discontinued Operations	-	(5,538)	(4,520)
Net Cash Used in Investing Activities	(45,089)	(108,970)	(124,814)
FINANCING ACTIVITIES:
Net Payments on Revolver Borrowings	-	-	(52,900)
Payments on Long-Term Debt and Capital Lease Obligations	(83,706)	(30,910)	(9,343)
Proceeds from Issuance of Long-Term Debt	-	-	4,300
Dividends Paid	(27,112)	(25,555)	(29,259)
Proceeds from Stock Issued	486	622	3,954
Share-Based Compensation Tax Benefits	1,760	908	1,118
Shares Effectively Purchased and Retired for Withholding Taxes	(5,129)	(2,485)	(1,375)
Purchase and Retirement of Common Stock	-	-	(1,491)
Other, Net	(775)	139	139
Net Cash Used by Financing Activities of Discontinued Operations	-	(4,698)	2,015
Net Cash (Used in) Provided by Financing Activities	(114,476)	(61,979)	(82,842)
Increase in Cash and Cash Equivalents	47,732	101,297	36,041
Cash Effect of Foreign Currency Fluctuations of Discontinued Operations	-	(107)	261
Cash and Cash Equivalents at Beginning of Year	164,479	73,612	37,310
Cash and Cash Equivalents at End of Year	$212,211	$174,802	$73,612

Cash and Cash Equivalents of Continuing Operations	$212,211	$164,479	$60,107
Cash and Cash Equivalents of Discontinued Operations	-	10,323	13,505
Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	18,141	19,194	19,160
Income Taxes	75,059	41,753	27,483
Non-Cash Activity - Assets Acquired under Capital Leases	8,866	12,144	28
See Notes to Consolidated Financial Statements

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Pursuant to the authorization granted by its shareholders at the 2012 Annual Meeting of Shareholders and by the Company's board of directors, the Company filed Articles of Amendment to the Company's Restated Articles of Incorporation to change the name of the Company from "Ruddick Corporation" to "Harris Teeter Supermarkets, Inc." The name change became effective on April 2, 2012.

The accompanying consolidated financial statements include the accounts of Harris Teeter Supermarkets, Inc. and subsidiaries, including its wholly-owned operating company, Harris Teeter, Inc. ("Harris Teeter"), collectively referred to herein as the Company. All material intercompany amounts have been eliminated. To the extent that non-affiliated parties held minority equity investments in joint ventures of the Company, such investments are classified as noncontrolling interest.

The Company reviews its investments in entities to determine if such entities are deemed to be variable interest entities ("VIE's") as defined by ASC paragraph 810-10-05-8. The Company will consolidate those VIE's in which the Company is the primary beneficiary of the entity. The Company concluded that it did not have any VIE's that required consolidation in the reported fiscal years.

On November 7, 2011, the Company completed the sale of all of its ownership interest in its thread manufacturing subsidiary, American & Efird ("A&E") to two newly formed affiliates of KPS Capital Partners, LP. The purchase price was $180.0 million in cash consideration, subject to adjustments for working capital and certain liabilities, including under-funded pension liabilities and foreign debt. A&E's results of operations and financial position are reported as discontinued operations in these financial statements.

Operations

The Company operates one primary business segment, retail grocery (including related real estate and store development activities) through its wholly-owned subsidiary Harris Teeter. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, and the District of Columbia.

Fiscal Year

Effective with its name change on April 2, 2012, the Company's fiscal year end was changed from the Sunday nearest to September 30 to the Tuesday nearest to September 30 to coincide with Harris Teeter's fiscal year end. Fiscal 2012 includes the 52 weeks ended October 2, 2012, Fiscal 2011 includes the 52 weeks ended October 2, 2011 (October 4, 2011 for Harris Teeter) and fiscal 2010 includes the 53 weeks ended October 3, 2010 (October 5, 2010 for Harris Teeter).

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

Inventories

The Company's inventories are valued at the lower of cost or market with the cost of substantially all inventories being determined using the last-in, first-out (LIFO) method. Limited categories of inventories are valued on the weighted average and on the first-in, first-out (FIFO) cost methods. Under the LIFO valuation method, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. LIFO indices are developed approximately one month prior to year end except for inventory held at the Company's distribution facilities which are developed at year end. The annual LIFO measurement is achieved by applying the indices to the actual inventory on hand as of year end.

Vendor Rebates, Credits and Promotional Allowances

Consistent with standard practices in the retail industry, the Company receives allowances from vendors through a variety of programs and arrangements. These allowances are generally intended to defray the costs of promotion, advertising and selling the vendor's products. Vendor rebates, credits and other promotional allowances that relate to buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earning process. Portions of vendor allowances that are refundable to the vendor, in whole or in part, by the nature of the provisions of the contract are deferred from recognition until realization is reasonably assured.

The Company recognizes allowances when it fulfills the purpose for which the vendor funds were intended and the Company incurs a cost. Thus, it is the Company's policy to recognize the vendor allowance consistent with the timing of the recognition of the expense that the allowance is intended to reimburse and to determine the accounting classification consistent with the economic substance of the underlying transaction. Where the Company provides an identifiable benefit or service to the vendor apart from the purchase of merchandise, that transaction is recorded separately. For example, co-operative advertising allowances are accounted for as a reduction of advertising expense in the period in which the advertising cost is incurred. If the advertising allowance exceeds the cost of advertising, then the excess is recorded against the cost of sales in the period in which the related expense is recognized.

Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise.

Property and Depreciation

Property is recorded at cost and is depreciated, using principally the straight-line method, over the following useful lives:

Land improvements	10-40 years
Buildings	15-40 years
Machinery and equipment	3-15 years

Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Refer to Note 3 below for the amount of depreciation and amortization expense recorded in the reporting periods. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from income.

Impairment of Other Long-lived Assets and Closed Store Obligations

The Company assesses its other long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net non-discounted cash flows expected to be generated by the asset. An impairment loss is recognized for any excess of net book value over the estimated fair value of the asset impaired, and recorded as an offset to the asset value. The fair value is estimated based on expected future cash flows or third party valuations, if available.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Investments

The Company invests in certain real estate development projects, with a managing partner or partners and members of the project, in which the Company either operates or plans to operate a supermarket. Generally, all major decisions regarding investments in real estate development projects are shared between all members. In particular, the use and sale of investments, business plans and budgets are generally required to be approved by all members. Generally, the managing partner receives fees for services that are believed to be at market. These investments, depending on the state of development, are accounted for either under the equity method of accounting or at cost.

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

In addition, the Company continues to hold certain equity interest in a few emerging growth companies as a result of investments made in certain venture capital funds during prior years. As stated below, these investments are carried at the lower of cost or market. As a result of distributions, market write-downs and disposals over the past several years, the recorded aggregate value of these investments have been effectively reduced to zero.

Real estate and other investments are carried at the lower of cost or market and are periodically reviewed for potential impairment as discussed above. Investments accounted for under the equity method totaled $59,599,000 and $64,680,000 as of October 2, 2012 and October 2, 2011, respectively. Investments accounted for under the cost method totaled $47,825,000 and $47,876,000 as of October 2, 2012 and October 2, 2011, respectively.

Goodwill and Other Intangibles

Goodwill and other intangibles with indefinite lives are tested for impairment at least annually, or more frequently, if circumstances indicate a potential impairment. Intangible assets with finite, measurable lives are amortized over their respective useful lives until they reach their estimated residual values, and are reviewed for impairment along with other long-lived assets as discussed above.

Insurance

The Company utilizes a combination of self-insured retention and high-deductible programs for workers' compensation claims, healthcare claims, and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company determines the estimated liability required for worker compensation claims, general liability and automotive liability by first analyzing the costs of claims incurred and then adjusts such estimates through actuarial methods to project the ultimate cost for claims incurred. The estimated total expected costs of claims includes an estimate for claims incurred but not reported (IBNR) and is discounted to present values using a discount rate representing a return on high-quality fixed income securities with an average maturity equal to the average payout of the related liability.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company records an accrual for the estimated amount of self-insured healthcare IBNR claims. These liabilities are recorded based on historical experience, which is monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

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

Derivatives

The Company has historically utilized derivative financial instruments to hedge its exposure to changes in interest rates. As of the end of fiscal 2012, there were no outstanding interest rate hedge agreements. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy "the valuation hierarchy" that prioritizes the information used in measuring fair value is as follows:

•Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

•Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly about the inputs used in pricing the asset or liability.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

•Level 3 - Unobservable inputs reflecting management's own assumptions

Revenue Recognition

Revenue is recognized at the point of sale to the customers, net of returns and sales taxes.

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

Advertising

Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $320,000, $624,000 and $1,845,000 in fiscal 2012, 2011 and 2010, respectively. Net advertising expenses of $19,807,000, $20,071,000 and $21,700,000 were included in the Company's results of operations for fiscal 2012, 2011 and 2010, respectively.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Stock Options and Stock Awards

The Company uses fair-value accounting for all share-based payments to employees. Compensation expense for stock awards are based on the grant date fair value and are expensed ratably over their vesting period, resulting in more expense in the early years. Income tax benefits attributable to stock options exercised are credited to capital stock.

Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders' equity. The components of accumulated other comprehensive loss, net of taxes as of October 2, 2012, October 2, 2011 and October 3, 2010 consisted of the following (in thousands):

	2012	2011	2010
Accumulated unrecognized losses for minimum pension liabilities	$113,584	$122,736	$104,992
Accumulated unrecognized losses for postemployment liabilities	158	111	233
Accumulated unrecognized (gains) losses on cash flow hedges	(79)	523	1,010
Total accumulated other comprehensive loss, net of taxes	$113,663	$123,370	$106,235

Cash Flows

A portion of the discontinued operations are denominated in currencies other than the U.S. dollar. This created an exposure to foreign currency exchange rates. The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant.

Reclassifications

To conform to classifications used in the current year, the financial statements for the prior year reflect certain reclassifications.

2. INVENTORIES

Inventories are valued at the lower of cost or market with the cost of a substantial portion of inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $42,440,000 and $39,415,000 less than the first-in, first-out (FIFO) cost method as of October 2, 2012 and October 2, 2011, respectively. Limited categories of inventories that are valued on the FIFO cost method totaled $49,302,000 and $47,152,000 at the end of fiscal 2012 and fiscal 2011, respectively.

The following table summarizes the components of inventories as of October 2, 2012 and October 2, 2011 (in thousands):

	2012	2011
Finished goods	$301,102	$283,699
Raw materials	4,004	3,438
Total inventories	$305,106	$287,137

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3. PROPERTY

The following table summarizes the components of property as of October 2, 2012 and October 2, 2011 (in thousands):

	2012	2011
Land	30,167	$20,168
Buildings and improvements	233,538	220,442
Machinery and equipment	890,500	815,590
Leasehold improvements	838,792	786,792
Construction in progress	77,707	54,411
Total, at cost	2,070,704	1,897,403
Accumulated depreciation and amortization	(968,001)	(877,935)

Property, net	$1,102,703	$1,019,468

Depreciation and amortization expense for property was $134,455,000, $127,779,000 and $120,861,000 for fiscal 2012, 2011 and 2010, respectively.

4. COMPANY OWNED LIFE INSURANCE (COLI)

The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company's consolidated balance sheets. The cash value of the Company's life insurance policies were $58,390,000 as of October 2, 2012 and $64,374,000 as of October 2, 2011, and no policy loans were outstanding at either date.

5. GOODWILL

In June 2012, the Company completed a purchase and sale agreement between Harris Teeter and Lowe's Food Stores, Inc. ("Lowes Foods") whereby Harris Teeter acquired ten Lowes Foods store locations and Lowes Foods acquired six Harris Teeter store locations and received cash consideration of $26.3 million. The transaction was accounted for as a business acquisition and assets and liabilities were valued at the current fair market value. During fiscal 2012, the Company recorded impairment losses and other incremental costs of approximately $29.8 million in connection with this transaction. Such costs are included with Selling General & Administrative expenses on the Company's Consolidated Statements of Operations. In connection with the Lowes Foods transaction, the Company recorded goodwill of $23.2 million during the third quarter of fiscal 2012. Subsequent to the acquisition, the Company made an assessment for goodwill impairment on those stores that would not be integrated into the operations, resulting in the Company recording goodwill impairment of $3.9 million. On an annual basis, the Company will perform a fair value-based impairment test on the net book value of goodwill and will perform the same procedures on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

6. INTANGIBLE ASSETS

The carrying amount of intangible assets as of October 2, 2012 and October 2, 2011 was as follows (in thousands):

	2012	2011
Acquired favorable operating leases	$20,740	$18,170
Pharmacy scripts	602	602
Total amortizing intangibles	21,342	18,772
Accumulated amortization	(6,303)	(5,163)
Total intangible assets, net of accumulated amortization	$15,039	$13,609

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $1,139,000, $937,000 and $870,000 in fiscal 2012, 2011, and 2010, respectively. Amortizing intangible assets have remaining useful lives from three to 21 years. Projected amortization expense for intangible assets existing as of October 2, 2012 is: $1,314,000, $1,258,000, $1,114,000, $1,114,000 and $1,114,000 for fiscal 2013, 2014, 2015, 2016 and 2017, respectively.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

7. LEASES

The Company leases certain equipment under agreements expiring during the next 2 years and leases most of its stores under agreements that expire during the next 16 years. It is expected that certain store leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next 9 years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for the last three fiscal years was as follows (in thousands):

	2012	2011	2010
Minimum, net of sublease income	$99,289	$94,901	$94,336
Contingent	1,378	1,252	1,401
Total	$100,667	$96,153	$95,737

Future minimum lease commitments (excluding leases assigned - see below) and total minimum sublease rental income to be received under non-cancelable subleases as of October 2, 2012 were as follows (in thousands):

	Operating		Capital
Fiscal Year	Leases	Subleases	Leases
2013	$105,054	$(1,225)	$12,535
2014	106,686	(1,157)	12,632
2015	108,817	(789)	12,635
2016	106,122	(520)	12,685
2017	102,298	(386)	12,731
Later years	1,020,776	(31)	142,011
Total minimum lease obligations (receivables)	$1,549,753	$(4,108)	205,229
Amount representing interest			(94,742)
Present value of net minimum obligation (included with long-term debt)			$110,487

In connection with the closing of certain store locations, the Company has assigned leases to several sub-tenants with recourse. These leases expire over the next 9 years and the future minimum lease payments totaling $32,880,000 over this period have been assumed by these sub-tenants.

8. LONG-TERM DEBT

On January 30, 2012, the Company amended and restated its then-existing credit agreement that provided financing under a $100 million term loan and a $350 million revolving line of credit. The prior credit agreement was due to expire in December of 2012 and the Company had previously repaid $20 million of the term loan prior to the closing of the amended credit facility. The amended credit facility contains a revolving line of credit that provides for financing up to $350 million through its termination date on January 30, 2017. In connection with the closing of the amended credit agreement, the Company repaid the remaining $80 million term loan under the prior credit facility utilizing $40 million of cash and $40 million of borrowings under the new revolver. The amended credit agreement provides for an optional increase of the revolving credit facility by an additional amount of up to $100 million (if the existing or new lenders agree to assume the additional commitments) and two one-year maturity extension options, both of which require consent of certain of the lenders. Outstanding borrowings under the amended credit agreement bear interest at a variable rate, at the Company's option at: (a) an alternate base rate, based on a reference to: rates on federal funds transactions with members of the Federal Reserve System, the prime rate, or the LIBOR Market Index Rate in effect on the interest determination date; (b) the LIBOR Market Index Rate; or (c) a LIBOR Rate, each plus an applicable margin as determined by the administrative agent in accordance with the terms of the amended credit agreement. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the amended credit agreement. The more significant of the financial covenants that the Company must meet during the term of the amended credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. The amended credit agreement restricts the Company's ability to pay dividends and make certain other restricted payments, as defined in the amended credit agreement, if after giving effect to such restricted payment an event of default under the amended credit agreement would exist or the Company would not be in compliance with certain specified financial covenants. However, management does not expect these restrictions will affect the Company's ability to pay dividends at the current level in the foreseeable future.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. The most restrictive of these covenants is a consolidated maximum leverage ratio and a minimum fixed charge coverage ratio as defined in the Company's amended credit agreement. As of October 2, 2012, the amount of additional debt that could be incurred within the limitations of the debt covenants exceeded the additional borrowings available under the amended credit facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's amended credit facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Long-term debt as of October 2, 2012 and October 2, 2011 was as follows (in thousands):

	2012	2011
7.72% Senior Note due April, 2017	$50,000	$50,000
7.55% Senior Note due July, 2017	50,000	50,000
Bank Term Loan due December, 2012, variable interest (0.87% as of October 2, 2011)	-	80,000
Capital Lease Obligations	110,487	104,325
Other Obligations	2,003	3,005
Total	212,490	287,330
Less Current Portion	4,219	3,902
Total Long-Term Debt	$208,271	$283,428

Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2013 - $4,129,000; 2014 - $4,538,000; 2015 - $3,803,000; 2016 - $4,142,000; 2017 - $104,533,000.

Total interest expense, net of amounts capitalized, on debt and capital lease obligations was $18,269,000, $19,140,000 and $19,478,000 for fiscal 2012, 2011 and 2010, respectively. Capitalized interest totaled $560,000, $632,000 and $624,000 for fiscal 2012, 2011 and 2010, respectively.

9. INTANGIBLE LIABILITIES

In connection with the Lowes Foods transaction, the Company recorded intangible liabilities associated with unfavorable operating lease contracts. The carrying amount of the intangible liabilities associated with unfavorable operating lease contracts was $2,147,000 as of October 2, 2012, and is included with other long-term liabilities in the Company's Consolidated Balance Sheets. Amortization for intangible liabilities was $52,000 for the fiscal 2012. Intangible liabilities are amortized over the primary term of the underlying lease contracts which have remaining terms from 11 to 16 years. Projected amortization for intangible liabilities existing as of October 2, 2012 is $159,000 per year for the fiscal 2013 through 2017.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In order to limit the price variability in fuel purchases associated with its distribution operations, the Company has entered into a series of purchased call options and written put options. The options effectively establish a low and high purchase price, excluding shipping, handling and taxes, for a set amount of gallons. All of the options are deemed to be net purchase options which are designated as a cash flow hedge. The following table summarizes the primary terms for options that have been entered into or were in effect during the reporting periods:

		Option Period		Price Per Gallon
Contract Date	Gallons Under Options	Begin	End	Low	High
12-14-09	1,092,000	01-01-10	06-30-10	$1.62	$2.40
05-04-10	168,000	08-01-10	10-31-10	$2.09	$2.60
05-04-10	588,000	07-01-10	10-31-10	$2.12	$2.60
11-16-10	1,092,000	12-01-10	04-30-11	$1.95	$2.56
01-05-11	1,344,000	05-01-11	11-30-11	$2.43	$2.80
08-05-11	1,218,000	12-01-11	05-31-12	$2.77	$3.13
10-04-11	1,260,000	06-01-12	11-30-12	$2.50	$2.88

05-08-12	1,260,000	12-01-12	11-30-13	$2.84	$3.20
06-07-12	1,260,000	12-01-12	11-30-13	$2.59	$2.96

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of October 2, 2012:
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	$302	$-	$302	$-

Fair Value Measurement as of October 2, 2011:
Interest rate swaps (included with Other Long-Term Liabilities on the balance sheet)	$565	$-	$565	$-
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	$16	$-	$16	$-
Net purchase options (included with Accounts Payable on the Balance Sheet)	$276	$-	$276	$-

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the year ended October 2, 2012.

The pre-tax unrealized gains (losses) associated with the cash flow hedges for the fiscal years were as follows (in thousands):

	2012	2011	2010
Unrealized gains (losses) recorded in other comprehensive income	$1,036	$758	$(975)

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Notes and its carrying amount outstanding as of October 2, 2012 and October 2, 2011 is as follows (in thousands):

	2012	2011
Senior Notes - estimated fair value	$127,730	$128,737
Senior Notes - carrying amount	100,000	100,000

12. CAPITAL STOCK

The capital stock of the Company authorized as of September 28, 2008 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock. No shares of Preference Stock or Additional Preferred Stock were issued or outstanding as of October 2, 2012 or October 2, 2011.

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management's discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company's common stock for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. Pursuant to this plan, the Company purchased and retired 55,300 shares at a total cost of $1.5 million, or an average price of $26.97 per share during fiscal 2010. There were no stock purchases in fiscal 2012 or fiscal 2011.

13. STOCK OPTIONS AND STOCK AWARDS

As of October 2, 2012, the Company had various equity incentive plans, which were approved by the Company's shareholders and authorized the issuance of 6.5 million shares of common stock pursuant thereto. Currently the Company grants equity awards under the Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan, which was approved by the Company's shareholders in February 2011. After such time, no awards were granted under the Company's prior equity incentive plans, including without limitation the Harris Teeter Supermarkets, Inc. 2002 Comprehensive Stock Option and Award Plan (and the Addendum thereto) and the Harris Teeter Supermarkets, Inc. 2000 Comprehensive Stock Option and Award Plan Prior Plans, although outstanding awards previously granted under such prior plans will continue in effect in accordance with the terms and conditions of those plans. As of October 2, 2012, the Company may grant additional options or stock awards and performance shares in the amount of 2,393,000 shares.

The Board of Directors began approving equity awards in lieu of stock options in 2004. These awards have historically been apportioned 50% as a fixed award of restricted stock (restricted from sale or transfer until vesting ratably over a five-year period of continued employment) and 50% as performance share awards, based on the attainment of certain performance targets for the ensuing fiscal year. If the fiscal year performance targets are met, the performance shares are subsequently issued as restricted stock and vest over four years of continued employment.

Stock awards are being expensed ratably over the employees' five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards totaled $7,121,000, $8,073,000 and $6,104,000 for fiscal 2012, 2011 and 2010, respectively. The remaining unamortized expense as of October 2, 2012 is $9,295,000, with a weighted average recognition period of 1.59 years.

Amortization of compensation costs related to stock options ceased in fiscal 2009, since all outstanding options had become fully vested and no options were granted in fiscal 2012, 2011 or 2010.

A summary of the status of the Company's restricted stock awards as of October 2, 2012, October 2, 2011 and October 3, 2010, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

Stock Awards	October 2, 2012		October 2, 2011		October 3, 2010
	Shares	WAGFV	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	797	32.25	706	28.52	667	29.02
Granted	212	42.44	298	38.44	272	26.68
Vested	(389)	31.71	(191)	28.29	(168)	28.03
Forfeited	(20)	35.30	(16)	30.34	(65)	27.22
Non-vested at end of period	600	35.94	797	32.25	706	28.52

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The total fair value of stock awards that vested during fiscal years 2012, 2011 and 2010 was $12,359,000, $5,388,000, and $4,705,000, respectively.

A summary of the status of the Company's stock option plans as of October 2, 2012, October 2, 2011, and October 3, 2010, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2012		2011		2010
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	67	$18.77	104	$17.86	373	$16.49
Exercised	(31)	15.94	(37)	16.25	(269)	15.96
Outstanding and exercisable at end of year	36	$21.17	67	$18.77	104	$17.86

As of October 2, 2012, all outstanding stock options were exercisable and the price per share ranged from $14.39 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions are included in the Consolidated Statements of Shareholders' Equity and Comprehensive Income. The Company has historically issued new shares to satisfy the stock options exercised. The aggregate intrinsic value of stock options outstanding and exercisable as of October 2, 2012 and October 2, 2011 was $602,000 and $1,345,000, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2012, 2011 and 2010 was $780,000, $876,000, and $4,143,000, respectively.

14. INCOME TAXES

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The U.S. federal statute of limitations remains open for fiscal 2008 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.

The provision for income taxes from continuing operations consisted of the following (in thousands):

	2012	2011	2010
Current:
Federal	$37,696	$38,211	$8,572
State and other	12,469	12,949	3,263
	50,165	51,160	11,835
Deferred:
Federal	7,038	17,834	40,874
State and other	(2,563)	663	6,284
	4,475	18,497	47,158
Provision for income taxes from continuing operations	$54,640	$69,657	$58,993

Income tax expense from continuing operations differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2012	2011	2010
Income tax on pre-tax income at the statutory federal rate of 35%	$54,098	$63,390	$55,176
Increase (decrease) attributable to:
State and other income taxes, net of federal income tax benefit	6,120	8,604	5,997
Tax credits	(2,494)	(1,081)	(613)
Employee Stock Ownership Plan (ESOP)	(556)	(583)	(604)
COLI	(2,420)	(803)	(1,225)
Other items, net	(108)	130	262
Income tax expense	$54,640	$69,657	$58,993

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities as of October 2, 2012 and October 2, 2011 are as follows (in thousands):

	2012	2011
Deferred Tax Assets:
Employee benefits	$57,880	$44,380
Rent obligations	28,960	23,034
Reserves not currently deductible	18,053	17,163
Vendor allowances	6,626	6,782
Other	14,886	6,142
Total deferred tax assets	$126,405	$97,501

Deferred Tax Liabilities:
Property, plant and equipment	$(114,144)	$(102,135)
Inventories	(14,537)	(14,534)
Other	(2,621)	815
Total deferred tax liabilities	$(131,302)	$(115,854)

As of October 2, 2012, the Company had approximately $7,529,000 of cumulative net operating loss carryforwards, which will begin to expire in fiscal 2018. A valuation allowance of $3,653,000 and $67,000 is included with deferred income taxes as of October 2, 2012 and October 2, 2011, respectively. The valuation allowance increased by $3,586,000 from fiscal 2011 to fiscal 2012, increased by $13,000 from fiscal 2010 to fiscal 2011 and decreased by $54,000 from fiscal 2009 to fiscal 2010. The allowance was developed based upon the uncertainty of the realization of certain federal or state deferred tax assets related to net operating losses and capital loss carryforwards. Although realization is not assured for the remaining deferred tax assets, it is considered more likely than not that the deferred tax assets will be realized through future taxable earnings.

The following table provides a reconciliation of the unrecognized tax liability for fiscal 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Gross taxes at beginning of year	$4,338	$4,104	$3,956
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	185	1,396	876
Reductions for tax positions of prior years	(4,073)	(1,162)	(728)
Reductions for settlements	-	-	-
Reductions for deposits made	-	-	-
Gross taxes at end of year	450	4,338	4,104
Accumulated interest	59	1,322	1,347
Federal tax benefit of state income tax deduction	(28)	(242)	(229)
Balance included in the Consolidated Balance Sheets at end of year	$481	$5,418	$5,222

Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the above positions would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

15. EMPLOYEE BENEFIT PLANS

The Company maintains various retirement benefit plans for substantially all full-time employees of the Company and its subsidiaries. These plans include the Harris Teeter Supermarkets, Inc. Retirement and Savings Plan ("Savings Plan") which is a defined contribution retirement plan, the Harris Teeter Supermarkets, Inc. Employees' Pension Plan ("Pension Plan") which is a qualified non-contributory defined benefit plan and the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan ("SERP") which is a non-qualified supplemental defined benefit pension plan for certain executive officers. Effective September 30, 2005, participation in the Pension Plan was closed to new entrants and frozen for all participants, with certain transition benefits provided to those participants that have achieved specified age and service levels on December 31, 2005.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Substantially all full-time employees of the Company participate in one of the Company sponsored retirement plans. Employee retirement benefits or Company contribution amounts under the various plans are a function of both the years of service and compensation for a specified period of time before retirement. The Company's current funding policy for the Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by its actuaries to be effective in reducing the volatility of contributions.

The Company's fiscal year end is used as the measurement date for Company-sponsored defined benefit plans. The following table sets forth the change in the benefit obligation and plan assets, as well as the funded status and amounts recognized in the Company's consolidated balance sheets as of October 2, 2012 and October 2, 2011 for the Pension Plan and SERP (in thousands):

	Pension Plan		SERP
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at the beginning of year	$370,514	$374,787	$47,212	$42,670
Service cost	2,957	2,645	787	814
Interest cost	16,129	18,163	2,411	1,955
Actuarial loss (gain)	50,984	(12,483)	9,358	3,005
Gain due to curtailment	-	-	(3,475)	-
Loss due to special termination benefits	-	-	1,300	-
Benefits paid	(16,710)	(12,598)	(1,221)	(1,232)
Spin-off of liability to A&E plan	(73,849)	-	-	-
Pension benefit obligation at end of year	350,025	370,514	56,372	47,212
Change in plan assets:
Fair value of assets at the beginning of year	276,374	232,013	-	-
Actual return on plan assets	40,549	7,877	-	-
Employer contribution	50,221	50,000	1,221	1,232
Benefits paid	(16,710)	(12,598)	(1,221)	(1,232)
Non-investment expenses	(830)	(918)	-	-
Spin-off of assets to A&E plan	(63,090)	-	-	-
Fair value of assets at end of year	286,514	276,374	-	-
Funded status	(63,511)	(94,140)	(56,372)	(47,212)
Unrecognized net actuarial loss	167,924	186,470	18,209	13,538
Unrecognized prior service cost	87	135	917	1,549
Prepaid (accrued) benefit cost	$104,500	$92,465	$(37,246)	$(32,125)

Amounts recognized in the Consolidated Balance Sheets consist of:
(Prepaid) Accrued benefit liability	$(104,500)	$(92,465)	$37,246	$32,125
Accumulated other comprehensive income	168,011	186,605	19,126	15,087
Net amount recognized	$63,511	$94,140	$56,372	$47,212

The Company's defined benefit pension plans had projected and accumulated benefit obligations in excess of the fair value of plan assets as follows (in thousands):

	Pension Plan		SERP
	2012	2011	2012	2011
Projected benefit obligation	$350,025	$370,514	$56,372	$47,211
Accumulated benefit obligation	317,303	332,962	46,639	37,325
Fair value of plan assets	286,514	276,374	-	-

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Net periodic pension expense for the Company's defined benefit pension plans for fiscal 2012, 2011 and 2010 included the following components (in thousands):

Pension Plan	2012	2011	2010
Service cost	$2,957	$2,645	$1,730
Interest cost	16,129	18,163	18,523
Expected return on plan assets	(19,195)	(22,636)	(19,479)
Amortization of prior service cost	29	85	133
Recognized net actuarial loss	10,526	12,627	9,443
Net periodic pension expense	10,446	10,884	10,350
Settlement / Curtailment expense	27,739	-	-
Total Expense	$38,185	$10,884	$10,350

SERP	2012	2011	2010
Service cost	$787	$814	$754
Interest cost	2,412	1,955	2,201
Amortization of prior service cost	179	247	247
Recognized net actuarial loss	1,212	1,521	1,376
Net periodic pension expense	4,590	4,537	4,578
Curtailment cost	453	-	-
Special termination benefit cost	1,300	-	-
Total expense	$6,343	$4,537	$4,578

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

	2012	2011	2010
Weighted Average Discount Rate - Pension Plan	4.45%	5.50%	5.05%
Weighted Average Discount Rate - SERP	4.20%	5.40%	4.65%
Rate of Increase in Future Payroll Costs:
Pension Plan	3.0% - 8.0%*	3.0% - 8.0%*	3.0% - 8.0%*
SERP	6.0%	6.0%	6.0%
Assumed Long-Term Rate of Return on Assets (Pension Plan only)	7.40%	8.00%	8.00%

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The SERP is unfunded, with benefit payments being made from the Company's general assets. Assets of the Pension Plan are invested in a directed trust. The following table sets forth by level, within the fair value hierarch, the Pension Plan's assets at fair value as of the fiscal year end:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of October 2, 2012:
Cash and Cash Equivalents	$3,043	$3,043	$-	$-
Common Collective Trust Funds	81,422	-	81,422	-
Corporate Bonds	55,275	55,275	-	-
Municipal Bonds	11,579	11,579	-	-
U.S. Government Securities	1,540	1,540	-	-
Other Fixed Income Securities	5,354	5,354	-	-
Asset-Backed Securities	11,486	-	11,486	-
Equities	21,588	21,588	-	-
Hedge Funds	15,568	-	-	15,568
Mutual Funds	77,344	77,344	-	-
Group Annuity Contract	2,315	-	2,315	-
Total Assets	$286,514	$175,723	$95,223	$15,568

There were no transfers into Level 3 during fiscal 2012. The $21,751,000 reduction in market value from fiscal 2011 to fiscal 2012 was comprised of net realized and unrealized gains of $814,000 and net sales and settlements of $22,565,000.

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

Transfers into Level 3 during fiscal 2011 included the Hedge Funds investment due to changes in the observability of significant inputs.

Following is a description of the valuation methodologies used for pension assets measured at fair value.

Cash and Cash Equivalents - Fair values of cash equivalents are largely provided by independent pricing services.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Assets in the directed trusts by investment classification as of the fiscal year end were as follows:

Asset Class	2012	2011
Fixed income	66.3%	49.5%
Domestic equities	15.3	22.7
International equities	8.8	9.5
Alternative Investments - Real Estate	2.3	2.6
Alternative Investments - Hedge Funds	5.4	13.5
Guaranteed investment contracts	0.8	0.8
Cash equivalents	1.1	1.4
	100%	100%

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

Asset Class	Minimum Exposure	Target	Maximum Exposure
Investment grade fixed income and cash equivalents	30.0%	50.0%	100.0%
Domestic equities:	0.0	19.0	40.0
Large cap core	0.0	9.0	20.0
Small cap value	0.0	5.0	10.0
Small cap growth	0.0	5.0	10.0
International equities:	0.0	13.0	20.0
International value	0.0	4.5	7.0
International growth	0.0	4.5	7.0
Emerging markets	0.0	4.0	6.0
Alternative Investments:	0.0	18.0	30.0
Real Estate	0.0	6.0	10.0
Hedge Funds	0.0	12.0	20.0

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The Company plans to contribute $20.0 million to the Pension Plan and approximately $1.3 million to the SERP during fiscal 2013. The Company's contribution to the SERP represents the benefit payments made during the fiscal year.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company's defined benefit pension plans (in thousands):

	Pension Plan	SERP
2013	$27,986	$1,303
2014	29,126	2,441
2015	13,026	2,413
2016	13,944	2,520
2017	14,877	2,725
Years 2018-2022	89,680	19,586

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

Expense associated with the Savings Plan, deferred compensation arrangements and other plans for fiscal 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Savings Plan	$21,778	$20,584	$20,166
Deferred Compensation and other	1,256	945	1,416

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16. COMPUTATION OF EARNINGS PER SHARE (EPS)

The following table details the computation of EPS for fiscal 2012, 2011 and 2010 (in thousands except per share data):

	2012	2011	2010
Basic EPS:
Earnings From Continuing Operations	$99,927	$111,458	$98,652
Weighted average common shares outstanding	48,751	48,469	48,215
Basic EPS	$2.05	$2.30	$2.05

Diluted EPS:
Earnings From Continuing Operations	$99,927	$111,458	$98,652
Weighted average common shares outstanding	48,751	48,469	48,215
Net potential common share equivalents - stock options	17	27	77
Net potential common share equivalents - stock awards	285	356	308
Weighted average common shares outstanding	49,053	48,852	48,600
Diluted EPS	$2.04	$2.28	$2.03

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents - stock options	-	-	10
Anti-dilutive common share equivalents - stock awards	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. As such, the impact of 103,000, 147,000 and 139,000 performance shares for the fiscal 2012, 2011 and 2010, respectively, were excluded from the computation of diluted shares.

To calculate the earnings per share on Earnings (Loss) From Discontinued Operations and on Net Earnings, the denominator for both basic and diluted earnings per share is the same as used in the table above. The basic and diluted earnings per share for Earnings (Loss) From Discontinued Operations and for Net Earnings were as follows (in thousands except per share data):

	2012	2011	2010
Earnings (Loss) From Discontinued Operations	$(17,415)	$(20,211)	$13,389
Earnings Per Share:
Basic	$(0.36)	$(0.42)	$0.28
Diluted	(0.36)	(0.41)	0.28

Net Earnings	$82,512	$91,247	$112,041
Earnings Per Share:
Basic	$1.69	$1.88	$2.32
Diluted	1.68	1.87	2.31

17. DISCONTINUED OPERATIONS

On November 7, 2011, the Company completed the sale of all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The purchase price was $180 million in cash consideration, adjusted for working capital and certain liabilities, including under-funded pension liabilities and foreign debt. In connection with the sale, the Company recorded pre-tax losses on disposition of discontinued operations of $3.7 million in fiscal 2012 and $48.8 million in fiscal 2011. In addition, A&E's operating results and assets and liabilities have been classified as discontinued operations in the Company's Statements of Consolidated Operations and Consolidated Balance Sheets, respectively.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The major classes of assets and liabilities of the discontinued operations that are included in the Company's Consolidated Balance Sheets as of October 2, 2011 were as follows (in thousands):

2011
Cash and Cash Equivalents	$10,323
Accounts Receivable, Net of Allowance For Doubtful Accounts of $899	52,137
Refundable Income Taxes	100
Inventories	51,967
Deferred Income Taxes	522
Prepaid Expenses and Other Current Assets	6,219
Current Assets of Discontinued Operations	$121,268

Property, Net	$64,834
Investments	63,652
Deferred Income Taxes	837
Goodwill	515
Intangible Assets	6,468
Other Long-Term Assets	4,698
Impairment Reserve	(42,255)
Long-Term Assets of Discontinued Operations	$98,749

Notes Payable	$3,674
Current Portion of Long-Term Debt and Capital Lease Obligations	469
Accounts Payable	17,400
Federal and State Income Taxes	973
Accrued Compensation	7,563
Deferred Income Taxes	548
Other Current Liabilities	6,900
Current Liabilities of Discontinued Operations	$37,527

Long-Term Debt and Capital Lease Obligations	$318
Deferred Income Taxes	3,711
Pension Liabilities	27,735
Other Long-Term Liabilities	2,280
Long-Term Liabilities of Discontinued Operations	$34,044

Accumulated Other Comprehensive Loss of Discontinued Operations	$3,899
Noncontrolling Interest of Discontinued Operations	$5,807

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the historical operating results of A&E for fiscal 2012, 2011 and 2010, which have been reclassified as discontinued operations (in thousands):

	2012	2011	2010
Net Sales	$30,313	$320,876	$301,097
Cost of Sales	23,205	241,539	228,685
Gross Profit	7,108	79,337	72,412
SG&A Expenses	22,824	52,351	51,297
Operating Profit (Loss)	(15,716)	26,986	21,115
Interest Expense	19	380	421
Interest Income	(17)	(170)	(66)
Less Net Earnings Attributable to Noncontrolling Interest	37	698	1,067
Loss on Disposition of Discontinued Operations	3,717	48,750	-
(Loss) Earnings on Discontinued Operations	(19,472)	(22,672)	19,693
Income Tax (Benefit) Expense	(2,057)	(2,461)	6,304
(Loss) Earnings From Discontinued Operations, Net of Taxes	$(17,415)	$(20,211)	$13,389

18. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

Refer to Note 7 above in this Item 8 for additional commitments and contingencies.

19. QUARTERLY INFORMATION (UNAUDITED)

The Company's stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared per share of common stock for the periods indicated (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2012 Operating Results
Net Sales	$1,119.5	$1,120.4	$1,152.7	$1,142.8	$4,535.4
Gross Profit	326.8	343.6	348.3	339.8	1,358.5
Earnings From Continuing Operations	25.8	30.4	20.0	23.7	99.9
Earnings (Loss) From Discontinued
Operations	(12.1)	(0.2)	(4.2)	(0.9)	(17.4)
Earnings (Loss) Per Share - Basic:
Continuing Operations	0.53	0.62	0.41	0.49	2.05
Discontinued Operations	(0.25)	-	(0.09)	(0.02)	(0.36)
Net Earnings	0.28	0.62	0.32	0.47	1.69
Earnings (Loss) Per Share - Diluted:
Continuing Operations	0.53	0.62	0.41	0.48	2.04
Discontinued Operations	(0.25)	-	(0.09)	(0.02)	(0.36)
Net Earnings	0.28	0.62	0.32	0.46	1.68
Dividend Per Share	0.13	0.14	0.14	0.14	0.55
Market Price Per Share:
High	45.45	45.31	41.74	42.99	45.45
Low	37.78	39.16	36.10	37.27	36.10

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011 Operating Results
Net Sales	$1,032.3	$1,050.1	$1,101.7	$1,101.5	$4,285.6
Gross Profit	306.4	317.1	326.0	320.5	1,270.0
Earnings From Continuing Operations	34.4	26.2	26.2	24.6	111.4
Earnings (Loss) From Discontinued
Operations	3.7	3.7	5.9	(33.5)	(20.2)
Earnings (Loss) Per Share - Basic:
Continuing Operations	0.71	0.54	0.54	0.51	2.30
Discontinued Operations	0.08	0.08	0.12	(0.69)	(0.42)
Net Earnings	0.79	0.62	0.66	(0.18)	1.88
Earnings (Loss) Per Share - Diluted:
Continuing Operations	0.71	0.54	0.54	0.50	2.28
Discontinued Operations	0.08	0.08	0.12	(0.69)	(0.41)
Net Earnings	0.78	0.61	0.66	(0.18)	1.87
Dividend Per Share	0.13	0.13	0.13	0.13	0.52
Market Price Per Share:
High	39.99	39.12	44.57	46.00	46.00
Low	34.13	33.44	38.57	36.32	33.44

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of October 2, 2012, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 2, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of October 2, 2012, the Company's internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company's internal control over financial reporting as of October 2, 2012 has been audited by KPMG LLP, an independent registered public accounting firm. Their report, which appears in Item 8, Financial Statement and Supplementary Data included herein, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of October 2, 2012.

(d) Changes in internal control over financial reporting. During the Company's fourth fiscal quarter of 2012, there has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information required by this item regarding executive officers, refer to "Executive Officers of the Registrant" in Item 4A hereof. Other information required by this item including regarding directors is incorporated herein by reference to the sections entitled "Proposal 1: Election of Directors," "Nominees for Election as Directors," "Committees of the Board of Directors," "Corporate Governance Matters - Audit Committee Financial Expert," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2013 Annual Meeting of Shareholders (the "2013 Proxy Statement").

Code of Ethics and Code of Business Conduct and Ethics

The Company has adopted a written Code of Ethics (the "Code of Ethics") that applies to our Chairman of the Board and Chief Executive Officer, our Executive Vice President and Chief Financial Officer and our Vice President and Treasurer. The Company has also adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to all employees, officers and directors of the Company. The Code of Ethics and Code of Conduct are available on the Company's website, www.harristeeter.com, in the "Investor Relations" section under the "Corporate Governance" caption. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company's website promptly following the date of such amendment or waiver. Information on the Company's website, however, does not form a part of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled "Proposal 1: Election of Directors—Directors' Fees and Attendance," "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Report of the Compensation Committee," "Compensation Discussion and Analysis," "Compensation Policies and Practices as they Related to Risk Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Proposal 1: Election of Directors—Beneficial Ownership of Company Stock" and "Equity Compensation Plan Information" in the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled "Transactions with Related Persons and Certain Control Persons" and "Corporate Governance Matters - Director Independence" in the 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled "Proposal 4: Ratification of the Independent Registered Public Accounting Firm" in the 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:		Page

	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	22

		Consolidated Balance Sheets, October 2, 2012 and October 2, 2011	24

		Statements of Consolidated Operations for the fiscal years ended October 2, 2012, October 2, 2011 and October 3, 2010	25

		Statements of Consolidated Shareholders' Equity and Comprehensive Income for the fiscal years ended October 2, 2012, October 2, 2011 and October 3, 2010	26

		Statements of Consolidated Cash Flows for the fiscal years ended October 2, 2012, October 2, 2011 and October 3, 2010	27

		Notes to Consolidated Financial Statements	28

	(2)	Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

		Schedule I - Valuation and Qualifying Accounts and Reserves	S-1

		All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

	(3)	Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit Number	Description of Exhibit

2.1*	Unit Purchase Agreement, dated October 27, 2011, by and among Ruddick Operating Company, the Registrant, American & Efird Coöperatieve U.A. and American & Efird U.S. Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated October 27, 2011 (Commission File No. 1-6905). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

3.1+	Restated Articles of Incorporation of the Registrant as in effect as of the date hereof.

3.2*	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated August 16, 2012 (Commission File No. 1-6905).

4.1*	$50,000,000 7.55% Senior Series B Notes due July 15, 2017 and $50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between the Registrant and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (Commission File No. 1-6905).

Exhibit Number	Description of Exhibit
The Registrant has other long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

10.1*	Amended and Restated Credit Agreement, dated January 30, 2012, by and among the Registrant, as borrower, Wells Fargo Bank, National Association, Branch Banking & Trust Company, JP Morgan Chase Bank, N.A., Farm Credit Bank of Texas, Fifth Third Bank, TD Bank N.A., Regions Bank, AgFirst Farm Credit Bank, CoBank, ACB, RBC Bank (USA), GreenStone Farm Credit Services, ACA/FLCA, AgStar Financial Services, PCA (collectively with any other lenders party thereto from time to time, the "Lenders") and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 30, 2012 (Commission File No. 1-6905).

10.2*	Harris Teeter Supermarkets, Inc. 1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

10.3*	Harris Teeter Supermarkets, Inc. 1995 Comprehensive Stock Option Plan (the "1995 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.4*	Harris Teeter Supermarkets, Inc. 1997 Comprehensive Stock Option and Award Plan (the "1997 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

10.5*	Harris Teeter Supermarkets, Inc. 2000 Comprehensive Stock Option and Award Plan (the "2000 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.6*	Harris Teeter Supermarkets, Inc. 2002 Comprehensive Stock Option and Award Plan (the "2002 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905).**

10.7*	Addendum to the Harris Teeter Supermarkets, Inc. 2002 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.8*	Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan (the "2011 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 17, 2011 (Commission File No. 1-6905)**

10.9*	First Amendment to the Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan, effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.10+	Form of Restricted Stock Award Agreement for use in connection with the 2011 Plan.**

10.11+	Form of Performance Share Award Agreement - Executive Officers for use in connection with the 2011 Plan.**

Exhibit Number	Description of Exhibit
10.12*	Harris Teeter Supermarkets, Inc. Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.13*	Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).**

10.14*	Amendment No. 1 to the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of November 7, 2011, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.15*	Amendment No. 2 to the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.16*	Description of the Harris Teeter Supermarkets, Inc. Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.17*	Harris Teeter Supermarkets, Inc. Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.18*	Harris Teeter Supermarkets, Inc. Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.19*	Harris Teeter Supermarkets, Inc. Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

10.20*	Harris Teeter Supermarkets, Inc. Director Deferral Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).**

10.21*	First Amendment to the Harris Teeter Supermarkets, Inc. Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2009 (Commission File No. 1-6905).**

10.22*	Second Amendment to the Harris Teeter Supermarkets, Inc. Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (Commission File No. 1-6905).**

10.23*	Third Amendment to the Harris Teeter Supermarkets, Inc. Director Deferral Plan (January 1, 2008 Restatement), effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

Exhibit Number	Description of Exhibit
10.24*	Harris Teeter Supermarkets, Inc. Flexible Deferral Plan - Amendment and Restatement Effective July 1, 2009, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (Commission File No. 1-6905).**

10.25*	Amendment No. 1 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2010 (Commission File No. 1-6905).**

10.26*	Amendment No. 2 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2011, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2011 (Commission File No. 1-6905).**

10.27*	Amendment No. 3 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.28*	Amendment No. 4 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.29*	Amendment No. 5 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.30*	Harris Teeter Supermarkets, Inc. Key Employee Life Insurance Plan, effective as of March 1, 2004, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2011.**

10.31*	First Amendment to the Harris Teeter Supermarkets, Inc. Key Employee Life Insurance Plan, effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.32*	Second Amendment to the Harris Teeter Supermarkets, Inc. Key Employee Life Insurance Plan, effective as of May 17, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2012.**

10.33*	Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan, effective as of August 19, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2011 (Commission File No. 1-6905).**

10.34*	First Amendment to the Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan, effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.35*	Second Amendment to the Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan, effective as of May 17, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2012.**

10.36*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Thomas W. Dickson, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

Exhibit Number	Description of Exhibit
10.37*	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between the Registrant and Thomas W. Dickson, effective as of February 9, 2012, incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.38*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Frederick J. Morganthall, II, incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.39*	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between the Registrant and Frederick J. Morganthall, II, effective as of February 9, 2012, incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.40*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. John B. Woodlief, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.41*	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between the Registrant and John B. Woodlief, effective as of February 9, 2012, incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.42*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Rodney C. Antolock, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2011 (Commission File No. 1-6905).**

10.43*	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between the Registrant and Rodney C. Antolock, effective as of February 9, 2012, incorporated herein by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.44+	Summary of Non-Employee Director Compensation.

21+	List of Subsidiaries of the Registrant.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101	The following materials from Harris Teeter Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 2, 2012, formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Operations, (iii) the Statements of Consolidated Shareholders' Equity and Comprehensive Income, (iv) the Statements of Consolidated Cash Flows and (v) the Notes to Consolidated Financial Statements.

__________________

*	Incorporated by reference.
**	Indicates management contract or compensatory plan required to be filed as an Exhibit.
+	Indicates exhibits filed herewith and follow the signature pages.

(b)	Exhibits
See (a )(3) above.

(c)	Financial Statement Schedules
See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS TEETER SUPERMARKETS, INC.
(Registrant)

Dated: November 21, 2012	By:	/s/ THOMAS W. DICKSON
Thomas W. Dickson,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS W. DICKSON	Chairman of the Board and Chief Executive	November 21, 2012
Thomas W. Dickson	Officer and Director (Principal Executive
Officer)

/s/ JOHN B. WOODLIEF	Executive Vice President and Chief Financial	November 21, 2012
John B. Woodlief	Officer (Principal Financial Officer)

/s/ RONALD H. VOLGER	Vice President and Treasurer (Principal	November 21, 2012
Ronald H. Volger	Accounting Officer)

/s/ JOHN R. BELK	Director	November 21, 2012
John R. Belk

/s/ JOHN P. DERHAM CATO	Director	November 21, 2012
John P. Derham Cato

/s/ JAMES E. S. HYNES	Director	November 21, 2012
James E. S. Hynes

/s/ ANNA S. NELSON	Director	November 21, 2012
Anna S. Nelson

/s/ BAILEY W. PATRICK	Director	November 21, 2012
Bailey W. Patrick

/s/ ROBERT H. SPILMAN, JR.	Director	November 21, 2012
Robert H. Spilman, Jr.

/s/ HAROLD C. STOWE	Director	November 21, 2012
Harold C. Stowe

/s/ ISAIAH TIDWELL	Director	November 21, 2012
Isaiah Tidwell

/s/ WILLIAM C. WARDEN, JR.	Director	November 21, 2012
William C. Warden, Jr.

SCHEDULE I

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
October 2, 2012, October 2, 2011
and October 3, 2010 (in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF FISCAL YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
Fiscal Year Ended October 3, 2010:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$2,634	$775	$1,019*	$2,390

Fiscal Year Ended October 2, 2011:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$2,390	$164	$1,083*	$1,471

Fiscal Year Ended October 2, 2012:
Reserves deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$1,471	$556	$379*	$1,648

* Represents accounts receivable balances written off as uncollectible, less recoveries.

S-1