Form 10-Q
period 2013-01-01
HARRIS TEETER SUPERMARKETS, INC.
filed 2013-02-07
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of January 28, 2013
Common Stock	49,468,324 shares

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	January 1,	October 2,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$120,114	$212,211
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,441 and $1,648	80,577	59,267
Refundable Income Taxes	27,858	27,583
Inventories	321,405	305,106
Deferred Income Taxes	3,267	6,044
Prepaid Expenses and Other Current Assets	25,910	24,182
Total Current Assets	579,131	634,393
Property, Net	1,094,765	1,102,703
Investments	109,008	107,424
Goodwill	19,301	19,301
Intangible Assets	14,719	15,039
Other Long-Term Assets	75,042	73,628
Total Assets	$1,891,966	$1,952,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$4,301	$4,219
Accounts Payable	245,934	281,142
Accrued Compensation	37,316	69,390
Other Current Liabilities	99,573	96,887
Total Current Liabilities	387,124	451,638
Long-Term Debt and Capital Lease Obligations	207,417	208,271
Deferred Income Taxes	20,309	10,941
Pension Liabilities	124,415	119,883
Other Long-Term Liabilities	123,774	124,136
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 49,469,155 and 49,292,585, respectively	112,092	111,347
Retained Earnings	1,030,588	1,039,935
Accumulated Other Comprehensive Loss	(113,753)	(113,663)
Total Equity	1,028,927	1,037,619
Total Liabilities and Equity	$1,891,966	$1,952,488

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended January 1, 2013	13 Weeks Ended January 1, 2012
Net Sales	$1,161,099	$1,119,566
Cost of Sales	826,373	792,746
Selling, General and Administrative Expenses	294,270	280,558
Operating Profit	40,456	46,262
Interest Expense	4,312	4,738
Interest Income	(59)	(48)
Earnings From Continuing Operations Before Income Taxes	36,203	41,572
Income Tax Expense	13,395	15,756
Earnings From Continuing Operations, Net of Income Taxes	22,808	25,816
Loss From Operations of Discontinued Operations	-	(15,755)
Loss on Disposition of Discontinued Operations	-	(2,245)
Income Tax Benefit	-	(5,843)
Loss from Discontinued Operations, Net of Income Taxes	-	(12,157)
Net Earnings	$22,808	$13,659

Earnings (Loss) Per Share - Basic:
Continuing Operations	$0.47	$0.53
Discontinued Operations	$-	$(0.25)
Net Earnings	$0.47	$0.28

Earnings (Loss) Per Share - Diluted:
Continuing Operations	$0.46	$0.53
Discontinued Operations	$-	$(0.25)
Net Earnings	$0.46	$0.28

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,862	48,648
Diluted	49,156	48,999

Quarterly Dividend Declared per Common Share	$0.15	$0.13
Special Dividend Declared per Common Share	$0.50	$-

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended January 1, 2013	13 Weeks Ended January 1, 2012
Net Earnings	$22,808	$13,659
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on cash flow hedge, net of $59 of tax benefit and $366 for taxes, respectively	(90)	501
Amortization of accumulated losses in pension expense, net of $13,714 for taxes	-	21,100
Amortization of accumulated losses in postemployment expense, net of $12 for taxes	-	26
Foreign currency translation adjustment, including $50 of tax benefit	-	926
Other comprehensive (loss) income, net of tax	(90)	22,553
Comprehensive income	22,718	36,212
Less comprehensive income attributable to noncontrolling interest	-	56
Comprehensive Income Attributable to Harris Teeter Supermarkets, Inc.	$22,718	$36,156

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts) (unaudited)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Harris Teeter Supermarkets, Inc.	Non- controlling Interest	Total Equity
Balance as of October 2, 2011	49,147,817	$104,211	$984,535	$(119,471)	$969,275	$5,807	$975,082
Net earnings	-	-	13,659	-	13,659	-	13,659
Other comprehensive income, net of tax	-	-	-	22,497	22,497	56	22,553
Dividends ($0.13 a share)	-	-	(6,406)	-	(6,406)	-	(6,406)
Exercise of stock options, including tax benefits of $1,615	2,208	1,652	-	-	1,652	-	1,652
Share-based compensation	251,922	4,926	-	-	4,926	-	4,926
Shares effectively purchased and retired for withholding taxes	(122,292)	(5,129)	-	-	(5,129)	-	(5,129)
Directors stock plan and other	-	(31)	-	-	(31)	-	(31)
Distributions to noncontrolling interest	-	-	-	-	-	(176)	(176)
Disposition of Subsidiary	-	-	-	(4,795)	(4,795)	(5,687)	(10,482)
Balance as of January 1, 2012	49,279,655	$105,629	$991,788	$(101,769)	$995,648	$-	$995,648

Balance as of October 2, 2012	49,292,585	$111,347	$1,039,935	$(113,663)	$1,037,619	$-	$1,037,619
Net earnings	-	-	22,808	-	22,808	-	22,808
Other comprehensive loss, net of tax	-	-	-	(90)	(90)	-	(90)
Dividends ($0.65 a share)	-	-	(32,155)	-	(32,155)	-	(32,155)
Exercise of stock options, including tax benefits of $491	20,000	797	-	-	797	-	797
Share-based compensation	216,300	2,022	-	-	2,022	-	2,022
Shares effectively purchased and retired for withholding taxes	(59,730)	(2,155)	-	-	(2,155)	-	(2,155)
Directors stock plan and other	-	81	-	-	81	-	81
Balance as of January 1, 2013	49,469,155	$112,092	$1,030,588	$(113,753)	$1,028,927	$-	$1,028,927

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	13 Weeks Ended	13 Weeks Ended
	January 1,	January 1,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$22,808	$13,659
Losses From Discontinued Operations	-	12,157
Non-Cash Items Included in Net Income:
Depreciation and Amortization	36,496	33,269
Deferred Income Taxes	12,204	5,928
Net (Gain) Loss on Property and Investment Sales	(59)	71
Share-Based Compensation	2,022	2,032
Other, Net	48	(879)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(21,310)	(7,072)
Inventories	(16,299)	(6,421)
Prepaid Expenses and Other Current Assets	(2,143)	(784)
Accounts Payable	(35,216)	(29,579)
Other Current Liabilities	(29,389)	(26,218)
Other Long-Term Operating Accounts	4,632	(23,939)
Net Cash Used in Operating Activities	(26,206)	(27,776)
INVESTING ACTIVITIES:
Capital Expenditures	(28,692)	(29,204)
Purchase of Other Investments	(1,933)	(417)
Proceeds from Sale of Property and Investments	114	169,663
Investments in Company-Owned Life Insurance	(1,149)	(572)
Net Cash (Used in) Provided by Investing Activities	(31,660)	139,470
FINANCING ACTIVITIES:
Payments on Long-Term Debt and Capital Lease Obligations	(772)	(647)
Dividends Paid	(32,155)	(6,406)
Proceeds from Stock Issued	306	37
Share-Based Compensation Tax Benefits	491	1,615
Shares Effectively Purchased and Retired for Withholding Taxes	(2,155)	(5,129)
Other, Net	54	35
Net Cash Used in Financing Activities	(34,231)	(10,495)
(Decrease) Increase in Cash and Cash Equivalents	(92,097)	101,199
Cash and Cash Equivalents at Beginning of Year	212,211	164,479
Cash and Cash Equivalents at End of Period	$120,114	$265,678

Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	$4,363	$4,782
Income Taxes	$998	$6,319
Non-Cash Activity - Assets Acquired under Capital Leases	$-	$8,866

See Notes to Consolidated Condensed Financial Statements

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

In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2012 Annual Report on Form 10-K filed with the SEC on November 21, 2012 ("Company's 2012 Annual Report").

The Company's Consolidated Condensed Balance Sheet as of October 2, 2012 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 13 weeks ended January 1, 2013 are not necessarily indicative of results for a full year.

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

2. Business Acquisition

In June 2012, the Company completed a purchase and sale agreement between Harris Teeter and Lowe’s Food Stores, Inc. ("Lowes Foods") whereby Harris Teeter acquired ten Lowes Foods store locations and Lowes Foods acquired six Harris Teeter store locations and received cash consideration of $26.3 million. The transaction was accounted for as a business acquisition and assets and liabilities were valued at the current fair market value.

3. Discontinued Operations

On November 7, 2011, the Company completed the sale of all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The purchase price was $180 million in cash consideration, subject to adjustments for working capital and certain liabilities, including under-funded pension liabilities and foreign debt. A&E's results of operations are reported as discontinued operations in Company's Consolidated Condensed Statements of Operations.

The following table sets forth the components of discontinued operations (in thousands):

13 Weeks Ended
January 1, 2012
Net Sales	$30,313
Cost of Sales	23,205
Gross Profit	7,108
SG&A Expenses	22,824
Operating Loss	(15,716)
Interest Expense	19
Interest Income	(17)
Less Net Earnings Attributable to Noncontrolling Interest	37
Loss on Disposition of Discontinued Operations	2,245
Loss from Discontinued Operations	(18,000)
Income Tax Benefit	(5,843)
Loss on Discontinued Operations, Net of Income Taxes	$(12,157)

4. Computation of Earnings Per Share (EPS)

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of earnings per share on Earnings From Continuing Operations (in thousands except per share data):

	13 Weeks Ended
	January 1, 2013	January 1, 2012
Basic EPS:
Earnings From Continuing Operations, Net of Income Taxes	$22,808	$25,816
Weighted Average Common Shares Outstanding	48,862	48,648
Basic EPS	$0.47	$0.53

Diluted EPS:
Earnings From Continuing Operations, Net of Income Taxes	$22,808	$25,816
Weighted Average Common Shares Outstanding	48,862	48,648
Net Potential Common Share Equivalents - Stock Options	6	23
Net Potential Common Share Equivalents - Stock Awards	288	328
Weighted Average Common Shares Outstanding	49,156	48,999
Diluted EPS	$0.46	$0.53

Excluded from the calculation of common share equivalents:
Anti-Dilutive Common Share Equivalents - Stock Options	-	-
Anti-Dilutive Common Share Equivalents - Stock Awards	-	8

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 115,000 and 106,000 performance shares for the 13 weeks ended January 1, 2013 and January 1, 2012, respectively, were excluded from the computation of diluted shares.

To calculate the per share Loss From Discontinued Operations, Net and Net Earnings, the denominator for both basic and diluted per share data is the same as that used in the table above. The basic and diluted per share Loss From Discontinued Operations, Net and Net Earnings were as follows (in thousands except per share data):

	13 Weeks Ended
	January 1, 2013	January 1, 2012
Loss From Discontinued Operations, Net	$-	$(12,157)
Loss Per Share - Basic	$-	$(0.25)
Loss Per Share - Diluted	$-	$(0.25)

Net Earnings	$22,808	$13,659
Earnings Per Share - Basic	$0.47	$0.28
Earnings Per Share - Diluted	$0.46	$0.28

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

	13 Weeks Ended
	January 1, 2013	January 1, 2012
Pension Plan:
Service cost	$950	$768
Interest cost	3,825	3,703
Expected return on plan assets	(4,625)	(4,316)
Amortization of prior service cost	8	7
Recognized net actuarial loss	3,400	2,902
Net periodic pension expense	$3,558	$3,064

SERP:
Service cost	$218	$209
Interest cost	670	640
Amortization of prior service cost	50	48
Recognized net actuarial loss	337	318
Net periodic pension expense	$1,275	$1,215

Expense related to the Savings Plan amounted to $5,604,000 and $5,551,000 for the 13 weeks ended January 1, 2013 and January 1, 2012, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2012 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on preliminary actuarial calculations, the Company does not expect to be required to make a contribution to the Pension Plan in fiscal 2013; however, the Company will review the funding ratios after the final actuarial calculations are complete and may elect to make additional contributions during the remainder of fiscal 2013.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $300,000 during the 13 weeks ended January 1, 2013, and anticipates contributing approximately $899,000 more for expected future benefit payments during the remainder of fiscal 2013.

6. Equity Incentive Plans

The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. Since 2004, the Company's Board of Directors has approved stock awards in lieu of stock options.

A summary of the status of the Company's stock awards as of the respective balance sheet dates, changes during the periods ending on those dates and the weighted average grant-date fair value (WAGFV) per share is presented below (shares in thousands):

	13 Weeks Ended
	January 1, 2013		January 1, 2012
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	600	$35.94	797	$32.25
Granted	230	35.63	212	42.44
Vested	(172)	33.39	(389)	31.72
Forfeited	(2)	35.31	(2)	35.12
Non-vested at end of period	656	36.44	618	35.91

The total fair value of stock awards vested during the 13 weeks ended January 1, 2013 and January 1, 2012 was $5,734,000 and $12,357,000, respectively.

Stock awards are being expensed over the employees' five-year requisite service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $2,022,000 and $4,926,000 for the 13 weeks ended January 1, 2013 and January 1, 2012, respectively. Unamortized expense related to these awards as of January 1, 2013 amounted to $15,587,000 and have a weighted average recognition period of 2.34 years.

A summary of the status of the Company's stock option plans as of the respective balance sheet dates, changes during the periods ending on those dates and related weighted average exercise price per share is presented below (shares in thousands):

	13 Weeks Ended
	January 1, 2013		January 1, 2012
	Shares	Price	Shares	Price
Outstanding at beginning of period	36	$21.17	67	$18.77
Exercised	(20)	15.32	(2)	16.88
Outstanding and exercisable at end of period	16	28.49	65	18.84

As of January 1, 2013, all outstanding stock options were exercisable and the price per share ranged from $14.49 to $35.24. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders’ Equity. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of the respective balance sheet dates, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	January 1, 2013	January 1, 2012
Intrinsic value of options outstanding and exercisable at end of period	$161	$1,531
Intrinsic value of stock options exercised during the 13-week period	467	57

There were no stock options granted or compensation costs related to stock options during the first quarter of fiscal 2013 or 2012.

7. Inventories

The following table summarizes the components of inventories as of the respective balance sheet dates (in thousands):

	January 1, 2013	October 2, 2012
Finished Goods	$317,370	$301,102
Raw Materials	4,035	4,004
Total Inventories	$321,405	$305,106

8. Property

The following table summarizes the components of property as of the respective balance sheet dates (in thousands):

	January 1, 2013	October 2, 2012
Land	$30,167	$30,167
Buildings and Improvements	234,904	233,538
Machinery and Equipment	895,277	890,500
Leasehold Improvements	880,573	838,792
Construction in Progress	56,665	77,707
Total, at Cost	2,097,586	2,070,704
Accumulated Depreciation and Amortization	(1,002,821)	(968,001)
Property, Net	$1,094,765	$1,102,703

Depreciation and amortization expense for property was $36,216,000 and $33,001,000 for the 13 weeks ended January 1, 2013 and January 1, 2012, respectively.

9. Goodwill

The Lowes Foods transaction was accounted for as a business acquisition whereby the Company recorded goodwill of $23.2 million during the third quarter of fiscal 2012.  Subsequent to the acquisition, the Company made an assessment for goodwill impairment on those stores that would not be integrated into the operations, resulting in the Company recording goodwill impairment of $3.9 million in the third quarter of fiscal 2012. On an annual basis, the Company performs a fair value-based impairment test on the net book value of goodwill and will perform the same procedures on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.  The annual impairment test is expected to be conducted in the Company’s fiscal fourth quarter and no events have occurred subsequent to the fourth quarter of fiscal 2012 that required the Company to perform an interim test.

10. Intangible Assets

The carrying amount of intangible assets as of the respective balance sheet dates was as follows (in thousands):

	January 1, 2013	October 2, 2012
Acquired Favorable Operating Leases	$20,740	$20,740
Pharmacy Scripts	602	602
Total Amortizing Intangibles	21,342	21,342
Accumulated Amortization	(6,623)	(6,303)
Total Intangible Assets, Net of Accumulated Amortization	$14,719	$15,039

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $320,000 and $268,000 for the 13 weeks ended January 1, 2013 and January 1, 2012, respectively. Amortizing intangible assets have remaining useful lives from one to 16 years. Projected amortization expense for intangible assets existing as of January 1, 2013 is: $994,000 for the remainder of fiscal 2013, $1,258,000 for fiscal 2014 and $1,114,000 per year for fiscal years 2015 through 2017.

11. Intangible Liabilities

In connection with the Lowes Foods transaction, the Company recorded intangible liabilities associated with unfavorable operating lease contracts which are included with other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The carrying amount of intangible liabilities as of the respective balance sheet dates was as follows (in thousands):

	January 1, 2013	October 2, 2012
Acquired Unfavorable Operating Leases	$2,199	$2,199
Accumulated Amortization	(92)	(52)
Total Intangible Liabilities, Net of Accumulated Amortization	$2,107	$2,147

Amortization for intangible liabilities was $40,000 for the 13 weeks ended January 1, 2013. Intangible liabilities are amortized over the primary term of the underlying lease contracts which have remaining terms from 11 to 15 years. Projected amortization for intangible liabilities existing as of January 1, 2013 is $119,000 for the remainder of fiscal 2013 and $159,000 per year for the fiscal years 2014 through 2017.

12. Derivative Financial Instruments

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

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at January 1, 2013:
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	$130	$-	$130	$-
Net purchase options (included with Accounts Payable on the balance sheet)	$34	$-	$34	$-

Fair Value Measurement at October 2, 2012:
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	$302	$-	$302	$-
Net purchase options (included with Accounts Payable on the balance sheet)	$25	$-	$25	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the period ended January 1, 2013.

In connection with prior debt borrowings, the Company entered into two separate three-year interest rate swap agreements that had an aggregate notional amount of $80.0 million.  The swap agreements effectively fixed the interest rate on $80.0 million of an outstanding term loan, of which $40.0 million was at 1.81% and $40.0 million was at 1.80%, excluding the applicable margin and associated fees. Both interest rate swaps were designated as cash flow hedges. The swap agreements expired according to their terms in January and May of 2012.

The pre-tax unrealized gains (losses) associated with the cash flow hedges were as follows (in thousands):

	13 Weeks Ended
	January 1, 2013	January 1, 2012
Unrealized (losses) gains recognized in other comprehensive income	$(149)	$867

13. Financial Instruments

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

	January 1, 2013	October 2, 2012
Senior notes - estimated fair value	$127,046	$127,730
Senior notes - carrying amount	100,000	100,000

14. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, the Company has assigned leases to several other sub-tenants with recourse. These various leases expire over the next nine years and the future minimum lease payments totaling $33,423,000 over this period have been assumed by the other sub-tenants.

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

Historically, the Company also engaged in the manufacturing and distribution of industrial sewing thread (textile primarily), including embroidery thread and technical textiles, through its A&E business. As previously disclosed, the Company sold all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP on November 7, 2011. As a result of this disposition, the sales and operating results of A&E are categorized as discontinued operations in the discussion that follows for all periods presented.

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

In June 2012, the Company completed its purchase and sale agreement with Lowe's Foods, Inc. (the "Lowes Foods Transaction"). Per the agreement Harris Teeter acquired ten Lowes Foods store locations in the central Carolinas region and Lowes Foods acquired six Harris Teeter store locations in western North Carolina. The majority of the stores acquired were temporarily closed for remodeling, stocking and training of employees. Six of the acquired stores were re-opened during the fourth quarter of fiscal 2012 and two of the acquired stores were re-opened under a new format and banner - "201central" in the first quarter of fiscal 2013. The 201central format features a worldwide variety of wine, beer, specialty foods and other selected merchandise.

The Company has continued with its planned new store development program.  Since the end of the first quarter of fiscal 2012, the Company has opened twelve new stores, opened one store that replaced a store closed in the first quarter of fiscal 2012, closed two stores and sold six stores to Lowes Foods, for a net addition of five stores.  The closed stores included one that will be replaced with a new store scheduled to open in the third quarter of fiscal 2013 and one that was temporarily closed due to damage caused by flooding. The Company is in the process of repairing damages to the temporarily closed store and expects to re-open it once repairs are completed.  The Company operated 211 stores as of January 1, 2013.  Much of the new store growth is focused on expanding the Company’s Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

The following table sets forth the components of consolidated net earnings for the Company for the 13 weeks ended January 1, 2013 and January 1, 2012, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	January 1, 2013		January 1, 2012
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$1,161,099	100.00	$1,119,566	100.00	3.7
Cost of Sales	826,373	71.17	792,746	70.81	4.2
Gross Profit	334,726	28.83	326,820	29.19	2.4
SG&A Expenses	294,270	25.34	280,558	25.06	4.9
Operating Profit	40,456	3.48	46,262	4.13	(12.5)
Interest Expense, net	4,253	0.37	4,690	0.42	(9.3)
Earnings From Continuing Operations Before
Income Taxes	36,203	3.12	41,572	3.71	(12.9)
Income Tax Expense	13,395	1.15	15,756	1.40	(15.0)
Earnings From Continuing Operations, net	22,808	1.96	25,816	2.31	(11.7)
(Loss) Earnings From Discontinued Operations,
Net of Income Taxes	-	-	(12,157)	(1.09)	n.m.
Net Earnings	$22,808	1.96	$13,659	1.22	67.0

n.m. - not meaningful

Sales

Net sales increased 3.7% in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (see definition below) increased 2.53% ($27.0 million) in the first quarter of fiscal 2013 and 5.33% ($54.2 million) in the first quarter of fiscal 2012. The increase in sales from new stores exceeded the loss of sales from closed stores by $17.2 million for the comparable prior period. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that the Company's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling the Company to capture sales and expand market share as the markets it serves continue to grow. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to the customers. During the first quarter of fiscal 2013, on a comparable store basis, customer visits and the average number of items sold increased, while there was a slight reduction in the average basket size. In addition, the Company experienced average increases in active households per comparable store (based on VIC data) of 1.54% for the first quarter of fiscal 2013, evidencing a continued growing customer base in those stores and the Company's ability to gain market share. Store brand unit penetration increased by 37 basis points to 24.72% in the first quarter of fiscal 2013 from 24.35% in the first quarter of fiscal 2012. Store brand penetration based on sales dollars increased by 5 basis points to 25.30% in the first quarter of fiscal 2013 from 25.25% in the first quarter of fiscal 2012.

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

Gross Profit

Gross profit as a percent of sales for the first quarter of fiscal 2013 declined 36 basis points from the prior year period. The 36 basis point reduction in the gross profit margin was driven primarily by the Company's investment in price and promotional activity that was designed to drive unit sales and customer visits. The LIFO charge for the first quarter of fiscal 2013 was $0.7 million (0.06% of sales), as compared to $3.6 million (0.32% of sales) in the first quarter of fiscal 2012. The fiscal 2013 annual cost inflation rate, as estimated by the Company, has moderated since the first quarter of fiscal 2012.

Selling, General and Administrative Expenses

SG&A expense dollars and margin for the first quarter of fiscal 2013 increased by $13.7 million and 28 basis points, respectively from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened during fiscal 2012 and fiscal 2013 was $14.4 million, exceeding the increase in total SG&A expenses. Store labor and associated benefit costs increased from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 by $6.3 million driven by new store growth, and represented a 10 basis point increase in these costs as a percent of sales. Advertising and support department costs decreased by $2.8 million between the first quarter of fiscal 2012 and the first quarter of fiscal 2013 and represented a 34 basis point decrease on a percent of sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $0.7 million (0.06% of sales) for the first quarter of fiscal 2012, as compared to $1.4 million (0.13% of sales) for the first quarter of fiscal 2012. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

Operating Profit

Operating profit decreased by $5.8 million or 65 basis points between the first quarter of fiscal 2012 and the first quarter of fiscal 2013 as a result of the changes in gross profit and SG&A expenses discussed above.  Included in the decrease in operating profit on a year-over-year basis was a net decrease of $3.1 million, or 27 basis points, related to the current year operations and start-up costs of the ten stores acquired from Lowes Foods and the prior year operating results of the six stores sold to Lowes Foods.

Interest and Income Taxes

Net interest expense (interest expense less interest income) for the first quarter of fiscal 2013 decreased slightly from the prior year period primarily as a result of lower average outstanding debt balances during the respective periods. The effective consolidated income tax rate on continuing operations for the first quarter of fiscal 2013 was 37.0% as compared to 37.9% for the first quarter of fiscal 2012.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $22.8 million, or $0.46 per diluted share, for the first quarter of fiscal 2013, as compared to $25.8 million, or $0.53 per diluted share, for the first quarter of fiscal 2012.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 13 weeks ended January 1, 2012 (in thousands):

January 1, 2012
Net Sales	$30,313
Cost of Sales	23,205
Gross Profit	7,108
SG&A Expenses	22,824
Operating Loss	(15,716)
Interest Expense	19
Interest Income	(17)
Less Net Earnings Attributable to Noncontrolling Interest	37
Loss on Disposition of Discontinued Operations	2,245
Loss on Discontinued Operations	(18,000)
Income Tax Benefit	(5,843)
Loss From Discontinued Operations, Net of Income Taxes	$(12,157)

Outlook

The Company's operating performance and strong financial position provide the flexibility to continue our store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During the remainder of fiscal 2013, the Company plans to open nine new stores (which includes two replacements) and complete major remodels on eight stores (three of which will be expanded in size). The fiscal 2013 new store openings and the re-opening of one store that was temporarily closed is expected to result in a 5.9% increase in retail square footage, as compared to a 4.1% increase in fiscal 2012. The remaining store openings for fiscal 2013 are expected to include two in the third quarter (one of which is a replacement for a store closed in fiscal 2012) and seven in the fourth quarter. Management routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

The final purchase price allocation for the sale of A&E and its impact on income taxes will not be complete until the Company files its tax return in the third quarter of fiscal 2013. Additional adjustments to taxes or other costs related to the A&E sale could occur in the future

The Company's management remains cautious in its expectations for fiscal 2013 due to the current economic environment and its impact on the Company's customers. The Company will continue to refine its merchandising strategies to respond to the changing shopping demands. The retail grocery market remains intensely competitive, and any operating improvement will be dependent on the Company's ability to increase its market share and to effectively execute the Company's strategic expansion plans.

Capital Resources and Liquidity

The Company’s principal source of liquidity is cash on hand, cash generated from operating activities and borrowings available under the Company’s credit facility.  During the 13 weeks ended January 1, 2013, $26.2 million of cash was used in operating activities, as compared to $27.8 million used during the 13 weeks ended January 1, 2012. The net $1.6 million decrease from the prior year period was due to the timing of accruals and related payments associated with normal operations.  Investing activities during the 13 weeks ended January 1, 2013 used $31.7 million of cash, as compared to providing cash of $139.5 million in the comparable prior year period. The sale of A&E provided cash of $169.4 million during the 13 weeks ended January 1, 2012.  Financing activities during the 13 weeks ended January 1, 2013 used $34.2 million of cash, as compared to $10.5 million used during the same period of the prior year. Financing activities in fiscal 2013 included $32.2 million for the payment of dividends, of which $24.7 million represented a special cash dividend declared by the Company’s Board of Directors at their regular quarterly meeting held in November 2012.

On January 30, 2012, the Company amended and restated its then-existing credit agreement that provided financing under a $100.0 million term loan and a $350.0 million revolving line of credit. The amended credit facility contains a revolving line of credit that provides for financing up to $350.0 million through its termination date on January 30, 2017.  The amended credit agreement also provides for an optional increase of the revolving credit facility by an additional amount of up to $100.0 million (if the existing or new lenders agree to assume the additional commitments) and two one-year maturity extension options, both of which require consent of certain of the lenders. Outstanding borrowings under the amended credit agreement bear interest at a variable rate, at the Company’s option at: (a) an alternate base rate, based on a reference to: rates on federal funds transactions with members of the Federal Reserve System, the prime rate, or the LIBOR Market Index Rate in effect on the interest determination date; (b) the LIBOR Market Index Rate; or (c) a LIBOR Rate, each plus an applicable margin as determined by the administrative agent in accordance with the terms of the amended credit agreement. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the amended credit agreement. The more significant of the financial covenants that the Company must meet during the term of the amended credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio.  The amended credit agreement restricts the Company’s ability to pay dividends and make certain other restricted payments, as defined in the amended credit agreement, if after giving effect to such restricted payment an event of default under the amended credit agreement would exist or the Company would not be in compliance with certain specified financial covenants.  However, management does not expect these restrictions will affect the Company’s ability to pay dividends at the current level in the foreseeable future.

As of January 1, 2013, the Company was in compliance with all financial covenants of the amended credit facility and no amounts were drawn under the revolving credit facility. Issued letters of credit reduced the amount available for borrowings under the amended credit facility and amounted to $26.6 million as of January 1, 2013. In addition to the $323.4 million of borrowings available under the Company’s amended credit facility, the Company has the capacity to borrow up to an aggregate amount of $29.1 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company’s needs and market conditions.

Covenants in certain of the Company’s long-term debt agreements limit the total indebtedness that the Company may incur. As of January 1, 2013, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the borrowings available under the amended credit facility. As such, management believes that the limit on indebtedness does not restrict the Company’s ability to meet future liquidity requirements through borrowings available under the Company’s amended credit facility, including any liquidity requirements expected in connection with the Company’s expansion plans for the foreseeable future.

Fiscal 2013 consolidated capital expenditures are expected to total approximately $219 million. The Company anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2013, as well as in the foreseeable future. The Company has sufficient resources through cash on hand, internally generated funds and borrowings available under its credit facility to complete the planned capital investment. Management believes that the Company’s revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in January 2017.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. There were no material changes in the scheduled maturities of the Company's contractual obligations as of January 1, 2013, as disclosed in the table under the heading "Contractual Obligations and Commercial Commitments" in the Company's 2012 Annual Report.

In connection with the closing of certain store locations, the Company has assigned leases to several sub-tenants with recourse. These leases expire over the next 9 years, and the future minimum lease payments of approximately $33.4 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by the Company, the approximate aggregate amounts due by year would be as follows: $6.2 million for the remainder of fiscal 2013 (18 stores), $7.4 million in fiscal 2014 (14 stores), $6.1 million in fiscal 2015 (11 stores), $4.9 million in fiscal 2016 (8 stores), $3.6 million in fiscal 2017 (5 stores) and $5.2 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $26.6 million at January 1, 2013.

Contributions to the SERP are equal to the benefit payments made during the year. The Company anticipates contributing approximately $899,000 to the SERP for expected future benefit payments during the remainder of fiscal 2013.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Management has identified the following accounting policies as the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain: vendor rebates, credits and promotional allowances; inventory valuation; self-insurance reserves for workers' compensation, healthcare and general liability; impairment of long-lived assets and closed store obligations; and retirement plans and post-retirement benefit plans. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2012 Annual Report. There have been no material changes to any of the critical accounting policies contained therein.

Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A, "Risk Factors" of the Company's 2012 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company's exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding the Company's market risk position from the information provided under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2012 Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of January 1, 2013, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's first quarter of fiscal 2013, there have been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended January 1, 2013.

The following table summarizes the Company's purchases of its common stock during the quarter ended January 1, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2012 to November 6, 2012	0	n.a.	0	2,767,169
November 7, 2012 to December 4, 2012	0	n.a.	0	2,767,169
December 5, 2012 to January 1, 2013	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of January 1, 2013, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended January 1, 2013. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1*	Restated Articles of Incorporation of the Registrant as in effect as of the date hereof, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated August 16, 2012 (Commission File No. 1-6905).

10.1**	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Thomas W. Dickson, effective as of January 2, 2013.

10.2**	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Frederick J. Morganthall, II, effective as of December 31, 2012.

10.3**	Second Amendment to the Change in Control and Severance between the Registrant and John B. Woodlief, effective as of January 2, 2013.

10.4**	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Rodney C. Antolock, effective as of December 31, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

*     Incorporated by reference.

**   Indicates management contract or compensatory plan required to be filed as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS TEETER SUPERMARKETS, INC.
(Registrant)
Dated: February 7, 2013	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

3.1*	Restated Articles of Incorporation of the Registrant as in effect as of the date hereof, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated August 16, 2012 (Commission File No. 1-6905).

10.1**	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Thomas W. Dickson, effective as of January 2, 2013.

10.2**	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Frederick J. Morganthall, II, effective as of December 31, 2012.

10.3**	Second Amendment to the Change in Control and Severance between the Registrant and John B. Woodlief, effective as of January 2, 2013.

10.4**	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Rodney C. Antolock, effective as of December 31, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

*     Incorporated by reference.

**   Indicates management contract or compensatory plan required to be filed as an Exhibit.