Form 10-Q
period 2013-04-02
HARRIS TEETER SUPERMARKETS, INC.
filed 2013-05-08
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2013

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
Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of May 1, 2013
Common Stock	49,463,776 shares

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	April 2,	October 2,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$192,541	$212,211
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,414 and $1,648	60,883	59,267
Refundable Income Taxes	3,839	27,583
Inventories	307,442	305,106
Deferred Income Taxes	7,299	6,044
Prepaid Expenses and Other Current Assets	24,895	24,182
Total Current Assets	596,899	634,393
Property, Net	1,107,963	1,102,703
Investments	105,317	107,424
Goodwill	19,301	19,301
Intangible Assets	14,399	15,039
Other Long-Term Assets	76,385	73,628
Total Assets	$1,920,264	$1,952,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$4,405	$4,219
Accounts Payable	248,234	281,142
Accrued Compensation	54,169	69,390
Other Current Liabilities	90,017	96,887
Total Current Liabilities	396,825	451,638
Long-Term Debt and Capital Lease Obligations	206,539	208,271
Deferred Income Taxes	6,230	10,941
Pension Liabilities	129,382	119,883
Other Long-Term Liabilities	124,830	124,136
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 49,464,129 and 49,292,585, respectively	114,090	111,347
Retained Earnings	1,056,039	1,039,935
Accumulated Other Comprehensive Loss	(113,671)	(113,663)
Total Equity	1,056,458	1,037,619
Total Liabilities and Equity	$1,920,264	$1,952,488

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 1,	April 2,	April 1,
	2013	2012	2013	2012
Net Sales	$1,169,069	$1,120,379	$2,330,168	$2,239,945
Cost of Sales	809,481	776,822	1,635,854	1,569,568
Selling, General and Administrative Expenses	303,273	291,071	597,543	571,629
Operating Profit	56,315	52,486	96,771	98,748
Interest Expense	4,217	3,334	8,529	8,072
Interest Income	(78)	(34)	(137)	(82)
Earnings From Continuing Operations Before Income Taxes	52,176	49,186	88,379	90,758
Income Tax Expense	19,305	18,730	32,700	34,486
Earnings From Continuing Operations, Net of Income Taxes	32,871	30,456	55,679	56,272
Loss From Operations of Discontinued Operations	-	-	-	(15,755)
Loss on Disposition of Discontinued Operations	-	(344)	-	(2,589)
Income Tax Benefit	-	(142)	-	(5,985)
Loss on Discontinued Operations, Net of Income Taxes	-	(202)	-	(12,359)
Net Earnings	$32,871	$30,254	$55,679	$43,913

Earnings (Loss) Per Share - Basic:
Continuing Operations	$0.67	$0.62	$1.14	$1.16
Discontinued Operations	$-	$-	$-	$(0.25)
Net Earnings	$0.67	$0.62	$1.14	$0.90

Earnings (Loss) Per Share - Diluted:
Continuing Operations	$0.67	$0.62	$1.13	$1.15
Discontinued Operations	$-	$-	$-	$(0.25)
Net Earnings	$0.67	$0.62	$1.13	$0.90

Weighted Average Number of Shares of Common
Stock Outstanding:
Basic	48,930	48,780	48,896	48,714
Diluted	49,189	49,034	49,173	49,016

Quarterly Dividend Declared per Common Share	$0.15	$0.14	$0.30	$0.27
Special Dividend Declared per Common Share	$-	$-	$0.50	$-

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 1,	April 2,	April 1,
	2013	2012	2013	2012
Net Earnings	$32,871	$30,254	$55,679	$43,913
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	70	590	(79)	1,457
Amortization of accumulated losses in pension expense	-	-	-	34,814
Amortization of accumulated losses in postemployment expense	-	-	-	38
Foreign currency translation adjustment	-	-	-	876
Other comprehensive income (loss)	70	590	(79)	37,185
Income tax benefit (expense)	12	(233)	71	(14,275)
Other comprehensive income (loss), net of tax	82	357	(8)	22,910
Comprehensive income	32,953	30,611	55,671	66,823
Less comprehensive income attributable to noncontrolling interest	-	-	-	56
Comprehensive Income Attributable to Harris Teeter Supermarkets, Inc.	$ 32,953	$ 30,611	$ 55,671	$ 66,767

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts) (unaudited)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Harris Teeter Supermarkets, Inc.	Non- controlling Interest	Total Equity
Balance as of October 2, 2011	49,147,817	$104,211	$984,535	$(119,471)	$969,275	$5,807	$975,082
Net earnings	-	-	43,913	-	43,913	-	43,913
Other comprehensive income, net of tax	-	-	-	22,854	22,854	56	22,910
Dividends ($0.27 a share)	-	-	(13,308)	-	(13,308)	-	(13,308)
Exercise of stock options, including tax benefits of $1,838	19,506	2,152	-	-	2,152	-	2,152
Share-based compensation	250,946	6,703	-	-	6,703	-	6,703
Shares effectively purchased and retired for withholding taxes	(122,292)	(5,129)	-	-	(5,129)	-	(5,129)
Directors stock plan and other	-	3	-	-	3	-	3
Distributions to noncontrolling interest	-	-	-	-	-	(176)	(176)
Disposition of Subsidiary	-	-	-	(4,795)	(4,795)	(5,687)	(10,482)
Balance as of April 1, 2012	49,295,977	$107,940	$1,015,140	$(101,412)	$1,021,668	$-	$1,021,668

Balance as of October 2, 2012	49,292,585	$111,347	$1,039,935	$(113,663)	$1,037,619	$-	$1,037,619
Net earnings	-	-	55,679	-	55,679	-	55,679
Other comprehensive loss, net of tax	-	-	-	(8)	(8)	-	(8)
Dividends ($0.80 a share)	-	-	(39,575)	-	(39,575)	-	(39,575)
Exercise of stock options, including tax benefits of $523	20,000	829	-	-	829	-	829
Share-based compensation	211,274	4,064	-	-	4,064	-	4,064
Shares effectively purchased and retired for withholding taxes	(59,730)	(2,155)	-	-	(2,155)	-	(2,155)
Directors stock plan and other	-	5	-	-	5	-	5
Balance as of April 2, 2013	49,464,129	$114,090	$1,056,039	$(113,671)	$1,056,458	$-	$1,056,458

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	26 Weeks Ended	26 Weeks Ended
	April 2,	April 1,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$55,679	$43,913
Loss on Discontinued Operations	-	12,359
Non-Cash Items Included in Net Income:
Depreciation and Amortization	73,455	66,885
Deferred Income Taxes	(5,895)	2,153
Net Gain on Property and Investment Sales	(352)	(162)
Share-Based Compensation	4,064	3,808
Other, Net	(1,125)	(2,020)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(1,616)	(5,696)
Inventories	(2,336)	(3,522)
Prepaid Expenses and Other Current Assets	22,928	(1,304)
Accounts Payable	(32,883)	(10,055)
Other Current Liabilities	(22,092)	(8,439)
Other Long-Term Operating Accounts	8,639	(30,191)
Net Cash Provided by Operating Activities	98,466	67,729
INVESTING ACTIVITIES:
Capital Expenditures	(79,672)	(70,393)
Purchase of Other Investments	(2,617)	(591)
Proceeds from Sale of Property and Investments	8,110	170,418
Investments in Company-Owned Life Insurance	(1,618)	(611)
Other, Net	-	(28)
Net Cash (Used in) Provided by Investing Activities	(75,797)	98,795
FINANCING ACTIVITIES:
Payments on Long-Term Debt and Capital Lease Obligations	(1,546)	(81,357)
Dividends Paid	(39,575)	(13,308)
Proceeds from Stock Issued	306	314
Share-Based Compensation Tax Benefits	523	1,838
Shares Effectively Purchased and Retired for Withholding Taxes	(2,155)	(5,129)
Other, Net	108	(885)
Net Cash Used in Financing Activities	(42,339)	(98,527)
(Decrease) Increase in Cash and Cash Equivalents	(19,670)	67,997
Cash and Cash Equivalents at Beginning of Year	212,211	164,479
Cash and Cash Equivalents at End of Period	$192,541	$232,476

Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	$8,750	$9,357
Income Taxes	$14,354	$21,716
Non-Cash Activity - Assets Acquired under Capital Leases	$-	$8,866

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

The Company's Consolidated Condensed Balance Sheet as of October 2, 2012 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 26 weeks ended April 2, 2013 are not necessarily indicative of results for a full year.

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

3. Discontinued Operations

On November 7, 2011, the Company completed the sale of all of its ownership interest in A&E to two newly formed affiliates of KPS Capital Partners, LP. The purchase price was $180 million in cash consideration, subject to adjustments for working capital and certain liabilities, including under-funded pension liabilities and foreign debt. A&E's results of operations are reported as discontinued operations in the Company's Consolidated Condensed Statements of Operations.

The following table sets forth the components of discontinued operations (in thousands):

	13 Weeks Ended	26 Weeks Ended
	April 1, 2012	April 1, 2012
Net Sales	$-	$30,313
Cost of Sales	-	23,205
Gross Profit	-	7,108
SG&A Expenses	-	22,824
Operating Loss	-	(15,716)
Interest Expense	-	19
Interest Income	-	(17)
Less Net Earnings Attributable to Noncontrolling Interest	-	37
Loss on Disposition of Discontinued Operations	344	2,589
Loss from Discontinued Operations	(344)	(18,344)
Income Tax Benefit	(142)	(5,985)
Loss on Discontinued Operations, Net of Income Taxes	$(202)	$(12,359)

4. Computation of Earnings Per Share (EPS)

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of earnings per share on Earnings From Continuing Operations (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 1,	April 2,	April 1,
	2013	2012	2013	2012
Basic EPS:
Earnings From Continuing Operations, Net of Income Taxes	$32,871	$30,456	$55,679	$56,272
Weighted Average Common Shares Outstanding	48,930	48,780	48,896	48,714
Basic EPS	$0.67	$0.62	$1.14	$1.16

Diluted EPS:
Earnings From Continuing Operations, Net of Income Taxes	$32,871	$30,456	$55,679	$56,272
Weighted Average Common Shares Outstanding	48,930	48,780	48,896	48,714
Net Potential Common Share Equivalents - Stock Options	4	18	5	20
Net Potential Common Share Equivalents - Stock Awards	255	236	272	282
Weighted Average Common Shares Outstanding	49,189	49,034	49,173	49,016
Diluted EPS	$0.67	$0.62	$1.13	$1.15

Excluded from the calculation of common share equivalents:
Anti-Dilutive Common Share Equivalents - Stock Options	5	-	2	-
Anti-Dilutive Common Share Equivalents - Stock Awards	-	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 114,000 performance shares for each of the 13 and 26 week periods ended April 2, 2013 and 106,000 performance shares for each of the 13 and 26 week periods ended April 1, 2012 were excluded from the computation of diluted shares.

To calculate the per share Loss From Discontinued Operations, Net and Net Earnings, the denominator for both basic and diluted per share data is the same as that used in the table above. The basic and diluted per share Loss From Discontinued Operations, Net and Net Earnings were as follows (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 1,	April 2,	April 1,
	2013	2012	2013	2012
Loss From Discontinued Operations, Net	$-	$(202)	$-	$(12,359)
Loss Per Share - Basic	$-	$-	$-	$(0.25)
Loss Per Share - Diluted	$-	$-	$-	$(0.25)

Net Earnings	$32,871	$30,254	$55,679	$43,913
Earnings Per Share - Basic	$0.67	$0.62	$1.14	$0.90
Earnings Per Share - Diluted	$0.67	$0.62	$1.13	$0.90

5. Employee Benefit Plans

The Company maintains various retirement benefit plans for substantially all full-time employees. These plans include the Harris Teeter Supermarkets, Inc. Employees' Pension Plan ("Pension Plan"), which is a qualified non-contributory defined benefit plan, the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified supplemental defined benefit pension plan for certain executive officers and the Harris Teeter Supermarkets, Inc. Retirement and Savings Plan ("Savings Plan") which is a defined contribution retirement plan. The following table summarizes the components of the net periodic pension expense for the Pension Plan and SERP (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 1,	April 2,	April 1,
	2013	2012	2013	2012
Pension Plan:
Service cost	$950	$842	$1,900	$1,610
Interest cost	3,825	4,199	7,650	7,902
Expected return on plan assets	(4,625)	(4,891)	(9,250)	(9,207)
Amortization of prior service cost	8	7	15	14
Recognized net actuarial loss	3,400	3,182	6,800	6,084
Net periodic pension expense	$3,558	$3,339	$7,115	$6,403

SERP:
Service cost	$373	$193	$591	$402
Interest cost	1,144	612	1,814	1,252
Amortization of prior service cost	85	43	135	91
Recognized net actuarial loss	575	270	912	588
Net periodic pension expense	$2,177	$1,118	$3,452	$2,333

Expense related to the Savings Plan amounted to $3,472,000 and $5,310,000 for the 13 weeks and $9,076,000 and $10,861,000 for the 26 weeks ended April 2, 2013 and April 1, 2012, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2012 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on preliminary actuarial calculations, the Company does not expect to be required to make a contribution to the Pension Plan in fiscal 2013; however, the Company will review the funding ratios after the final actuarial calculations are complete and may elect to make contributions during the remainder of fiscal 2013.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $600,000 during the 26 weeks ended April 2, 2013, and anticipates contributing approximately $599,000 more for expected future benefit payments during the remainder of fiscal 2013.

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

A summary of the status of the Company's stock awards as of the respective balance sheet dates, changes during the periods ending on those dates and the weighted average grant-date fair value (WAGFV) per share is presented below (shares in thousands):

	26 Weeks Ended
	April 2, 2013		April 1, 2012
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	600	$35.94	797	$32.25
Granted	230	35.63	212	42.44
Vested	(175)	33.45	(389)	31.72
Forfeited	(8)	35.03	(3)	34.61
Non-vested at end of period	647	$36.25	617	$35.92

The total fair value of stock awards vested during the 26 weeks ended April 2, 2013 and April 1, 2012 was $5,858,000 and $12,357,000, respectively.

Stock awards are being expensed over the employees' five-year requisite service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $1,919,000 and $1,777,000 for the 13 weeks and $3,941,000 and $6,703,000 for the 26 weeks ended April 2, 2013 and April 1, 2012, respectively. Unamortized expense related to these awards as of April 2, 2013 amounted to $13,553,000 and have a weighted average recognition period of 2.10 years.

A summary of the status of the Company's stock option plans as of the respective balance sheet dates, changes during the periods ending on those dates and related weighted average exercise price per share is presented below (shares in thousands):

	26 Weeks Ended
	April 2, 2013		April 1, 2012
	Shares	Price	Shares	Price
Outstanding at beginning of period	36	$21.17	67	$18.77
Granted	10	42.02	-	-
Exercised	(20)	15.32	(20)	16.11
Outstanding and exercisable at end of period	26	$33.69	47	$19.87

As of April 2, 2013, all outstanding stock options were exercisable and the price per share ranged from $14.49 to $42.02. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders' Equity. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of the respective balance sheet dates, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	April 2, 2013	April 1, 2012
Intrinsic value of options outstanding and exercisable at end of period	$196	$951
Intrinsic value of stock options exercised during the 26-week period	467	493

The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option pricing model. The Company uses historical data to estimate the expected life, volatility and expected forfeitures in valuing the options. The risk-free rate is based on the U.S. Treasury rate in effect at the time of grant. The weighted average fair value for stock options granted in fiscal 2013 was $12.34 per option and was based on the following weighted average assumptions: An expected life of 7.33 years; a risk-free interest rate of 1.43%; volatility of 31.88%; and a dividend yield of 1.59%. There were no stock options granted during fiscal 2012. Compensation expense related to stock options amounted to $123,000 for each of the 13 and 26 week periods of fiscal 2013. There was no compensation expense related to stock options in fiscal 2012.

7. Inventories

The following table summarizes the components of inventories as of the respective balance sheet dates (in thousands):

	April 2, 2013	October 2, 2012
Finished Goods	$302,850	$301,102
Raw Materials	4,592	4,004
Total Inventories	$307,442	$305,106

8. Property

The following table summarizes the components of property as of the respective balance sheet dates (in thousands):

	April 2, 2013	October 2, 2012
Land	$30,167	$30,167
Buildings and Improvements	233,520	233,538
Machinery and Equipment	900,555	890,500
Leasehold Improvements	902,912	838,792
Construction in Progress	75,014	77,707
Total, at Cost	2,142,168	2,070,704
Accumulated Depreciation and Amortization	(1,034,205)	(968,001)
Property, Net	$1,107,963	$1,102,703

Depreciation and amortization expense for property was $36,678,000 and $33,348,000 for the 13 weeks and $72,894,000 and $66,349,000 for the 26 weeks ended April 2, 2013 and April 1, 2012, respectively.

9. Goodwill

The Lowes Foods transaction was accounted for as a business acquisition whereby the Company recorded goodwill of $23.2 million during the third quarter of fiscal 2012. Subsequent to the acquisition, the Company made an assessment for goodwill impairment on those stores that would not be integrated into the operations, resulting in the Company recording goodwill impairment of $3.9 million in the third quarter of fiscal 2012. On an annual basis, the Company performs a fair value-based impairment test on the net book value of goodwill and will perform the same procedures on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual impairment test is expected to be conducted in the third quarter of fiscal 2013 and no events have occurred subsequent to the third quarter of fiscal 2012 that required the Company to perform an interim test.

10. Intangible Assets

The carrying amount of intangible assets as of the respective balance sheet dates was as follows (in thousands):

	April 2, 2013	October 2, 2012
Acquired Favorable Operating Leases	$20,740	$20,740
Pharmacy Scripts	602	602
Total Amortizing Intangibles	21,342	21,342
Accumulated Amortization	(6,943)	(6,303)
Total Intangible Assets, Net of Accumulated Amortization	$14,399	$15,039

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $320,000 and $268,000 for the 13 weeks and $640,000 and $536,000 for the 26 weeks ended April 2, 2013 and April 1, 2012, respectively. Amortizing intangible assets have remaining useful lives from one to 16 years. Projected amortization expense for intangible assets existing as of April 2, 2013 is: $674,000 for the remainder of fiscal 2013 and $1,258,000, $1,114,000, $1,114,000 and $1,114,000 for fiscal years 2014, 2015, 2016 and 2017, respectively.

11. Intangible Liabilities

In connection with the Lowes Foods transaction, the Company recorded intangible liabilities associated with unfavorable operating lease contracts which are included with other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The carrying amount of intangible liabilities as of the respective balance sheet dates was as follows (in thousands):

	April 2, 2013	October 2, 2012
Acquired Unfavorable Operating Leases	$2,199	$2,199
Accumulated Amortization	(131)	(52)
Total Intangible Liabilities, Net of Accumulated Amortization	$2,068	$2,147

Amortization for intangible liabilities was $79,000 for the 26 weeks and $40,000 for the 13 weeks ended April 2, 2013, respectively. Intangible liabilities are amortized over the primary term of the underlying lease contracts which have remaining terms from 11 to 15 years. Projected amortization for intangible liabilities existing as of April 2, 2013 is $80,000 for the remainder of fiscal 2013 and $159,000 per year for the fiscal years 2014 through 2017.

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

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of April 2, 2013:
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$135	$-	$135	$-

Fair Value Measurement as of October 2, 2012:
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$302	$-	$302	$-
Net purchase options (included with Accounts
Payable on the balance sheet)	$25	$-	$25	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the period ended April 2, 2013.

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

The pre-tax unrealized gains (losses) associated with all cash flow hedges were as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 2,	April 1,	April 2,	April 1,
	2013	2012	2013	2012
Unrealized gains (loss) recognized in other comprehensive income	$70	$590	$(79)	$1,457

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

	April 2, 2013	October 2, 2012
Senior notes - estimated fair value	$126,210	$127,730
Senior notes - carrying amount	100,000	100,000

14. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, the Company has assigned leases to several other sub-tenants with recourse. These various leases expire over the next nine years and the future minimum lease payments totaling $31,245,000 over this period have been assumed by the other sub-tenants.

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

In June 2012, the Company completed its purchase and sale agreement with Lowe's Foods, Inc. (“Lowes Foods”). Per the agreement Harris Teeter acquired ten Lowes Foods store locations in the central Carolinas region and Lowes Foods acquired six Harris Teeter store locations in western North Carolina. The majority of the stores acquired were temporarily closed for remodeling, stocking and training of employees. Six of the acquired stores were re-opened during the fourth quarter of fiscal 2012 and two of the acquired stores were re-opened under a new format and banner - "201central" in the first quarter of fiscal 2013. The 201central format features a worldwide variety of wine, beer, specialty foods and other selected merchandise.

On February 13, 2013, the Company announced that it retained J.P. Morgan Securities LLC as a financial advisor to assist the Company in holding discussions with certain parties regarding strategic alternatives. These discussions are continuing; however, there can be no assurance that these discussions will result in any transaction.  If a transaction were entered into, there can be no assurance regarding the price, timing or other terms of such transaction. The Company does not plan to provide any additional information until discussions are concluded.

The Company has continued with its planned new store development program. Since the end of the second quarter of fiscal 2012, the Company has opened twelve new stores, opened one store that replaced a store closed in the first quarter of fiscal 2012, closed two stores and sold six stores to Lowes Foods, for a net addition of five stores. The closed stores included one that will be replaced with a new store scheduled to open in the third quarter of fiscal 2013 and one that was temporarily closed due to damage caused by flooding. The Company currently anticipates re-opening the temporarily closed store during the first quarter of fiscal 2014. The Company operated 211 stores as of April 2, 2013. Much of the new store growth is focused on expanding the Company's Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

Quarterly Results

The following table sets forth the components of consolidated net earnings for the Company for the 13 weeks ended April 2, 2013 and April 1, 2012, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	April 2, 2013		April 1, 2012
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$1,169,069	100.00	$1,120,379	100.00	4.3
Cost of Sales	809,481	69.24	776,822	69.34	4.2
Gross Profit	359,588	30.76	343,557	30.66	4.7
SG&A Expenses	303,273	25.94	291,071	25.98	4.2
Operating Profit	56,315	4.82	52,486	4.68	7.3
Interest Expense, net	4,139	0.35	3,300	0.29	25.4
Earnings From Continuing Operations Before
Income Taxes	52,176	4.46	49,186	4.39	6.1
Income Tax Expense	19,305	1.65	18,730	1.67	3.1
Earnings From Continuing Operations, Net	32,871	2.81	30,456	2.72	7.9
Loss From Discontinued Operations, Net of
Income Taxes	-	-	(202)	(0.02)	n.m.
Net Earnings	$32,871	2.81	$30,254	2.70	8.7

n.m. - not meaningful

Sales

Net sales increased 4.3% in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (see definition below) increased 3.66% ($39.4 million) in the second quarter of fiscal 2013 and 3.91% ($40.2 million) in the second quarter of fiscal 2012. Fiscal 2013 second quarter comparable store sales were positively impacted by the shift of the Easter Holiday which is reported in the second quarter of fiscal 2013, but was included in the third quarter of fiscal 2012. Management estimates that the impact was 22 basis points for the quarterly period. The increase in sales from new stores exceeded the loss of sales from closed stores by $14.1 million from the comparable prior year period. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that the Company's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling the Company to capture sales and expand market share as the markets it serves continue to grow. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to the customers. During the second quarter of fiscal 2013, on a comparable store basis, customer visits and the average number of items sold increased. In addition, the Company experienced average increases in active households per comparable store (based on VIC data) of 1.21% for the second quarter of fiscal 2013, evidencing a continued growing customer base in those stores and the Company's ability to gain market share. Store brand unit penetration increased by 25 basis points to 24.40% in the second quarter of fiscal 2013 from 24.15% in the second quarter of fiscal 2012. Store brand penetration based on sales dollars increased by 22 basis points to 25.20% in the second quarter of fiscal 2013 from 24.98% in the second quarter of fiscal 2012.

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

Gross Profit

Gross profit as a percent of sales for the second quarter of fiscal 2013 increased 10 basis points from the prior year period, driven by improved retail gross profit margins. The LIFO charge for the second quarter of fiscal 2013 was zero, as compared to $2.3 million (0.20% of sales) in the second quarter of fiscal 2012. The Company currently estimates that it will experience minimal product cost inflation during fiscal 2013.

Selling, General and Administrative Expenses

SG&A expense for the second quarter of fiscal 2013 increased by $12.2 million from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. However, SG&A expenses as a percent of sales decreased 4 basis points in the second quarter of fiscal 2013 from the second quarter of fiscal 2012, as a result of the leverage created through sales gains that apply against fixed costs, along with improved labor management. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened, or to be opened, during fiscal 2012 and fiscal 2013 was $13.4 million, exceeding the increase in total SG&A expenses. Store labor and associated benefit costs increased from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 by $6.7 million driven by new store growth, and represented a 5 basis point increase in these costs as a percent of sales. Advertising and support department costs decreased by $0.7 million between the second quarter of fiscal 2012 and the second quarter of fiscal 2013 and represented an 18 basis point decrease on a percent of sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.1 million (0.09% of sales) for the second quarter of fiscal 2013, as compared to $1.4 million (0.13% of sales) for the second quarter of fiscal 2012. Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

Operating Profit

Operating profit increased by $3.8 million, or 14 basis points, between the second quarter of fiscal 2012 and the second quarter of fiscal 2013 as a result of the changes in gross profit and SG&A expenses discussed above. The operating profit change between the second quarter of fiscal 2012 and the second quarter of fiscal 2013 included a decrease of $2.7 million, or 24 basis points, related to the current year operating results (which include start-up costs) of the ten stores acquired from Lowes Foods and the prior year operating results of the six stores sold to Lowes Foods.

Interest and Income Taxes

Net interest expense (interest expense less interest income) for the second quarter of fiscal 2013 increased by $0.8 million from the prior year period. As previously reported, net interest expense for the second quarter of fiscal 2012 included a reversal of accrued interest amounting to $1.3 million that was associated with a reduction of the Company's unrecognized tax liabilities of $3.8 million. The effective consolidated income tax rate on continuing operations for the second quarter of fiscal 2013 was 37.0% as compared to 38.1% for the second quarter of fiscal 2012.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $32.9 million, or $0.67 per diluted share, for the second quarter of fiscal 2013, as compared to $30.5 million, or $0.62 per diluted share, for the second quarter of fiscal 2012.

Year-To-Date Results

The following table sets forth the components of consolidated net earnings for the Company for the 26 weeks ended April 2, 2013 and April 1, 2012, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	April 2, 2013		April 1, 2012
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$2,330,168	100.00	$2,239,945	100.00	4.0
Cost of Sales	1,635,854	70.20	1,569,568	70.07	4.2
Gross Profit	694,314	29.80	670,377	29.93	3.6
SG&A Expenses	597,543	25.64	571,629	25.52	4.5
Operating Profit	96,771	4.15	98,748	4.41	(2.0)
Interest Expense, net	8,392	0.36	7,990	0.36	5.0
Earnings From Continuing Operations Before
Income Taxes	88,379	3.79	90,758	4.05	(2.6)
Income Tax Expense	32,700	1.40	34,486	1.54	(5.2)
Earnings From Continuing Operations, Net	55,679	2.39	56,272	2.51	(1.1)
Loss From Discontinued Operations, Net of
Income Taxes	-	-	(12,359)	(0.55)	n.m.
Net Earnings	$55,679	2.39	$43,913	1.96	26.8

Sales

Net sales increased 4.0% in the first six months of fiscal 2013, as compared to the first six months of fiscal 2012. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (as previously defined) increased 3.10% ($66.4 million) in the first six months of fiscal 2013 and 4.62% ($94.4 million) in the first six months of fiscal 2012. Fiscal 2013 comparable store sales were positively impacted by the shift of the Easter Holiday which is reported in the second quarter of fiscal 2013, but was included in the third quarter of fiscal 2012. Management estimates that the impact was 13 basis points for the 26-week period. The increase in sales from new stores exceeded the loss of sales from closed stores by $31.3 million from the comparable prior year period. As noted previously, comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to their customers. During the first six months of fiscal 2013, on a comparable basis, customer visits and average number of items sold increased. In addition, the Company experienced average increases in active households per comparable store (based on VIC data) of 1.37% for the first six months of fiscal 2013, evidencing a continued growing customer base in those stores and the Company's ability to gain market share. Store brand unit penetration increased 31 basis points to 24.56% for the first six months of fiscal 2013 from 24.25% in the first six months of fiscal 2012. Store brand penetration based on sales dollars increased by 13 basis points to 25.25% in the first six months of fiscal 2013 from 25.12% in the first six months of fiscal 2012.

Gross Profit

Gross profit as a percent of sales for the first six months of fiscal 2013 declined 13 basis points from the prior year period. The 13 basis point reduction in the gross profit margin was driven primarily by the Company's investment in price and promotional activity that was designed to drive unit sales and customer visits. The LIFO charge for the first six months of fiscal 2013 was $0.7 million (0.03% of sales), as compared to $5.9 million (0.26% of sales) in the first six months of fiscal 2012. The Company currently estimates that it will experience minimal product cost inflation during fiscal 2013.

Selling, General and Administrative Expenses

SG&A expense dollars and margin for the first six months of fiscal 2013 increased by $25.9 million and 12 basis points, respectively from the prior year period as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs. The increase in SG&A expenses (excluding advertising and support department costs) over the previous year for stores opened, or to be opened, during fiscal 2012 and fiscal 2013 was $27.8 million, exceeding the increase in total SG&A expenses. Store labor and associated benefit costs increased from the first six months of fiscal 2012 to the first six months of fiscal 2013 by $11.9 million, driven by new store growth, and represented a 3 basis point increase in these costs as a percent of sales. Advertising and support department costs decreased by $3.5 million between the first six months of fiscal 2012 and the first six months of fiscal 2013 and represented a 26 basis point decrease on a percent of sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.7 million (0.07% of sales) for the first six months of fiscal 2013, as compared to $2.8 million (0.13% of sales) for the first six months of fiscal 2012. Pre-opening costs fluctuate between reporting periods depending on the new store opening schedule and market location.

Operating Profit

Operating profit decreased by $2.0 million, or 26 basis points, between the first six months of fiscal 2012 and the first six months of fiscal 2013 as a result of the changes in gross profit and SG&A expenses discussed above. The decrease in operating profit on a year-over-year basis included a net decrease of $5.8 million, or 25 basis points, related to the current year operating results (which include start-up costs) of the ten stores acquired from Lowes Foods and the prior year operating results of the six stores sold to Lowes Foods.

Interest and Income Taxes

Net interest expense (interest expense less interest income) for the first six months of fiscal 2013 increased by $0.4 million from the prior year period. As previously reported, net interest expense for the first six months of fiscal 2012 included a reversal of accrued interest amounting to $1.3 million that was associated with a reduction of the Company's unrecognized tax liabilities of $3.8 million. The effective consolidated income tax rate on continuing operations for the first six months of fiscal 2013 was 37.0% as compared to 38.0% for the first six months of fiscal 2012.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $55.7 million, or $1.13 per diluted share, for the first six months of fiscal 2013, as compared to $56.3 million, or $1.15 per diluted share, for the first six months of fiscal 2012.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 26 weeks ended April 1, 2012 (in thousands):

April 1, 2012
Net Sales	$30,313
Cost of Sales	23,205
Gross Profit	7,108
SG&A Expenses	22,824
Operating Loss	(15,716)
Interest Expense	19
Interest Income	(17)
Less Net Earnings Attributable to Noncontrolling Interest	37
Loss on Disposition of Discontinued Operations	2,589
Loss on Discontinued Operations	(18,344)
Income Tax Benefit	(5,985)
Loss From Discontinued Operations, Net of Income Taxes	$(12,359)

Outlook

The Company's operating performance and strong financial position provide the flexibility to continue our store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During the remainder of fiscal 2013, the Company plans to open seven new stores (which includes one replacement) and complete major remodels on seven stores (three of which will be expanded in size). The fiscal 2013 store development program is expected to result in a 4.7% increase in retail square footage, as compared to a 4.1% increase in fiscal 2012. The remaining store openings for fiscal 2013 are expected to include two in the third quarter (one of which is a replacement for a store closed in fiscal 2012) and five in the fourth quarter. In addition, the Company currently anticipates re-opening the temporarily closed store in the Washington D.C. market during the first quarter of fiscal 2014. Management routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

The final purchase price allocation for the sale of A&E and its impact on income taxes will not be complete until the Company files its tax return in the third quarter of fiscal 2013. Additional adjustments to taxes or other costs related to the A&E sale could occur in the future.

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

Capital Resources and Liquidity

The Company's principal source of liquidity is cash on hand, cash generated from operating activities and borrowings available under the Company's credit facility. During the 26 weeks ended April 2, 2013, operating activities generated $98.5 million of cash as compared to $67.7 million in the comparable period last year. The increase from the prior year period was due to higher net earnings and the timing of accruals and related payments associated with normal operations. Investing activities during the 26 weeks ended April 2, 2013 used $75.8 million of cash, as compared to providing cash of $98.8 million in the comparable prior year period. The sale of A&E provided cash of approximately $170 million during the 26 weeks ended April 1, 2012. Financing activities during the 26 weeks ended April 2, 2013 used $42.3 million of cash, as compared to $98.5 million being used during the same period of the prior year. Financing activities in fiscal 2013 included $39.6 million for the payment of dividends, of which $24.7 million represented a special cash dividend paid by the Company in December 2012. Financing activities in fiscal 2012 included $80 million for the prepayment of term loans existing under the Company's credit facility.

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

As of April 2, 2013, the Company was in compliance with all financial covenants of the amended credit facility and no amounts were drawn under the revolving credit facility. Issued letters of credit reduced the amount available for borrowings under the amended credit facility and amounted to $26.5 million as of April 2, 2013. In addition to the $323.5 million of borrowings available under the Company's amended credit facility, the Company has the capacity to borrow up to an aggregate amount of $29.1 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of April 2, 2013, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the amended credit facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's amended credit facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Fiscal 2013 consolidated capital expenditures are expected to total approximately $200 million. The Company anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2013, as well as in the foreseeable future. The Company has sufficient resources through cash on hand, internally generated funds and borrowings available under its credit facility to complete the planned capital investment. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in January 2017.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. There were no material changes in the scheduled maturities of the Company's contractual obligations as of April 2, 2013, as disclosed in the table under the heading "Contractual Obligations and Commercial Commitments" in the Company's 2012 Annual Report.

In connection with the closing of certain store locations, the Company has assigned leases to several sub-tenants with recourse. These leases expire over the next 8 years, and the future minimum lease payments of approximately $31.2 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by the Company, the approximate aggregate amounts due by year would be as follows: $4.0 million for the remainder of fiscal 2013 (17 stores), $7.4 million in fiscal 2014 (16 stores), $6.1 million in fiscal 2015 (12 stores), $4.9 million in fiscal 2016 (8 stores), $3.6 million in fiscal 2017 (5 stores) and $5.2 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $26.5 million at April 2, 2013.

Contributions to the SERP are equal to the benefit payments made during the year. The Company anticipates contributing approximately $599,000 to the SERP for expected future benefit payments during the remainder of fiscal 2013.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A, "Risk Factors" of the Company's 2012 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of April 2, 2013, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's second quarter of fiscal 2013, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended April 2, 2013.

The following table summarizes the Company's purchases of its common stock during the quarter ended April 2, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2013 to February 5, 2013	0	n.a.	0	2,767,169
February 6, 2013 to March 5, 2013	0	n.a.	0	2,767,169
March 6, 2013 to April 2, 2013	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of April 2, 2013, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended April 2, 2013. The stock buyback program has no set expiration or termination date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1*	Restated Articles of Incorporation of the Registrant as in effect as of the date hereof, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated August 16, 2012 (Commission File No. 1-6905).

10.1*	Harris Teeter Supermarkets, Inc. 2013 Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2013 (Commission File No. 1-6905).**

10.2	Form of Outside Director Nonstatutory Stock Option Agreement for use in connection with the Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

*  Incorporated by reference.

**Indicates management contract or compensatory plan required to be filed as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS TEETER SUPERMARKETS, INC.
(Registrant)
Dated: May 8, 2013	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

3.1*	Restated Articles of Incorporation of the Registrant as in effect as of the date hereof, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated August 16, 2012 (Commission File No. 1-6905).

10.1*	Harris Teeter Supermarkets, Inc. 2013 Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2013 (Commission File No. 1-6905).**

10.2	Form of Outside Director Nonstatutory Stock Option Agreement for use in connection with the Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

*  Incorporated by reference.

**Indicates management contract or compensatory plan required to be filed as an Exhibit.