Form 10-Q
period 2013-07-02
HARRIS TEETER SUPERMARKETS, INC.
filed 2013-08-08
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares as of August 1, 2013
Common Stock	49,454,968 shares

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	July 2,	October 2,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$210,220	$212,211
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,556 and $1,648	66,820	59,267
Refundable Income Taxes	445	27,583
Inventories	310,169	305,106
Deferred Income Taxes	9,013	6,044
Prepaid Expenses and Other Current Assets	31,768	24,182
Total Current Assets	628,435	634,393
Property, Net	1,130,442	1,102,703
Investments	103,244	107,424
Deferred Income Taxes	7,675	-
Goodwill	19,301	19,301
Intangible Assets	14,079	15,039
Other Long-Term Assets	76,956	73,628
Total Assets	$1,980,132	$1,952,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$4,729	$4,219
Accounts Payable	270,989	281,142
Accrued Compensation	54,581	69,390
Other Current Liabilities	97,446	96,887
Total Current Liabilities	427,745	451,638
Long-Term Debt and Capital Lease Obligations	210,633	208,271
Deferred Income Taxes	-	10,941
Pension Liabilities	134,651	119,883
Other Long-Term Liabilities	125,402	124,136
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 49,457,357 and 49,292,585, respectively	115,885	111,347
Retained Earnings	1,079,679	1,039,935
Accumulated Other Comprehensive Loss	(113,863)	(113,663)
Total Equity	1,081,701	1,037,619
Total Liabilities and Equity	$1,980,132	$1,952,488

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 1,	July 2,	July 1,
	2013	2012	2013	2012
Net Sales	$1,185,842	$1,152,676	$3,516,010	$3,392,621
Cost of Sales	823,658	804,337	2,459,512	2,373,905
Selling, General and Administrative Expenses	307,138	315,781	904,681	887,410
Operating Profit	55,046	32,558	151,817	131,306
Interest Expense	3,959	4,531	12,488	12,603
Interest Income	(69)	(402)	(206)	(484)
Earnings From Continuing Operations Before Income Taxes	51,156	28,429	139,535	119,187
Income Tax Expense	19,009	8,468	51,709	42,954
Earnings From Continuing Operations, Net of Income Taxes	32,147	19,961	87,826	76,233
Loss From Operations of Discontinued Operations	-	-	-	(15,755)
Loss on Disposition of Discontinued Operations	-	(692)	-	(3,281)
Income Tax Expense (Benefit)	1,088	3,484	1,088	(2,501)
Loss on Discontinued Operations, Net of Income Taxes	(1,088)	(4,176)	(1,088)	(16,535)
Net Earnings	$31,059	$15,785	$86,738	$59,698

Earnings (Loss) Per Share - Basic:
Continuing Operations	$0.66	$0.41	$1.80	$1.56
Discontinued Operations	$(0.02)	$(0.09)	$(0.02)	$(0.34)
Net Earnings	$0.63	$0.32	$1.77	$1.22

Earnings (Loss) Per Share - Diluted:
Continuing Operations	$0.65	$0.41	$1.79	$1.55
Discontinued Operations	$(0.02)	$(0.09)	$(0.02)	$(0.34)
Net Earnings	$0.63	$0.32	$1.76	$1.22

Weighted Average Number of Shares of Common
Stock Outstanding:
Basic	48,934	48,785	48,909	48,738
Diluted	49,229	49,068	49,193	49,034

Quarterly Dividend Declared per Common Share	$0.15	$0.14	$0.45	$0.41
Special Dividend Declared per Common Share	$-	$-	$0.50	$-

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(in thousands, except per share data) (unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 1,	July 2,	July 1,
	2013	2012	2013	2012
Net Earnings	$31,059	$15,785	$86,738	$59,698
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	(142)	(905)	(221)	552
Amortization of accumulated losses in pension expense	-	8,955	-	43,769
Amortization of accumulated losses in postemployment expense	-	-	-	38
Foreign currency translation adjustment	-	-	-	876
Other comprehensive (loss) income	(142)	8,050	(221)	45,235
Income tax (expense) benefit, including deferred tax rate change	(50)	(3,177)	21	(17,452)
Other comprehensive (loss) income, net of tax	(192)	4,873	(200)	27,783
Comprehensive income	30,867	20,658	86,538	87,481
Less comprehensive income attributable to noncontrolling interest	-	-	-	56
Comprehensive Income Attributable to Harris Teeter Supermarkets, Inc.	$30,867	$20,658	$86,538	$87,425

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts) (unaudited)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of Harris Teeter Supermarkets, Inc.	Non- controlling Interest	Total Equity
Balance as of October 2, 2011	49,147,817	$104,211	$984,535	$(119,471)	$969,275	$5,807	$975,082
Net earnings	-	-	59,698	-	59,698	-	59,698
Other comprehensive income, net of tax	-	-	-	27,727	27,727	56	27,783
Dividends ($0.41 a share)	-	-	(20,209)	-	(20,209)	-	(20,209)
Exercise of stock options, including tax benefits of $1,838	19,506	2,152	-	-	2,152	-	2,152
Share-based compensation	250,946	8,501	-	-	8,501	-	8,501
Shares effectively purchased and retired for withholding taxes	(122,292)	(5,129)	-	-	(5,129)	-	(5,129)
Directors stock plan and other	-	3	-	-	3	-	3
Distributions to noncontrolling interest	-	-	-	-	-	(176)	(176)
Disposition of Subsidiary	-	-	-	(4,795)	(4,795)	(5,687)	(10,482)
Balance as of July 1, 2012	49,295,977	$109,738	$1,024,024	$(96,539)	$1,037,223	$-	$1,037,223

Balance as of October 2, 2012	49,292,585	$111,347	$1,039,935	$(113,663)	$1,037,619	$-	$1,037,619
Net earnings	-	-	86,738	-	86,738	-	86,738
Other comprehensive loss, net of tax	-	-	-	(200)	(200)	-	(200)
Dividends ($0.95 a share)	-	-	(46,994)	-	(46,994)	-	(46,994)
Exercise of stock options, including tax benefits of $554	20,000	860	-	-	860	-	860
Share-based compensation	204,502	5,828	-	-	5,828	-	5,828
Shares effectively purchased and retired for withholding taxes	(59,730)	(2,155)	-	-	(2,155)	-	(2,155)
Directors stock plan and other	-	5	-	-	5	-	5
Balance as of July 2, 2013	49,457,357	$115,885	$1,079,679	$(113,863)	$1,081,701	$-	$1,081,701

See Notes to Consolidated Condensed Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands) (unaudited)

	39 Weeks Ended	39 Weeks Ended
	July 2,	July 1,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$86,738	$59,698
Loss on Discontinued Operations	1,088	16,535
Non-Cash Items Included in Net Income:
Depreciation and Amortization	110,931	101,013
Deferred Income Taxes	(19,791)	(6,393)
Net Gain on Property and Investment Sales	358	(693)
Share-Based Compensation	5,828	5,606
Other, Net	(748)	(1,821)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(7,553)	(28,916)
Inventories	(5,063)	595
Prepaid Expenses and Other Current Assets	16,474	(3,124)
Accounts Payable	(10,157)	118
Other Current Liabilities	(14,091)	(1,675)
Other Long-Term Operating Accounts	14,541	(26,990)
Net Cash Provided by Operating Activities	178,555	113,953
INVESTING ACTIVITIES:
Capital Expenditures	(135,059)	(118,941)
Purchase of Other Investments	(7,432)	(3,327)
Business Acquisition	-	(26,296)
Proceeds from Sale of Property and Investments	14,355	171,300
Net (Investments in) Proceeds from Company-Owned Life Insurance	(1,840)	12,542
Other, Net	-	(28)
Net Cash (Used in) Provided by Investing Activities	(129,976)	35,250
FINANCING ACTIVITIES:
Payments on Long-Term Debt and Capital Lease Obligations	(2,443)	(81,933)
Dividends Paid	(46,994)	(20,209)
Proceeds from Stock Issued	306	314
Share-Based Compensation Tax Benefits	554	1,838
Shares Effectively Purchased and Retired for Withholding Taxes	(2,155)	(5,129)
Other, Net	162	(830)
Net Cash Used in Financing Activities	(50,570)	(105,949)
(Decrease) Increase in Cash and Cash Equivalents	(1,991)	43,254
Cash and Cash Equivalents at Beginning of Year	212,211	164,479
Cash and Cash Equivalents at End of Period	$210,220	$207,733

Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	$12,675	$14,205
Income Taxes	$46,350	$54,940
Non-Cash Activity - Assets Acquired under Capital Leases	$5,315	$8,866

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

The Company's Consolidated Condensed Balance Sheet as of October 2, 2012 has been derived from the audited Consolidated Balance Sheet as of that date. The results of operations for the 39 weeks ended July 2, 2013 are not necessarily indicative of results for a full year.

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

The following table sets forth the components of discontinued operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 1,	July 2,	July 1,
	2013	2012	2013	2012
Net Sales	$-	$-	$-	$30,313
Cost of Sales	-	-		23,205
Gross Profit	-	-		7,108
SG&A Expenses	-	-		22,824
Operating Loss	-	-		(15,716)
Interest Expense	-	-		19
Interest Income	-	-		(17)
Less Net Earnings Attributable to Noncontrolling Interest	-	-		37
Loss on Disposition of Discontinued Operations	-	692		3,281
Loss from Discontinued Operations	-	(692)		(19,036)
Income Tax Expense (Benefit)	1,088	3,484	1,088	(2,501)
Loss on Discontinued Operations, Net of Income Taxes	$(1,088)	$(4,176)	$(1,088)	$(16,535)

4. Computation of Earnings Per Share (EPS)

Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of potential common stock resulting from the operation of the Company's equity incentive plans.

The following table details the computation of earnings per share on Earnings From Continuing Operations (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 1,	July 2,	July 1,
	2013	2012	2013	2012
Basic EPS:
Earnings From Continuing Operations, Net of Income Taxes	$32,147	$19,961	$87,826	$76,233
Weighted Average Common Shares Outstanding	48,934	48,785	48,909	48,738
Basic EPS	$0.66	$0.41	$1.80	$1.56

Diluted EPS:
Earnings From Continuing Operations, Net of Income Taxes	$32,147	$19,961	$87,826	$76,233
Weighted Average Common Shares Outstanding	48,934	48,785	48,909	48,738
Net Potential Common Share Equivalents - Stock Options	6	15	5	18
Net Potential Common Share Equivalents - Stock Awards	289	268	279	278
Weighted Average Common Shares Outstanding	49,229	49,068	49,193	49,034
Diluted EPS	$0.65	$0.41	$1.79	$1.55

Excluded from the calculation of common share equivalents:
Anti-Dilutive Common Share Equivalents - Stock Options	-	-	5	-
Anti-Dilutive Common Share Equivalents - Stock Awards	-	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. Accordingly, the impact of 113,000 performance shares for each of the 13 and 39 week periods ended July 2, 2013 and 106,000 performance shares for each of the 13 and 39 week periods ended July 1, 2012 were excluded from the computation of diluted shares.

To calculate the per share Loss From Discontinued Operations, Net and Net Earnings, the denominator for both basic and diluted per share data is the same as that used in the table above. The basic and diluted per share Loss From Discontinued Operations, Net and Net Earnings were as follows (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	July 2,	July1,	July 2,	July 1,
	2013	2012	2013	2012
Loss From Discontinued Operations, Net	$(1,088)	$(4,176)	$(1,088)	$(16,535)
Loss Per Share - Basic	$(0.02)	$(0.09)	$(0.02)	$(0.34)
Loss Per Share - Diluted	$(0.02)	$(0.09)	$(0.02)	$(0.34)

Net Earnings	$31,059	$15,785	$86,738	$59,698
Earnings Per Share - Basic	$0.63	$0.32	$1.77	$1.22
Earnings Per Share - Diluted	$0.63	$0.32	$1.76	$1.22

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

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 1,	July 2,	July 1,
	2013	2012	2013	2012
Pension Plan:
Service cost	$872	$608	$2,772	$2,218
Interest cost	3,421	4,195	11,071	12,097
Expected return on plan assets	(3,696)	(4,720)	(12,946)	(13,927)
Amortization of prior service cost	5	8	21	22
Recognized net actuarial loss	3,140	1,810	9,940	7,894
Net periodic pension expense	$3,742	$1,901	$10,858	$8,304

SERP:
Service cost	$(9)	$191	$582	$593
Interest cost	(59)	567	1,755	1,819
Amortization of prior service cost	(4)	44	131	135
Recognized net actuarial loss	1,798	326	2,710	914
Net periodic pension expense	$1,726	$1,128	$5,178	$3,461

Expense related to the Savings Plan amounted to $4,182,000 and $5,585,000 for the 13 weeks and $13,888,000 and $16,446,000 for the 39 weeks ended July 2, 2013 and July 1, 2012, respectively.

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2012 Annual Report, the Company's current funding policy for its Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. Based on actuarial calculations, the Company is not required to and does not expect to make a contribution to the Pension Plan in fiscal 2013.

Contributions to the SERP are equal to the benefit payments made during the year. The Company has contributed $899,000 during the 39 weeks ended July 2, 2013, and anticipates contributing approximately $300,000 more for expected future benefit payments during the remainder of fiscal 2013.

6. Equity Incentive Plans

The Company has various equity incentive plans that allow for the granting of incentive stock options, nonqualified stock options or stock awards such as performance shares and restricted stock. Since 2004, the Company's Board of Directors has approved stock awards in lieu of stock options for Company employees.

A summary of the status of the Company's stock awards as of the respective balance sheet dates, changes during the periods ending on those dates and the weighted average grant-date fair value (WAGFV) per share is presented below (shares in thousands):

	39 Weeks Ended
	July 2, 2013		July 1, 2012
	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	600	$35.94	797	$32.25
Granted	230	35.63	212	42.44
Vested	(178)	33.50	(389)	31.71
Forfeited	(16)	35.70	(3)	34.85
Non-vested at end of period	636	$36.04	617	$35.93

The total fair value of stock awards vested during the 39 weeks ended July 2, 2013 and July 1, 2012 was $5,978,000 and $12,359,000, respectively.

Stock awards are being expensed over the employees' five-year requisite service period in accordance with the graded vesting schedule. Compensation expense related to restricted awards amounted to $1,764,000 and $1,798,000 for the 13 weeks and $5,705,000 and $8,501,000 for the 39 weeks ended July 2, 2013 and July 1, 2012, respectively. Unamortized expense related to these awards as of July 2, 2013 amounted to $11,600,000 and have a weighted average recognition period of 1.89 years.

A summary of the status of the Company's stock option plans as of the respective balance sheet dates, changes during the periods ending on those dates and related weighted average exercise price per share is presented below (shares in thousands):

	39 Weeks Ended
	July 2, 2013		July 1, 2012
	Shares	Price	Shares	Price
Outstanding at beginning of period	36	$21.17	67	$18.77
Granted	10	42.02	-	-
Exercised	(20)	15.32	(20)	16.11
Outstanding and exercisable at end of period	26	$33.69	47	$19.87

As of July 2, 2013, all outstanding stock options were exercisable and the price per share ranged from $14.49 to $42.02. The total cash received from stock options exercised for the exercise price and related tax deductions is included in the Consolidated Condensed Statements of Shareholders' Equity. The Company has historically issued new shares to satisfy the stock options exercised.

The aggregate intrinsic value of stock options as of the respective balance sheet dates, and stock options exercised during the periods ending on those dates is presented below (in thousands):

	July 2, 2013	July 1, 2012
Intrinsic value of options outstanding and exercisable at end of period	$368	$992
Intrinsic value of stock options exercised during the 39-week period	467	493

The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option pricing model. The Company uses historical data to estimate the expected life, volatility and expected forfeitures in valuing the options. The risk-free rate is based on the U.S. Treasury rate in effect at the time of grant. The weighted average fair value for stock options granted in fiscal 2013 was $12.34 per option and was based on the following weighted average assumptions: An expected life of 7.33 years; a risk-free interest rate of 1.43%; volatility of 31.88%; and a dividend yield of 1.59%. There were no stock options granted during fiscal 2012. Compensation expense related to stock options amounted to $123,000 for each of the 13 and 39 week periods of fiscal 2013. There was no compensation expense related to stock options in fiscal 2012.

7. Inventories

The following table summarizes the components of inventories as of the respective balance sheet dates (in thousands):

	July 2, 2013	October 2, 2012
Finished Goods	$306,080	$301,102
Raw Materials	4,089	4,004
Total Inventories	$310,169	$305,106

8. Property

The following table summarizes the components of property as of the respective balance sheet dates (in thousands):

	July 2, 2013	October 2, 2012
Land	$30,167	$30,167
Buildings and Improvements	242,388	233,538
Machinery and Equipment	946,094	890,500
Leasehold Improvements	891,309	838,792
Construction in Progress	83,786	77,707
Total, at Cost	2,193,744	2,070,704
Accumulated Depreciation and Amortization	(1,063,302)	(968,001)
Property, Net	$1,130,442	$1,102,703

Depreciation and amortization expense for property was $37,196,000 and $33,852,000 for the 13 weeks and $110,090,000 and $100,201,000 for the 39 weeks ended July 2, 2013 and July 1, 2012, respectively.

9. Goodwill

The Lowes Foods transaction was accounted for as a business acquisition whereby the Company recorded goodwill of $23.2 million during the third quarter of fiscal 2012. Subsequent to the acquisition, the Company made an assessment for goodwill impairment on those stores that would not be integrated into the operations, resulting in the Company recording goodwill impairment of $3.9 million in the third quarter of fiscal 2012. On an annual basis, the Company performs a fair value-based impairment test on the net book value of goodwill and will perform the same procedures on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The annual impairment test is expected to be conducted in the fourth quarter of fiscal 2013 and no events have occurred subsequent to the fourth quarter of fiscal 2012 that required the Company to perform an interim test.

10. Intangible Assets

The carrying amount of intangible assets as of the respective balance sheet dates was as follows (in thousands):

	July 2, 2013	October 2, 2012
Acquired Favorable Operating Leases	$20,740	$20,740
Pharmacy Scripts	602	602
Total Amortizing Intangibles	21,342	21,342
Accumulated Amortization	(7,263)	(6,303)
Total Intangible Assets, Net of Accumulated Amortization	$14,079	$15,039

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $320,000 and $293,000 for the 13 weeks and $960,000 and $829,000 for the 39 weeks ended July 2, 2013 and July 1, 2012, respectively. Amortizing intangible assets have remaining useful lives from one to 16 years. Projected amortization expense for intangible assets existing as of July 2, 2013 is: $316,000 for the remainder of fiscal 2013 and $1,220,000, $1,075,000, $1,075,000 and $1,075,000 for fiscal years 2014, 2015, 2016 and 2017, respectively.

11. Intangible Liabilities

In connection with the Lowes Foods transaction, the Company recorded intangible liabilities associated with unfavorable operating lease contracts which are included with other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The carrying amount of intangible liabilities as of the respective balance sheet dates was as follows (in thousands):

	July 2, 2013	October 2, 2012
Acquired Unfavorable Operating Leases	$2,199	$2,199
Accumulated Amortization	(171)	(52)
Total Intangible Liabilities, Net of Accumulated Amortization	$2,028	$2,147

Amortization for intangible liabilities was $40,000 for the 13 weeks and $119,000 for the 39 weeks ended July 2, 2013, respectively. Intangible liabilities are amortized over the primary term of the underlying lease contracts which have remaining terms from 11 to 15 years. Projected amortization for intangible liabilities existing as of July 2, 2013 is $40,000 for the remainder of fiscal 2013 and $159,000 per year for the fiscal years 2014 through 2017.

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

		Option Period		Price Per Gallon
Contract Date	Gallons Under Options	Begin	End	Low	High
01-05-11	1,344,000	05-01-11	11-30-11	$2.43	$2.80
08-05-11	1,218,000	12-01-11	05-31-12	$2.77	$3.13
10-04-11	1,260,000	06-01-12	11-30-12	$2.50	$2.88
05-08-12	1,260,000	12-01-12	11-30-13	$2.84	$3.20
06-07-12	1,260,000	12-01-12	11-30-13	$2.59	$2.96
05-01-13	1,008,000	12-01-13	11-30-14	$2.66	$2.87
06-05-13	1,050,000	12-01-13	11-30-14	$2.71	$2.92

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of July 2, 2013:
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$94	$-	$94	$-
Net purchase options (included with Accounts
Payable on the balance sheet)	$29	$-	$29	$-

Fair Value Measurement as of October 2, 2012:
Net purchase options (included with Prepaid Expenses
and Other Current Assets on the balance sheet)	$302	$-	$302	$-
Net purchase options (included with Accounts
Payable on the balance sheet)	$25	$-	$25	$-

There were no transfers into or out of Level 1 and Level 2 fair-value measurements during the period ended July 2, 2013.

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

The pre-tax unrealized gains (losses) associated with the cash flow hedges were as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 2,	July 1,	July 2,	July 1,
	2013	2012	2013	2012
Unrealized gains (loss) recognized in other comprehensive income	$(142)	$(905)	$(221)	$552

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt approximates its carrying amount. The estimated fair value of the Company's senior notes due at various dates through 2017 (which accounts for approximately 98% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's senior notes and its carrying amount outstanding as of the balance sheet dates is as follows (in thousands):

	July 2, 2013	October 2, 2012
Senior notes - estimated fair value	$122,788	$127,730
Senior notes - carrying amount	100,000	100,000

14. Commitments and Contingencies

The Company is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

In connection with the closing of certain store locations, the Company has assigned leases to several other sub-tenants with recourse. These various leases expire over the next eight years and the future minimum lease payments totaling $29,243,000 over this period have been assumed by the other sub-tenants.

15. Subsequent Event

On July 8, 2013, the Company and The Kroger Co. ("Kroger") entered into a definitive merger agreement under which Kroger will purchase all outstanding shares of the Company for $49.38 per share in cash. The terms of the agreement were approved by the Boards of Directors of both companies. The merger is expected to close following the satisfaction of customary closing conditions including approval by the Company's shareholders and regulatory approval.

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

In June 2012, the Company completed its purchase and sale agreement with Lowe's Foods, Inc. ("Lowes Foods"). Per the agreement Harris Teeter acquired ten Lowes Foods store locations in the central Carolinas region and Lowes Foods acquired six Harris Teeter store locations in western North Carolina. The majority of the stores acquired were temporarily closed for remodeling, stocking and training of employees. Six of the acquired stores were re-opened during the fourth quarter of fiscal 2012 and two of the acquired stores were re-opened under a new format and banner - "201central" in the first quarter of fiscal 2013. The 201central format features a worldwide variety of wine, beer, specialty foods and other selected merchandise.

The Company has continued with its planned new store development program. Since the end of the third quarter of fiscal 2012, the Company has opened twelve new stores and closed one store that will be replaced with a new store to be opened in fiscal 2014, for a net addition of eleven stores. In addition, one store was temporarily closed in the third quarter of fiscal 2012 due to damage caused by flooding. The Company currently anticipates re-opening the temporarily closed store during the first quarter of fiscal 2014. The Company operated 212 stores as of July 2, 2013. Much of the new store growth is focused on expanding the Company's Washington, D.C. metro area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware.

On July 8, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Kroger Co. ("Kroger") and Hornet Acquisition, Inc. ("Merger Sub"), a wholly owned subsidiary of Kroger. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Kroger. Under the terms of the Merger Agreement, the Company's shareholders will receive $49.38 in cash for each share of common stock they own. The transaction is subject to approval by the Company's shareholders, receipt of regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended) and other customary closing conditions, and is expected to close in the fourth quarter of calendar year 2013. Following consummation of the merger, our stock will be delisted from the New York Stock Exchange. The Company is required to continue to operate its business in the ordinary course pending the merger and not take certain specified actions prior to the completion of the proposed merger. As a result, the merger poses certain risks to the Company during the pendency of the transaction. See "Risk Factors." in Part II, Item 1A.

Quarterly Results

The following table sets forth the components of consolidated net earnings for the Company for the 13 weeks ended July 2, 2013 and July 1, 2012, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	July 2, 2013		July 1, 2012
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$1,185,842	100.00	$1,152,676	100.00	2.9
Cost of Sales	823,658	69.46	804,337	69.78	2.4
Gross Profit	362,184	30.54	348,339	30.22	4.0
SG&A Expenses	307,138	25.90	315,781	27.40	(2.7)
Operating Profit	55,046	4.64	32,558	2.82	69.1
Interest Expense, net	3,890	0.33	4,129	0.36	(5.8)
Earnings From Continuing Operations Before
Income Taxes	51,156	4.31	28,429	2.46	79.9
Income Tax Expense	19,009	1.60	8,468	0.73	124.5
Earnings From Continuing Operations, Net	32,147	2.71	19,961	1.73	61.0
Loss From Discontinued Operations, Net of
Income Taxes	(1,088)	(0.09)	(4,176)	(0.36)	n.m.
Net Earnings	$31,059	2.62	$15,785	1.37	96.8

n.m. - not meaningful

Sales

Net sales increased 2.9% in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (see definition below) increased 1.29% ($14.3 million) in the third quarter of fiscal 2013 and 3.70% ($39.3 million) in the third quarter of fiscal 2012. Fiscal 2013 third quarter comparable store sales were negatively impacted by the shift of both the Easter and Fourth of July Holidays. Sales for the Easter Holiday were reported in the Company's second quarter of fiscal 2013, as compared to the third quarter of fiscal 2012; in addition, sales for the day before the Fourth of July Holiday will be reported in the Company's fourth quarter of fiscal 2013, but was included in the third quarter of fiscal 2012. Management estimates that the negative impact due to the shift in the holiday periods was 70 basis points for the current quarterly period. The increase in sales from new stores exceeded the loss of sales from closed stores by $21.2 million from the comparable prior year period. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that the Company's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling the Company to capture sales and expand market share as the markets it serves continue to grow. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to the customers. During the third quarter of fiscal 2013, on a comparable store basis, the average number of items sold declined by 0.45% from the third quarter of fiscal 2012; however, the average number of items sold increased by 0.18% between the comparable quarters when adjusting for the shift in the holidays. The Company experienced an average decrease in active households per comparable store (based on VIC data) of 0.09% for the third quarter of fiscal 2013; however, the average number of households increased by 0.14% when adjusting for the shift in the holidays. Store brand unit penetration increased by 54 basis points to 24.34% in the third quarter of fiscal 2013 from 23.80% in the third quarter of fiscal 2012. Store brand penetration based on sales dollars increased by 32 basis points to 25.22% in the third quarter of fiscal 2013 from 24.90% in the third quarter of fiscal 2012.

The Company considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," the Company has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed as a result of the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period. If the location is closed during the construction period, or if the location is completely rebuilt, it is reported as a replacement store and included in the same store sales calculation for the weeks actually open.

Gross Profit

Gross profit as a percent of sales for the third quarter of fiscal 2013 increased 32 basis points from the prior year period, driven by improved retail gross profit margins. The LIFO charge for the third quarter of fiscal 2013 was zero, as compared to $1.5 million (0.13% of sales) in the third quarter of fiscal 2012. The Company currently estimates that it will experience minimal product cost inflation during fiscal 2013.

Selling, General and Administrative Expenses

SG&A expense dollars and margin for the third quarter of fiscal 2013 decreased by $8.6 million and 150 basis points, respectively from the prior year period. As reported in the prior year, the operating results for the third quarter of fiscal 2012 included $22.3 million of impairment losses and other incremental costs associated with the store purchase and sale transaction with Lowes Foods ("Lowes Foods Transaction Costs") and gains of $3.1 million recognized from life insurance proceeds. The net impact of these items effectively increased SG&A expenses by $19.2 million, or 167 basis points for the third quarter of fiscal 2012. SG&A expenses for the third quarter of fiscal 2013 (excluding advertising and support department costs) for stores opened, or to be opened, during fiscal 2012 and fiscal 2013 increased by $13.1 million over the third quarter of fiscal 2012. Store labor and associated benefit costs increased from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 by $1.7 million driven by new store growth; however, these costs represented a 21 basis point reduction as a percent of sales. Advertising and support department costs increased by $6.3 million between the third quarter of fiscal 2012 and the third quarter of fiscal 2013 which represented a 46 basis point increase on a percent of sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $1.9 million (0.16% of sales) for the third quarter of fiscal 2013, as compared to $1.6 million (0.14% of sales) for the third quarter of fiscal 2012 (excluding the stores acquired from Lowes Foods). Pre-opening costs fluctuate between periods depending on the new store opening schedule and market location.

Operating Profit

Operating profit increased by $22.5 million, or 182 basis points, between the third quarter of fiscal 2012 and the third quarter of fiscal 2013 as a result of the changes in gross profit and SG&A expenses discussed above. The operating profit change between the third quarter of fiscal 2012 and the third quarter of fiscal 2013 included a net decrease of $1.8 million, or 15 basis points, related to the current year operating results (which include start-up costs) of the ten stores acquired from Lowes Foods and the prior year operating results of the six stores sold to Lowes Foods.

Interest and Income Taxes

Net interest expense (interest expense less interest income) for the third quarter of fiscal 2013 decreased by $0.2 million from the prior year period. The effective consolidated income tax rate on continuing operations for the third quarter of fiscal 2013 was 37.2% as compared to 29.8% for the third quarter of fiscal 2012. As reported in the prior year, the effective tax rate for the third quarter of fiscal 2012 was favorably impacted by the non-taxable gains on insurance proceeds.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $32.1 million, or $0.65 per diluted share, for the third quarter of fiscal 2013, as compared to $20.0 million, or $0.41 per diluted share, for the third quarter of fiscal 2012. As previously reported, the Lowes Foods Transaction Costs reduced earnings from continuing operations after tax by $13.5 million, or $0.28 per diluted share and the life insurance gains increased earnings from continuing operations after tax by $3.1 million, or $0.07 per diluted share in the third quarter of fiscal 2012.

Discontinued Operations

The loss from discontinued operations in the third quarter of fiscal 2013 resulted from adjustments required to true up the tax benefits realized from the loss on the sale of A&E. The loss from discontinued operations in the third quarter of fiscal 2012 included an income tax expense adjustment of $3.5 million for establishing a reserve against future utilization of tax benefits as a result of the A&E purchase price allocation which re-categorized more of the loss on sale as a capital loss.

Year-To-Date Results

The following table sets forth the components of consolidated net earnings for the Company for the 39 weeks ended July 2, 2013 and July 1, 2012, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	July 2, 2013		July 1, 2012
		% of Net Sales		% of Net Sales	% Inc. (Dec.)
Net Sales	$3,516,010	100.00	$3,392,621	100.00	3.6
Cost of Sales	2,459,512	69.95	2,373,905	69.97	3.6
Gross Profit	1,056,498	30.05	1,018,716	30.03	3.7
SG&A Expenses	904,681	25.73	887,410	26.16	1.9
Operating Profit	151,817	4.32	131,306	3.87	15.6
Interest Expense, net	12,282	0.35	12,119	0.36	1.3
Earnings From Continuing Operations Before
Income Taxes	139,535	3.97	119,187	3.51	17.1
Income Tax Expense	51,709	1.47	42,954	1.26	20.4
Earnings From Continuing Operations, Net	87,826	2.50	76,233	2.25	15.2
Loss From Discontinued Operations, Net of
Income Taxes	(1,088)	(0.03)	(16,535)	(0.49)	n.m.
Net Earnings	$86,738	2.47	$59,698	1.76	45.3

Sales

Net sales increased 3.6% in the first nine months of fiscal 2013, as compared to the first nine months of fiscal 2012. The increase in net sales was attributable to an increase in comparable store sales and sales from new stores that were partially offset by store closings. Comparable store sales (as previously defined) increased 2.48% ($80.8 million) in the first nine months of fiscal 2013 and 4.30% ($133.7 million) in the first nine months of fiscal 2012. Comparable store sales for the first nine months of fiscal 2013 were negatively impacted by the shift of the Fourth of July Holiday. Sales for the day before the Fourth of July Holiday will be reported in the Company's fourth quarter of fiscal 2013, but was included in the third quarter of fiscal 2012. Management estimates that the negative impact due to the shift in the Fourth of July Holiday was 13 basis points for the first nine months of fiscal 2013. The increase in sales from new stores exceeded the loss of sales from closed stores by $52.5 million from the comparable prior year period. As noted previously, comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to their customers. During the first nine months of fiscal 2013, on a comparable basis and excluding the effects of the holiday shift, the average number of items sold increased by 1.22%. In addition, the Company experienced average increases in active households per comparable store (based on VIC data) of 0.88% for the first nine months of fiscal 2013, evidencing a continued growing customer base in those stores. Store brand unit penetration increased 38 basis points to 24.48% for the first nine months of fiscal 2013 from 24.10% in the first nine months of fiscal 2012. Store brand penetration based on sales dollars increased by 20 basis points to 25.24% in the first nine months of fiscal 2013 from 25.04% in the first nine months of fiscal 2012.

Gross Profit

Gross profit as a percent of sales for the first nine months of fiscal 2013 remained relatively flat with only a 2 basis point increase from the prior year period. The LIFO charge for the first nine months of fiscal 2013 was $0.7 million (0.02% of sales), as compared to $7.4 million (0.22% of sales) in the first nine months of fiscal 2012. The Company currently estimates that it will experience minimal product cost inflation during fiscal 2013.

Selling, General and Administrative Expenses

SG&A expense for the first nine months of fiscal 2013 increased by $17.3 million over the first nine months of fiscal 2013; however, SG&A expense as a percent of sales decreased by 43 basis points between the comparable periods. As discussed above, the operating results for the first nine months of fiscal 2012 included $22.3 million of Lowes Foods Transaction Costs and insurance gains of $3.1 million for a net impact that effectively increased SG&A expenses by $19.2 million, or 57 basis points for the first nine months of fiscal 2012. SG&A expenses during the first nine months of fiscal 2013 (excluding advertising and support department costs) for stores opened, or to be opened, during fiscal 2012 and fiscal 2013 increased by $40.5 million over the previous year comparable period. Store labor and associated benefit costs increased from the first nine months of fiscal 2012 to the first nine months of fiscal 2013 by $13.6 million, driven by new store growth; however, these costs represented a 5 basis point reduction as a percent of sales. Advertising and support department costs increased by $2.8 million between the first nine months of fiscal 2012 and the first nine months of fiscal 2013 which represented a 2 basis point decrease on a percent of sales basis. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $3.6 million (0.10% of sales) for the first nine months of fiscal 2013, as compared to $4.5 million (0.13% of sales) for the first nine months of fiscal 2012 (excluding the stores acquired from Lowes Foods). Pre-opening costs fluctuate between reporting periods depending on the new store opening schedule and market location.

Operating Profit

Operating profit increased by $20.5 million, or 45 basis points, between the first nine months of fiscal 2012 and the first nine months of fiscal 2013 as a result of the changes in gross profit and SG&A expenses discussed above. The operating profit change between the first nine months of fiscal 2012 and the first nine months of fiscal 2013 included a net decrease of $7.6 million, or 22 basis points, related to the current year operating results (which include start-up costs) of the ten stores acquired from Lowes Foods and the prior year operating results of the six stores sold to Lowes Foods.

Interest and Income Taxes

Net interest expense (interest expense less interest income) for the first nine months of fiscal 2013 increased by $0.2 million from the prior year period. As previously reported, net interest expense for the first nine months of fiscal 2012 included a reversal of accrued interest amounting to $1.3 million that was associated with a reduction of the Company's unrecognized tax liabilities of $3.8 million. The effective consolidated income tax rate on continuing operations for the first nine months of fiscal 2013 was 37.1% as compared to 36.0% for the first nine months of fiscal 2012. As reported in the prior year, the fiscal 2012 effective tax rate was favorably impacted by the non-taxable gains on insurance proceeds received in the third quarter of fiscal 2012.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $87.8 million, or $1.79 per diluted share, for the first nine months of fiscal 2013, as compared to $76.2 million, or $1.55 per diluted share, for the first nine months of fiscal 2012. As previously reported, the Lowes Foods Transaction costs reduced earnings from continuing operations after tax by $13.5 million, or $0.28 per diluted share, the life insurance gains increased earnings from continuing operations after tax by $3.1 million, or $0.07 per diluted share, and the interest expense reversal increased earnings from continuing operations after tax by $0.8 million, or $0.01 per diluted share during the first nine months of fiscal 2012.

Discontinued Operations

The following table sets forth the components of discontinued operations for the 39 weeks ended July 2, 2013 and July 1, 2012, respectively (in thousands):

	July 2, 2013	July 1, 2012
Net Sales	$-	$30,313
Cost of Sales	-	23,205
Gross Profit	-	7,108
SG&A Expenses	-	22,824
Operating Loss	-	(15,716)
Interest Expense	-	19
Interest Income	-	(17)
Less Net Earnings Attributable to Noncontrolling Interest	-	37
Loss on Disposition of Discontinued Operations	-	3,281
Loss on Discontinued Operations	-	(19,036)
Income Tax Expense (Benefit)	1,088	(2,501)
Loss From Discontinued Operations, Net of Income Taxes	$(1,088)	$(16,535)

The loss from discontinued operations for the first nine months of fiscal 2013 resulted from adjustments required to true up the tax benefits realized from the loss on the sale of A&E. As previously reported, the pre-tax loss from discontinued operations for the first nine months of fiscal 2012 of $19.0 million were primarily driven by non-cash charges for the settlement of pension liabilities and other employee benefits in connection with the sale of A&E and income tax expense from discontinued operations included deferred tax expense of $3.5 million relating to a valuation allowance for additional capital losses recognized in connection with the A&E transaction.

Outlook

The Company's operating performance and strong financial position provide the flexibility to continue our store development program that includes new and replacement stores along with the remodeling and expansion of existing stores. During the fourth quarter of fiscal 2013, the Company plans to open four new stores and complete major remodels on two stores (both of which will be expanded in size). The fiscal 2013 store development program is expected to result in a 4.2% increase in retail square footage, as compared to a 4.1% increase in fiscal 2012. The Company currently anticipates re-opening the temporarily closed store in the Washington D.C. area during the first quarter of fiscal 2014. Management routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

The new store program anticipates the continued expansion of the Company's existing markets, including the Washington, D.C. metro area, which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. Real estate development by its nature is both unpredictable and subject to external factors including weather, construction schedules and costs. Any change in the amount and timing of new store development can impact the expected capital expenditures, sales and operating results.

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

As described above, on July 8, 2013, the Company and Kroger entered into the Merger Agreement under which Kroger will purchase all outstanding shares of the Company for $49.38 per share in cash. The transaction is subject to approval by the Company's shareholders, receipt of regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended) and other customary closing conditions, and is expected to close in the fourth quarter of calendar year 2013. The Company is required to continue to operate its business in the ordinary course pending the merger and not take certain specified actions prior to the completion of the proposed merger.

Capital Resources and Liquidity

The Company's principal source of liquidity is cash on hand, cash generated from operating activities and borrowings available under the Company's credit facility. During the 39 weeks ended July 2, 2013, operating activities generated $178.6 million of cash as compared to $114.0 million in the comparable period last year. The increase from the prior year period was due to higher net earnings and the timing of accruals and related payments associated with normal operations. Investing activities during the 39 weeks ended July 2, 2013 used $130.0 million of cash, as compared to providing cash of $35.3 million in the comparable prior year period. The sale of A&E provided cash of approximately $170 million during the 39 weeks ended July 1, 2012. Financing activities during the 39 weeks ended July 2, 2013 used $50.6 million of cash, as compared to $105.9 million being used during the same period of the prior year. Financing activities in fiscal 2013 included $47.0 million for the payment of dividends, of which $24.7 million represented a special cash dividend paid by the Company in December 2012. Financing activities in fiscal 2012 included $80 million for the prepayment of term loans existing under the Company's credit facility.

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

As of July 2, 2013, the Company was in compliance with all financial covenants of the amended credit facility and no amounts were drawn under the revolving credit facility. Issued letters of credit reduced the amount available for borrowings under the amended credit facility and amounted to $28.9 million as of July 2, 2013. In addition to the $321.1 million of borrowings available under the Company's amended credit facility, the Company has the capacity to borrow up to an aggregate amount of $29.1 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of July 2, 2013, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the additional borrowings available under the amended credit facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's amended credit facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Consolidated capital expenditures are expected to total approximately $200 million and $205 million for fiscal 2013 and fiscal 2014, respectively. The Company anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2013, as well as in the foreseeable future. The Company has sufficient resources through cash on hand, internally generated funds and borrowings available under its credit facility to complete the planned capital investment. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit in January 2017.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. There were no material changes in the scheduled maturities of the Company's contractual obligations as of July 2, 2013, as disclosed in the table under the heading "Contractual Obligations and Commercial Commitments" in the Company's 2012 Annual Report.

Subsequent to July 2, 2013, the Company funded certain benefit obligations by transferring additional assets into a Rabbi Trust, as required by the change of control provisions of the trust agreement, in connection with the Company's announcement of the Merger Agreement. The Company transferred cash of $48.4 million and Company-owned life insurance policies with cash surrender values aggregating approximately $41.4 million into the trust.

In connection with the closing of certain store locations, the Company has assigned leases to several sub-tenants with recourse. These leases expire over the next 8 years, and the future minimum lease payments of approximately $29.2 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by the Company, the approximate aggregate amounts due by year would be as follows: $2.0 million for the remainder of fiscal 2013 (21 stores), $7.4 million in fiscal 2014 (21 stores), $6.1 million in fiscal 2015 (17 stores), $4.9 million in fiscal 2016 (11 stores), $3.6 million in fiscal 2017 (8 stores) and $5.2 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers' compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance reserves and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $28.9 million at July 2, 2013.

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

•Unexpected outcomes of any legal proceedings arising in the normal course of business of the Company;

•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•The failure to receive, on a timely basis or otherwise, approval of the merger proposal by our shareholders or the approval of government or regulatory agencies with regard to the Merger Agreement or merger;

•The failure of one or more conditions to the closing of the Merger Agreement to be satisfied;

•The amount of the costs, fees, expenses and charges related to the Merger Agreement or merger;

•Risks arising from the merger's diversion of management's attention from our ongoing business operations;

•Risks that our stock price may decline significantly if the merger is not completed; and,

•The ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the completion of the merger.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of July 2, 2013, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the Company's third quarter of fiscal 2013, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On July 16, 2013, a purported class action complaint relating to the merger, Priscilla Gerlach v. Thomas W. Dickson, et. al., General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina (Case No. 13-CVS-12579), was filed on behalf of a putative class of the Company's public shareholders. The complaint names as defendants the members of the Company's board of directors, the Company, Kroger and Merger Sub. The complaint generally alleges that the members of the Company's board of directors breached their fiduciary duties to the Company's shareholders and that the other defendants aided and abetted that breach.

On August 1, 2013, a second purported class action complaint relating to the merger, Westmoreland County Employees Retirement Fund v. John R. Belk, et. al., General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina (Case No. 13-CVS-513852), was filed. The Westmoreland action also names as defendants the members of the Company's board of directors, the Company, Kroger and Merger Sub and makes allegations similar to those in the Gerlach action. Unlike the Gerlach action, the Westmoreland action also purports to assert derivative claims on behalf of the Company.

Both the Gerlach action and the Westmoreland action seek, among other things, injunctive relief preventing the consummation of the merger, damages, and an award of plaintiff's expenses and attorneys' fees. The outcome of these lawsuits is uncertain. The Company and the Company's board of directors believe that the claims asserted in each suit are without merit and intend to defend themselves vigorously against the claims.

Item 1A. Risk Factors

Except as provided below, there are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's 2012 Annual Report.

Risk Factors Related to the Proposed Merger Agreement with Kroger

We may not be able to obtain satisfaction of all conditions to complete our merger with a subsidiary of Kroger, including the approval of the Company's shareholders, in the anticipated timeframe.

As previously announced, on July 8, 2013, the Company, Kroger and Merger Sub entered into a merger agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Kroger.

The consummation of the merger is subject to customary closing conditions. A number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) receiving the required approval of the Company's shareholders and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. It also is possible that an event, change, circumstance, occurrence, effect or state of facts that could result in a material adverse effect to the Company may occur, which may give Kroger the ability to avoid completing the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the merger, such delay or failure to complete the merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

While the merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the pending merger is completed, the pending merger may disrupt the current plans and operations of the Company, which could have an adverse effect on our business and financial results. The pendency of the merger may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending merger and the uncertainties may impact our ability to retain, recruit and hire key personnel while the merger is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the merger. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the pending merger and some may be hesitant to do business with us in light of uncertainties about our ability to perform due to the pending merger. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our financial results may be adversely affected.

The pursuit of the merger and preparations for integration have placed and will continue to place a significant burden on many employees and internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with a combined company, our business and financial results may be adversely affected.

In addition, whether or not the merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our business results and financial condition.

In addition, the merger agreement generally requires the Company to operate its business in the ordinary course of business pending consummation of the merger and it also restricts the Company from taking certain actions with respect to its business and financial affairs without Kroger's consent, including without limitation a restriction on our ability to pay dividends other than regularly quarterly cash dividends in the ordinary course of business consistent with past practice, not exceeding $0.15 per share, and these restrictions could be in place for an extended period of time if the consummation of the merger is delayed. For these and other reasons, the pendency of the merger could adversely affect our business and financial results.

In the event that the pending merger is not completed, the trading price of the Company's common stock and the Company's future business and financial results may be negatively affected.

The conditions to the completion of the merger may not be satisfied as noted above. If the merger is not completed for any reason, we would still remain liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed merger. For these and other reasons, a failed merger could adversely affect our business and financial results. Furthermore, if we do not complete the merger, the price of our common stock may decline significantly from the current market price which reflects a market assumption that the merger will be completed with shareholders receiving $49.38 for each share of Company common stock held. Certain costs associated with the merger have already been incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction.

If the merger agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee or a break-up fee to Kroger. These costs could require us to use available cash that would have otherwise been available for general corporate purposes.

If the merger is not completed, in certain circumstances, we would still be liable for significant transaction costs incurred by us and could also be required to pay a termination fee of $75 million. If the merger agreement is terminated, the termination fee we may be required to pay, if any, under the merger agreement may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

Pending litigation against the Company and our directors could result in an injunction preventing completion of the merger, and significant litigation costs that could adversely affect our financial condition.

Since the announcement on July 9, 2013 of the signing of the merger agreement, the Company, as well as the members of the Company's board of directors, Kroger and Merger Sub, have been named as defendants in two lawsuits, each filed on behalf of a putative class of our public shareholders, generally alleging that the members of the Company's board of directors breached their fiduciary duties to our shareholders and that the other defendants aided and abetted that breach. One of the suits also purports to bring derivative claims on behalf of the Company. The suits seek, among other things, injunctive relief preventing the consummation of the merger and an award of plaintiff's expenses and attorneys' fees. The outcome of these suits is uncertain.

One of the conditions to the closing of the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction be in effect or statute, rule, regulation, order, injunction or decree be enacted, entered or enforced by any governmental entity that prohibits or makes illegal the consummation of the merger or any other transactions contemplated by the merger agreement. Consequently, if the plaintiffs were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants' ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame or at all. If completion of the merger is prevented or delayed, it could result in substantial costs to us. In addition, the Company is incurring and will continue incurring significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of its equity securities during the quarter ended July 2, 2013.

The following table summarizes the Company's purchases of its common stock during the quarter ended July 2, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2013 to May 7, 2013	0	n.a.	0	2,767,169
May 8, 2013 to June 4, 2013	0	n.a.	0	2,767,169
June 5, 2013 to July 2, 2013	0	n.a.	0	2,767,169
Total	0	n.a.	0	2,767,169

(1)	In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of July 2, 2013, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended July 2, 2013. The stock buyback program has no set expiration or termination date. The Merger Agreement restricts the Company's ability to purchase, redeem or otherwise acquire any shares of its common stock or other securities.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of July 8, 2013, by and among The Kroger Co., Hornet Acquisition, Inc. and Harris Teeter Supermarkets, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated July 8, 2013 (Commission File No. 1-6905). Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

3.1*	Restated Articles of Incorporation of the Registrant as in effect as of the date hereof, incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated August 16, 2012 (Commission File No. 1-6905).

10.1	Amendment No. 6 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of May 10, 2013.

10.2	Summary of Executive Officer Incentive Bonus Plan, effective as of July 8, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS TEETER SUPERMARKETS, INC.
(Registrant)
Dated: August 8, 2013	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No. (per Item 601 of Reg. S-K)	Description of Exhibit	Sequential Page No.

2.1*	Agreement and Plan of Merger, dated as of July 8, 2013, by and among The Kroger Co., Hornet Acquisition, Inc. and Harris Teeter Supermarkets, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated July 8, 2013 (Commission File No. 1-6905). Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

3.1*	Restated Articles of Incorporation of the Registrant as in effect as of the date hereof, incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated August 16, 2012 (Commission File No. 1-6905).

10.1	Amendment No. 6 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of May 10, 2013.

10.2	Summary of Executive Officer Incentive Bonus Plan, effective as of July 8, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Harris Teeter Supermarkets, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

*Incorporated by reference.