Form 10-K
period 2013-10-01
HARRIS TEETER SUPERMARKETS, INC.
filed 2013-12-02
CIK 85704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
	[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: October 1, 2013

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number:    1-6905

HARRIS TEETER SUPERMARKETS, INC.
(Exact name of registrant as specified in its charter)
North Carolina	56-0905940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Crestdale Road, Matthews, North Carolina	28105
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 844-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock	New York Stock Exchange

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
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, April 2, 2013, was $1,885,137,000. The registrant has no non-voting stock.

    As of November 21, 2013, the registrant had outstanding 49,503,036 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2014 Annual Meeting of Shareholders are incorporated by reference into Part III, or, in the event the Registrant does not prepare and file such proxy statement, will be provided instead by an amendment to this report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report. (With the exception of those portions which are specifically incorporated by reference in this report, any such proxy statement is not deemed to be filed or incorporated by reference as part of this report.)

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 1, 2013

PART I

Item 1. Business

Harris Teeter Supermarkets, Inc. (the "Company"), through its primary subsidiary Harris Teeter, Inc. ("Harris Teeter"), operates a regional chain of supermarkets in eight states primarily in the southeastern and mid-Atlantic United States, and the District of Columbia. The Company was also engaged in the manufacturing and distribution of industrial sewing thread through its American & Efird business ("A&E") until it sold A&E on November 7, 2011.

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

On July 8, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Kroger Co. ("Kroger") and Hornet Acquisition, Inc. ("Merger Sub"), a wholly owned subsidiary of Kroger. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Kroger. Under the terms of the Merger Agreement, at the effective time of the merger the Company's shareholders will receive $49.38 in cash for each share of common stock they own. The transaction has been approved by the Company's shareholders; however, it remains subject to regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended) and other customary closing conditions, and is expected to close in the fourth quarter of calendar year 2013 or the first quarter of calendar year 2014. Following consummation of the merger, the Company's stock will be delisted from the New York Stock Exchange. The Company is required to continue to operate its business in the ordinary course pending the merger and not take certain specified actions prior to the completion of the proposed merger. As a result, the merger poses certain risks to the Company during the pendency of the transaction. See "Risk Factors." in Item 1A below.

In fiscal 2013, the Company achieved net sales of $4.7 billion, gross profit of $1.4 billion and operating profit of $194 million. At the end of fiscal 2013, the Company and its subsidiaries had consolidated assets totaling $2.0 billion. The Company's consolidated working capital as of October 1, 2013 consisted of $606 million in current assets and $452 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the statements of consolidated cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items in the Company's operations.

The Company currently has approximately 25,800 employees, consisting of 11,200 full-time and 14,600 part-time individuals, none of whom are represented by a union. The Company considers its employee relations to be good.

As of the end of fiscal 2013, the Company operated 216 supermarkets located in North Carolina (142), Virginia (39), South Carolina (14), Maryland (8), Tennessee (5), Delaware (3), District of Columbia (3), Florida (1) and Georgia (1). These supermarkets offer a full assortment of groceries, produce, meat and seafood, delicatessen items, bakery items, wines and non-food items such as health and beauty care, general merchandise and floral. In addition, the Company operated pharmacies in 150 of its supermarkets as of the end of fiscal 2013. Retail supermarket operations are supported by two company-owned distribution centers and one company-owned dairy production facility. Other than milk, yogurt and ice cream produced by the company-owned facility, the Company purchases most of the products it sells, including its store brand products, from outside suppliers or directly from the manufacturers.

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

Available Information

The Company's Internet address is www.harristeeter.com. The Company makes available, free of charge, on or through its website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the "SEC").

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

Risk Factors Related to the Merger Agreement

We may not be able to obtain satisfaction of all conditions to complete our merger with a subsidiary of Kroger in the anticipated timeframe.

The consummation of the merger is subject to customary closing conditions. A number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. It also is possible that an event, change, circumstance, occurrence, effect or state of facts that could result in a material adverse effect to the Company may occur, which may give Kroger the ability to avoid completing the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the merger, such delay or failure to complete the merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

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

In addition, the Merger Agreement generally requires the Company to operate its business in the ordinary course of business pending consummation of the merger and it also restricts the Company from taking certain actions with respect to its business and financial affairs without Kroger's consent, including without limitation a restriction on our ability to pay dividends other than regular quarterly cash dividends in the ordinary course of business consistent with past practice, not exceeding $0.15 per share, and these restrictions could be in place for an extended period of time if the consummation of the merger is delayed. For these and other reasons, the pendency of the merger could adversely affect our business and financial results.

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

One of the conditions to the closing of the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction be in effect or statute, rule, regulation, order, injunction or decree be enacted, entered or enforced by any governmental entity that prohibits or makes illegal the consummation of the merger or any other transactions contemplated by the Merger Agreement. Consequently, if any person or entity were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame or at all. If completion of the merger is prevented or delayed, it could result in substantial costs to us.

Risks Relating to the Industry and our Business

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

Our Self-Insurance Accruals are Subject to Variability and Unpredictable External Factors.

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

The Company may Incur Increased Pension Expenses.

The Company maintains retirement benefit plans for substantially all full-time employees and a supplemental retirement benefit plan for certain selected officers of the Company and its subsidiaries, including a defined contribution retirement plan, a qualified pension plan which is a funded defined benefit plan and a non-qualified supplemental pension plan for executives, which is an unfunded defined benefit plan. The Company has frozen participation and benefit accruals under the Company-sponsored defined benefit plan effective September 30, 2005 for all participants, with certain transition benefits provided to those participants who had achieved specified age and service levels on December 31, 2005; however, at the end of fiscal 2013, the Company's pension plans had projected benefit obligations in excess of the fair value of plan assets. The amount of any increase or decrease in our required contributions to our pension plans will depend on government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. For more information, see Note 15 to the Consolidated Financial Statements in Item 8 hereof.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns its principal offices in Matthews, North Carolina, a 517,000 square foot distribution facility east of Charlotte, a 1,438,000 square foot distribution facility in Greensboro, North Carolina, and a 90,500 square foot dairy processing plant in High Point, North Carolina. Both distribution facilities contain dry grocery warehousing space and refrigerated storage for perishable goods. The Greensboro facility also has frozen goods storage and a single pick facility for health and beauty care products and other general merchandise. In addition, the Company utilizes a transfer facility in Fredericksburg, Virginia in support of its distribution operations. The Company operates its retail stores primarily from leased properties. As of the end of fiscal 2013, the Company held title to the land and buildings of five of its operating supermarkets. The remaining supermarkets are either leased in their entirety or the building is owned and situated on leased land. In addition, the Company holds interest in properties that are under development for store sites. The Company's supermarkets range in size from approximately 17,800 square feet to 72,900 square feet, with an average size of approximately 49,300 square feet.

The following table sets forth selected statistics with respect to the Company's stores for each of the last three fiscal years:

	2013	2012	2011
Stores Open at Period End	216	208	204
Average Weekly Net Sales Per Store*	$429,778	$425,235	$403,107
Average Square Footage Per Store at Period End	49,311	49,126	48,129
Average Square Footage Per New Store Opened During Period	47,131	53,794	52,980
Total Square Footage at Period End	10,651,086	10,218,118	9,818,232

____________

*     Computed on the basis of aggregate sales of stores open for a full year.

The Company believes its facilities are adequate for its current operations. However, additional or expanded facilities may be required in strategic regions to support growth in the future.

Item 3. Legal Proceedings

As previously reported, several purported class action complaints relating to the merger have been filed in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina on behalf of putative classes of the Company's public shareholders (the "state cases"). The complaints name as defendants the members of the Company's Board of Directors (the "Board"), the Company, Kroger and Merger Sub. The state cases generally allege that members of the Board breached their fiduciary duties to the Company's shareholders with respect to the Merger Agreement and by omitting information material to shareholders from the preliminary proxy statement and that the other defendants aided and abetted that breach. Two of the cases also purport to assert derivative claims on behalf of the Company. The state cases were subsequently consolidated by court order dated August 29, 2013 under the caption In re Harris Teeter Merger Litigation, 13-CVS-12579 (the "consolidated state court action").

Another complaint, which includes both individual and class claims relating to the merger, has been filed in the United States District Court for the Western District of North Carolina naming as defendants the Company and the members of Board (the "federal case"). The federal case, Joel Krieger v. Harris Teeter Supermarkets, Inc. (Case No. 3:13-cv-453), filed August 9, 2013, makes allegations similar to those in the state cases and in addition purports to assert claims for, among other things, violations of the federal securities laws and fraud related to the preliminary proxy statement. On September 19, 2013, the court entered an order staying all activity in the federal case pending the outcome of the consolidated state court action.

We believe that these lawsuits are without merit, however, to eliminate the burden, expense and uncertainties inherent in such litigation, on September 24, 2013, the defendants entered into a memorandum of understanding (the "Memorandum of Understanding") regarding settlement of the consolidated state court action. The Memorandum of Understanding outlines the terms of the parties' agreement in principle to settle and release all claims which were or could have been asserted in the consolidated state court action. In consideration for such settlement and release, the parties to the consolidated state court action agreed that the Company would make certain supplemental disclosures to the Company's definitive proxy statement, filed with the SEC on August 27, 2013, which supplemental disclosures were also filed with the SEC on September 24, 2013. The Memorandum of Understanding permits the parties to engage in confirmatory discovery, which has been completed.

The Memorandum of Understanding contemplates that the parties will attempt in good faith to agree promptly upon a stipulation of settlement to be submitted to the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina for approval at the earliest practicable time. The stipulation of settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of such settlement. Under the terms of the proposed settlement, following final approval by the court, the action will be dismissed with prejudice. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. The settlement will not affect the amount of merger consideration to be paid to the Company's shareholders in connection with the proposed merger. As described above, the federal case remains stayed.

In addition, the Company and its subsidiaries are involved in various legal matters from time to time in connection with their operations, including various lawsuits and environmental matters. These matters considered in the aggregate have not had, nor does the Company expect them to have, a material effect on the Company's results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Registrant

The following list contains the name, age, positions and offices held and period served in such positions or offices for each of the executive officers of the Registrant.

Thomas W. Dickson, age 58, is the Company's Chairman of the Board and Chief Executive Officer. He has been Chairman of the Board since March 2006 and Chief Executive Officer since February 1997. In addition, he served as President from February 1997 through March 2012. Before his election as President and Chief Executive Officer, he served as Executive Vice President of the Company from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996 he served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, the Company's former A&E subsidiary.

Frederick J. Morganthall, II, age 62, is the Company's President and Chief Operating Officer. He has served as President and Chief Operating Officer since March 2012. Before his election as President and Chief Operating Officer, he served as President of Harris Teeter from October 1997. Prior to that time, and beginning in October 1996, he served as Executive Vice President of Harris Teeter. He was also Harris Teeter's Senior Vice President of Operations from October 1995 to October 1996, Vice President of Operations from April 1994 to October 1995 and Vice President of Sales and Distribution from October 1992 to April 1994.

John B. Woodlief, age 63, is the Company's Executive Vice President and Chief Financial Officer. He has served as Executive Vice President and Chief Financial Officer since March 2012. Before his election as Executive Vice President and Chief Financial Officer he served as the Vice President - Finance and Chief Financial Officer of the Company from November 1999. Prior to that time, he served as a partner in PricewaterhouseCoopers since 1998 and a partner in Price Waterhouse from 1985 to 1998. He served as Managing Partner of the Charlotte, North Carolina office of Price Waterhouse and PricewaterhouseCoopers from January of 1997 to June of 1999. He joined Price Waterhouse in 1972.

Rodney C. Antolock, age 55 is an Executive Vice President of the Company. He has served as Executive Vice President since March 2012. Before his election as Executive Vice President he served as the Executive Vice President - Operations & Merchandising of Harris Teeter from October 2007. Prior to that time, and beginning in July 2000, he served as Senior Vice President - Operations & Merchandising of Harris Teeter. He joined Harris Teeter in January 2000 as Senior Vice President of Operations.

No executive officer has a family relationship as close as first cousin with any other executive officer, director or nominee for director.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information regarding the principal market for the Company's common stock (the "Common Stock"), number of shareholders of record, market price information per share of Common Stock and dividends declared per share of Common Stock for each quarterly period in fiscal 2013 and 2012 is set forth below.

The Common Stock is listed on the New York Stock Exchange. As of November 21, 2013, there were approximately 3,100 holders of record of Common Stock.

Quarterly Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Quarterly Dividend Per Share	$0.15	$0.15	$0.15	$0.15
Special Dividend Per Share	$0.50	-	-	-
Market Price Per Share
High	$39.42	$45.03	$48.96	$49.90
Low	$35.25	$35.31	$39.47	$47.28

Fiscal 2012
Quarterly Dividend Per Share	$0.13	$0.14	$0.14	$0.14
Market Price Per Share
High	$45.45	$45.31	$41.74	$42.99
Low	$37.78	$39.16	$36.10	$37.27

The Company expects to continue paying dividends on a quarterly basis which is at the discretion of the Board and subject to legal or contractual requirements, including the restriction imposed by the Merger Agreement that the Company may only pay regular quarterly cash dividends in the ordinary course of business consistent with past practice, not exceeding $0.15 per share. For more information regarding the Company's other contractual restrictions on its ability to pay dividends, refer to Note 8 to the Consolidated Financial Statements in Item 8 hereof.

Comparison of Total Cumulative Shareholder Return for Five-Year Period Ending October 1, 2013

The following graph presents a comparison of the yearly percentage change in the Company's cumulative total shareholders' return on Common Stock with the (i) Standard & Poor's 500 Index, (ii) Standard & Poor's Midcap 400 Index, and (iii) Standard & Poor's Food Retail Index for the five-year period ended October 1, 2013.

	Cumulative Total Return through September 30
	2008	2009	2010	2011	2012	2013
Harris Teeter Supermarkets, Inc.	100.00	83.65	110.70	126.13	127.39	165.73
S & P 500	100.00	93.09	102.55	103.72	135.05	161.17
S & P Midcap 400	100.00	96.89	114.11	112.66	144.81	184.89
S & P Food Retail	100.00	84.38	90.50	97.45	119.72	182.76

*	$100 invested on September 30, 2008 in stock or index, including reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of its common stock during the quarter ended October 1, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2013 to August 6, 2013	- 0 -	n.a.	- 0 -	2,767,169
August 7, 2013 to September 3, 2013	- 0 -	n.a.	- 0 -	2,767,169
September 4, 2013 to October 1, 2013	- 0 -	n.a.	- 0 -	2,767,169
Total	- 0 -	n.a.	- 0 -	2,767,169

______________

(1)

In February 1996, the Company announced the adoption of a stock buyback program, authorizing, at management's discretion, the Company to purchase and retire up to 4,639,989 shares, 10% of the then-outstanding shares of the Company's common stock, for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. The stock purchases are effected from time to time pursuant to this authorization. As of October 1, 2013, the Company had purchased and retired 1,872,820 shares under this authorization. No stock purchases were made during the quarter ended October 1, 2013. The stock buyback program has no set expiration or termination date. However, subject to certain exceptions, the Merger Agreement restricts the Company's ability to repurchase shares.

Item 6. Selected Financial Data

As previously reported, the Company sold all of its ownership interest in its thread manufacturing business, A&E, on November 7, 2011. As such, the sales and operating results of A&E are included within (loss) earnings from discontinued operations in the table below. Prior years have been reclassified to conform to the current presentation. For a discussion of certain factors that materially affect the comparability of the selected financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Discontinued Operations" included in Item 7 hereof.

The following table sets forth selected financial data of the Company as of and for each of the fiscal years in the five-year period ended October 1, 2013 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof and our Consolidated Financial Statements and notes thereto included in Item 8 hereof (dollars in thousands, except per share data).

	2013	2012	2011	2010	2009
Net Sales	$4,709,866	$4,535,414	$4,285,565	$4,009,353	$3,827,005
Operating Profit	194,348	170,978	180,706	176,856	168,114
Earnings from Continuing Operations, Net of Taxes	108,980	99,927	111,458	98,652	93,597
(Loss) Earnings from Discontinued Operations, Net of Taxes	(1,088)	(17,415)	(20,211)	13,389	(7,633)
Net Earnings	$107,892	$82,512	$91,247	$112,041	$85,964
Earnings (Loss) Per Share - Basic:
Continuing Operations	$2.23	$2.05	$2.30	$2.05	$1.95
Discontinued Operations	(0.02)	(0. 36)	(0.42)	0.28	(0.16)
Net Earnings	2.21	1. 69	1.88	2.32	1.79
Earnings (Loss) Per Share - Diluted:
Continuing Operations	$2.21	$2.04	$2.28	$2.03	$1.94
Discontinued Operations	(0.02)	(0. 36)	(0.41)	0.28	(0.16)
Net Earnings	2.19	1. 68	1.87	2.31	1.78
Dividend per share	1.10	0.55	0.52	0.48	0.48
Total Assets	$2,013,237	$1,952,488	$1,984,424	$1,893,671	$1,844,321
Long-Term Debt - including Current Portion	$213,479	$212,490	$287,330	$306,096	$363,427

Note: In April 2012, the Company's fiscal year end was changed from the Sunday nearest to September 30 to the Tuesday nearest to September 30 to coincide with Harris Teeter's fiscal year. Fiscal 2013, 2012 and 2011 include the 52 weeks ended October 1, 2013, October 2, 2012 and October 2, 2011, respectively. Fiscal 2010 includes the 53 weeks ended October 3, 2010 and Fiscal 2009 includes the 52 weeks ended September 27, 2009.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to "Risk Factors" in Item 1A hereof. We refer to the 52 weeks ended October 1, 2013 as "fiscal 2013," the 52 weeks ended October 2, 2012 as "fiscal 2012" and the 52 weeks ended October 2, 2011 as "fiscal 2011."

Overview

The Company operates one primary business segment, retail grocery (including related real estate and store development activities) through its wholly-owned subsidiary Harris Teeter. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, and the District of Columbia.

Historically, the Company was also engaged in industrial sewing thread (textile primarily), including embroidery thread and technical textiles, through its A&E business. In the first quarter of fiscal 2012, the Company sold all of its ownership interest in A&E to two affiliates of KPS Capital Partners, LP. A definitive agreement to sell A&E was entered into on October 27, 2011 and the closing occurred on November 7, 2011. The sale price for A&E was $180 million in cash, subject to adjustments for working capital and certain liabilities including underfunded pension liability and foreign debt. As a result of this disposition, the sales and operating results of A&E are categorized as discontinued operations in the discussion that follows and in the financial statements included in Item 8 hereof for all periods presented. For additional information regarding discontinued operations, see Note 17 to the Consolidated Financial Statements in Item 8 hereof.

On July 8, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Kroger Co. ("Kroger") and Hornet Acquisition, Inc. ("Merger Sub"), a wholly owned subsidiary of Kroger. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Kroger. Under the terms of the Merger Agreement, at the effective time of the merger the Company's shareholders will receive $49.38 in cash for each share of common stock they own. The transaction has been approved by the Company's shareholders; however, it remains subject to regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended) and other customary closing conditions, and is expected to close in the fourth quarter of calendar year 2013 or the first quarter of calendar year 2014. The Company is required to continue to operate its business in the ordinary course pending the merger and not take certain specified actions prior to the completion of the proposed merger. As a result, the merger poses certain risks to the Company during the pendency of the transaction. See "Risk Factors." in Item 1A.

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

In June 2012, the Company completed its purchase and sale agreement with Lowe's Foods, Inc. ("Lowes Foods"). Per the agreement Harris Teeter acquired ten Lowes Foods store locations in the central Carolinas region and Lowes Foods acquired six Harris Teeter store locations in western North Carolina (the "Lowes Foods Transaction"). The majority of the stores acquired were temporarily closed for remodeling, stocking and training of employees. Six of the acquired stores were re-opened during the fourth quarter of fiscal 2012. In fiscal 2013, two of the acquired stores were re-opened under a new format and banner - "201central." The 201central format features a worldwide variety of wine, beer, specialty foods and other selected merchandise.

The Company continued with its planned new store development program and during fiscal 2013, the Company opened nine new stores, two of which were the stores acquired from Lowes Foods in fiscal 2012 that were re-opened under our 201central banner and one of which replaced a store previously closed, and closed one store that will be replaced with a new store expected to be opened in fiscal 2014, for a net addition of eight stores. During fiscal 2012, the Company opened thirteen new stores (which includes six of the stores acquired from Lowes Foods and one replacement) and closed eight stores (comprised of the six stores sold to Lowes Foods, one replacement that opened in fiscal 2012 and one replacement that opened in fiscal 2013) for a net addition of five stores. One store located in the Washington D.C. market that was closed due to flooding during the third quarter of fiscal 2012 was re-opened during the first quarter of fiscal 2014. During fiscal 2011, the Company opened seven new stores and closed two stores for a net addition of five stores. Much of the Company's new store growth is focused on expanding its Washington, D.C. metro market area which incorporates northern Virginia, the District of Columbia, southern Maryland and coastal Delaware. During fiscal 2011, the Company acquired 350,000 square feet of additional distribution capacity that is contiguous to its existing distribution facility in Greensboro, North Carolina. This represented an approximate 22% increase in the square footage of the Company's existing distribution facilities and was acquired to meet our continued growth. There were 216 stores in operations at the end of fiscal 2013, as compared to 208 at the end of fiscal 2012 and 204 at the end of fiscal 2011.

On September 12, 2013, the Company announced that its operating subsidiary, Harris Teeter, Inc. entered into an agreement with Greenbax Enterprises, Inc. and certain of its subsidiaries ("Piggly Wiggly") to purchase six Piggly Wiggly store locations and one future store location in the Charleston, South Carolina area. The acquisition was completed during the first quarter of fiscal 2014 with five of the locations being re-opened shortly after the acquisition date. The remaining two locations are expected to be opened during fiscal 2014.

Results of Operations

The following table sets forth the components of consolidated net earnings for the Company for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The table also sets forth the percentage increase or decrease of such components over the prior year (in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011		% Inc. (Dec.)
		% to Sales		% to Sales		% to Sales	2013 vs 2012	2012 vs 2011
Net Sales	$4,709,866	100.00	$4,535,414	100.00	$4,285,565	100.00	3.8	5.8
Cost of Sales	3,292,903	69.92	3,176,914	70.05	3,015,517	70.36	3.7	5.4
Gross Profit	1,416,963	30.08	1,358,500	29.95	1,270,048	29.64	4.3	7.0

SG&A Expenses:
Expenses without Incremental Merger Related Costs and Lowes Foods Transaction Costs	1,215,211	25.80	1,157,712	25.52	1,089,342	25.42	5.0	6.3
Incremental Merger Related Costs	7,404	0.16	-	-	-	-	n.m.	n.m.
Incremental Lowes Foods Transaction Costs	-	-	29,810	0.66	-	-	n.m.	n.m.
Total SG&A Expenses	1,222,615	25.96	1,187,522	26.18	1,089,342	25.42	3.0	9.0
Operating Profit	194,348	4.12	170,978	3.77	180,706	4.22	13.7	(5.4)
Interest Expense, net	16,162	0.34	16,411	0.36	18,983	0.44	(1.5)	(13.5)
Net Investment Gains	-	-	-	-	19,392	0.45	n.m.	n.m.
Earnings From Continuing Operations Before Income Taxes	178,186	3.78	154,567	3.41	181,115	4.23	15.3	(14.7)
Income Tax Expense	69,206	1.47	54,640	1.21	69,657	1.63	26.7	(21.6)
Earnings From Continuing Operations	108,980	2.31	99,927	2.20	111,458	2.60	9.1	(10.3)
Loss From Discontinued Operations, Net of Income Taxes	(1,088)		(17,415)		(20,211)
Net Earnings	$107,892		$82,512		$91,247

_______________

n.m. - not meaningful

Sales

Net sales increased 3.8% in fiscal 2013 and 5.8% in fiscal 2012 when compared to the respective prior years. The increase in sales in fiscal 2013 and fiscal 2012 was attributable to increases in comparable store sales (see definition below) and sales from new stores that were partially offset by store closings. Comparable store sales for fiscal 2013 increased 2.23% ($97.4 million), as compared to increases of 3.97% ($165.5 million) in fiscal 2012 and 3.27% ($129.4 million) in fiscal 2011. Comparable store sales have been negatively impacted, to some extent, by the cannibalization created by strategically opening stores in key major markets that have a close proximity to existing stores. Management believes that the Company's strategy of opening additional stores within close proximity to existing stores, and any similar new additions in the foreseeable future, have a strategic benefit of enabling the Company to capture sales and expand market share as the markets it serves continue to grow. During fiscal 2013, the Company increased the number of stores in operation by eight, as compared to a net increase of five stores in each of fiscal 2012 and fiscal 2011. The increase in sales from new stores exceeded the loss of sales from closed stores by $86.7 million in fiscal 2013, $82.4 million in fiscal 2012 and $122.0 million in fiscal 2011.

The Company has responded to its customers' changing buying habits with increased promotional activity designed to increase the overall value to the customers. During fiscal 2013, on a comparable basis, active VIC customer households and the average number of items sold increased. Store brand penetration has also increased on a year over year basis. Store brand penetration based on units sold increased 34 basis points to 24.60% in fiscal 2013 from 24.26% in fiscal 2012. Store brand penetration based on sales dollars increased by 17 basis points to 25.32% in fiscal 2013 from 25.15% in fiscal 2012.

The Company considers its reporting of comparable store sales growth to be effective in determining core sales growth during periods of fluctuation in the number of stores in operation, their locations and their sizes. While there is no standard industry definition of "comparable store sales," the Company has been consistently applying the following definition. Comparable store sales are computed using corresponding calendar weeks to account for the occasional extra week included in a fiscal year. A new store must be in operation for 14 months before it enters into the calculation of comparable store sales. A closed store is removed from the calculation in the month in which its closure is announced. A new store opening within an approximate two-mile radius of an existing store that is to be closed as a result of the new store opening is included as a replacement store in the comparable store sales measurement as if it were the same store. Sales increases resulting from existing comparable stores that are expanded in size are included in the calculations of comparable store sales, if the store remains open during the construction period. If the location is closed during the construction period, or if the location is completely rebuilt, it is reported as a replacement store and included in the same store sales calculation for the weeks actually open. The comparable store sales increase for fiscal 2011 was computed on a 52-week basis by reducing the 53-week fiscal 2010 sales for the first week of the annual period.

Gross Profit

Gross profit as a percent to sales increased 13 basis points from fiscal 2012 to fiscal 2013 and 31 basis points from fiscal 2011 to fiscal 2012, as a result of improved retail gross profit margins realized through our effective promotional activity. The retail gross profit margin improved by 8 basis points from fiscal 2012 to fiscal 2013 and 10 basis points from fiscal 2011 to 2012. The annual LIFO adjustment for fiscal 2013 was a credit which increased gross profit by $1.7 million (0.04% to sales), as compared to a charge in fiscal 2012 and 2011 which reduced gross profit by $3.0 million (0.07% to sales) and $11.1 million (0.26% to sales), respectively.

Selling, General and Administrative Expenses

Selling, general & administrative ("SG&A") expenses for fiscal 2013 increased from fiscal 2012 by $35.1 million; however, SG&A expense as a percent of sales decreased by 22 basis points between the comparable periods. SG&A expenses increased in fiscal 2013 as a result of incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs, and $7.4 million (or 16 basis points on a percent to sales basis) of incremental merger-related and acquisition costs comprised of legal and consulting fees, corporate compliance and advisory fees (including obtaining a fairness opinion on the pending merger and proxy solicitation costs), retention bonus accruals and other costs ("Merger Related Costs"). As discussed below, the operating results for fiscal 2012 included $29.8 million (or 66 basis points on a percent to sales basis) of Lowes Foods Transaction incremental costs ("Lowes Foods Transaction Costs"). The increase in SG&A expenses (excluding advertising and support department costs) from fiscal 2012 to fiscal 2013 for stores opened during fiscal 2012 and fiscal 2013 was $45.9 million, exceeding the $35.1 million increase in total SG&A expenses. Store labor and benefit costs increased from fiscal 2012 to fiscal 2013 by $23.7 million and represented a 4 basis point increase on a percent to sales basis. Advertising and support department costs, excluding the $7.4 million of Merger Related Costs in fiscal 2013, increased by $8.5 million between fiscal 2012 and fiscal 2013 and represented an 8 basis point increase on a percent to sales basis.

SG&A expenses for fiscal 2012 and its percent to sales increased from fiscal 2011 by $98.2 million and 76 basis points, respectively. The increase was driven by incremental store growth and its impact on associated operational costs such as labor, credit and debit card fees, rent and other occupancy costs, and $29.8 million (or 66 basis points on a percent to sales basis) of Lowes Foods Transaction Costs (as described below). SG&A expenses for fiscal 2012 were offset by $3.1 million of gains recorded in connection with proceeds received on company-owned life insurance policies. The increase in SG&A expenses (excluding advertising and support department costs) from fiscal 2011 to fiscal 2012 for stores opened during fiscal 2011 and fiscal 2012 accounted for $42.4 million of the $98.2 million increase in total SG&A expenses. Store labor and benefit costs increased from fiscal 2011 to fiscal 2012 by $33.2 million and represented a 6 basis point increase on a percent to sales basis. Increased costs of $12.0 million in advertising and support departments between fiscal 2011 and fiscal 2012 represented a 13 basis point increase on a percent to sales basis.

The Lowes Foods Transaction incremental costs of $29.8 million incurred in fiscal 2012 consisted of $3.9 million in non-cash impairment charges related to the write-off of a portion of the goodwill that related to stores not integrated into the operations. The costs also included an increase in the Company's closed store liability of $15.5 million, incremental pre-opening costs associated with the stores acquired and other fair market adjustments to fixed assets and intangibles.

The Company continues to focus on its cost control programs in an effort to offset increased fringe benefit costs associated with incentive bonus plans and pension expense, as well as increased remodeling expenses resulting from the Company's store remodeling program. Pre-opening costs are included with SG&A expenses and consist of rent, labor and associated fringe benefits, and recruiting and relocation costs incurred prior to a new store opening and amounted to $6.0 million (0.13% of sales) for fiscal 2013, as compared to $5.8 million (0.13% of sales) for fiscal 2012 (excluding stores acquired from Lowes Foods) and $7.0 million (0.16% of sales) for fiscal 2011. Pre-opening costs fluctuate between reporting periods depending on the new store opening schedule and market location.

Operating Profit

Operating profit increased by $23.4 million, or 35 basis points, between fiscal 2012 and fiscal 2013 as a result of the changes in gross profit and SG&A expenses discussed above.

Interest and Income Taxes

Net interest expense (interest expense less interest income) for fiscal 2013 decreased by $0.2 million from the prior year period. As previously reported, net interest expense for fiscal 2012 included a reversal of accrued interest amounting to $1.3 million that was associated with a reduction of the Company's unrecognized tax positions and approximately $0.3 million of additional interest income associated with income tax refunds. Net interest expense has also been reduced as a result of lower interest on debt borrowings due to lower average outstanding borrowings.

Net investment gains for fiscal 2011 include a pre-tax gain of $19.5 million the Company realized upon the sale of the Company's foreign investment.

The effective consolidated income tax rate on continuing operations for fiscal 2013 was 38.8% as compared to 35.4% for fiscal 2012 and 38.5% for fiscal 2011. Income tax expense for fiscal 2013 was negatively impacted by the non-deductible nature of certain merger-related expenses. As previously reported, income tax expense for fiscal 2012 was favorably impacted by the non-taxable gains on insurance proceeds received in the third quarter of fiscal 2012 and income tax expense for fiscal 2011 included additional foreign taxes paid in connection with the gain realized on the sale of the Company's foreign investment.

Continuing Operations

As a result of the items discussed above, earnings from continuing operations after tax were $109.0 million, or $2.21 per diluted share, in fiscal 2013, as compared to $99.9 million, or $2.04 per diluted share, in fiscal 2012 and $111.5 million, or $2.28 per diluted share, in fiscal 2011. Fiscal 2013 earnings from continuing operations after tax were negatively impacted by the Merger Related Costs. As previously reported, earnings from continuing operations in fiscal 2012 included the following transactions: the Lowes Foods Transaction Costs, life insurance gains and a reversal of interest expense associated with a reduction of the Company's unrecognized tax positions. Fiscal 2011 included a gain on the sale of the Company's foreign investment company. The following table sets forth the impact of these transaction on earnings from continuing operations after tax and the related earnings per diluted share for fiscal 2013, fiscal 2012 and fiscal 2011, respectively (in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
		EPS		EPS		EPS
Earnings from Continuing Operations After Tax without Transactions Discussed Above	$115,572	$2.34	$114,111	$2.33	$101,153	$2.07
Merger Related Costs, Net of Tax	(6,592)	(0.13)	-	-	-	-
Lowes Foods Transaction Costs, Net of Tax	-	-	(18,094)	(0.37)	-	-
Non-Taxable Life Insurance Gain	-	-	3,116	0.06	-	-
Interest Expense Reversal, Net of Tax	-	-	794	0.02	-	-
Gain on Sale of Foreign Investment Company, Net of Tax	-	-	-	-	10,305	0.21
Earnings from Continuing Operations After Tax	$108, 980	$2.21	$99,927	$2.04	$111,458	$2.28

Discontinued Operations

The following table sets forth the components of discontinued operations for fiscal 2013, fiscal 2012 and fiscal 2011, respectively (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net Sales	$-	$30,313	$320,876
Cost of Sales	-	23,205	241,539
Gross Profit	-	7,108	79,337
SG&A Expenses	-	22,824	52,351
Operating (Loss) Profit	-	(15,716)	26,986
Interest Expense	-	19	380
Interest Income	-	(17)	(170)
Less Net Earnings Attributable to Noncontrolling Interest	-	37	698
Loss on Disposition of Discontinued Operations	-	3,717	48,750
Loss on Discontinued Operations	-	(19,472)	(22,672)
Income Tax Expense (Benefit)	1,088	(2,057)	(2.461)
Loss From Discontinued Operations, Net of Taxes	$(1,088)	$(17,415)	$(20,211)

The loss from discontinued operations for fiscal 2013 resulted from adjustments required to true up the tax benefits realized from the loss on the sale of A&E. As previously reported, income tax expense from discontinued operations for fiscal 2012 included deferred tax expense of $3.5 million relating to a valuation allowance for additional capital losses recognized in connection with the sale of A&E.

Outlook

As described previously, the merger with a subsidiary of Kroger is pending. Under the terms of the Merger Agreement, the Company is required to continue to operate its business in the ordinary course pending the merger and not take certain specified actions prior to the completion of the proposed merger. Accordingly the following represents management's current outlook assuming the Company continues to operate in the ordinary course.

The Company's operating performance and strong financial position provide the flexibility to continue with its store development program for new and replacement stores along with the remodeling and expansion of existing stores. During fiscal 2014, the Company plans to open 18 new stores (which includes two replacements and seven acquired Piggly Wiggly store locations). The fiscal 2014 new store openings are currently scheduled for eight in the first quarter, three in the second quarter, two in the third quarter and five in the fourth quarter. During the first quarter of fiscal 2014, the Company re-opened the store in the Washington D.C. market that was closed to repair damage caused by flooding. The 2014 store development program is expected to result in a 7.9% increase in retail square footage as compared to a 4.2% increase realized in fiscal 2013. The Company routinely evaluates its existing store operations in regards to its overall business strategy and from time to time will close or divest older or underperforming stores.

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

The retail grocery market remains intensely competitive, including the possibility of new competitors coming into the Company's existing markets. As such, the Company will continue to refine its merchandising strategies to respond to the intense competition and changing shopping demands.

Capital Resources and Liquidity

The Company's principal source of liquidity has been cash generated from operating activities of Harris Teeter and borrowings available under the Company's credit facility. During fiscal 2013, the net cash provided by operating activities was $224.1 million, compared to $207.3 million in fiscal 2012 and $272.2 million in fiscal 2011. The increase from fiscal 2012 to fiscal 2013 was driven by higher earnings and the timing of accruals and related payments associated with normal operations. Investing activities in fiscal 2013 required $189.0 million of cash, as compared to $45.1 million utilized in fiscal 2012. Fiscal 2012 investing activities included, among other items, approximately $170 million in cash proceeds from the sale of A&E and $26.3 million of cash paid for the Lowes Foods Transaction. Fiscal 2011 investing activities were $109.0 million and included Harris Teeter's sale of its ownership position in five investment properties along with one owned property which generated $22.6 million of cash and the Company's sale of a foreign investment, which generated $21.6 million of cash. Historically, capital spending has been financed by cash provided by operating activities and supplemented with borrowings under the Company's credit facility. Financing activities in fiscal 2013 utilized $59.7 million of cash, as compared to $114.5 million utilized in fiscal 2012 and $62.0 million utilized in fiscal 2011. Fiscal 2012 financing activities included $80.0 million for the repayment of the term loan under the Company's prior credit facility and fiscal 2011 financing activities included a net reduction of $20.0 million of borrowings under the Company's prior credit facility. Financing activity also included $54.4 million for the payment of dividends in fiscal 2013, compared to $27.1 million in fiscal 2012 and $25.6 million in fiscal 2011.

Fiscal 2013 capital expenditures totaled $190.7 million, as compared to $199.9 million in fiscal 2012 and $148.0 million in fiscal 2011. Capital expenditures for fiscal 2014 are expected to total approximately $240 million. The Company anticipates that its capital investment for new store growth and store remodels will be concentrated in its existing markets for fiscal 2014, as well as in the foreseeable future. The Company has sufficient resources through internally generated funds and borrowings available under the Company's credit facility to complete the planned capital investment. Management believes that the Company's revolving line of credit provides sufficient liquidity for what management expects the Company will require through the expiration of the line of credit on January 30, 2017.

On January 30, 2012, the Company amended and restated its then-existing credit agreement that provided financing under a $100.0 million term loan and a $350.0 million revolving line of credit. The prior credit agreement was due to expire in December of 2012 and the Company had previously repaid $20.0 million of the term loan prior to the closing of the amended credit facility. The amended credit facility contains a revolving line of credit that provides for financing up to $350.0 million through its termination date on January 30, 2017. In connection with the closing of the amended credit agreement, the Company repaid the remaining $80.0 million term loan under the prior credit facility utilizing $40.0 million of cash and $40.0 million of borrowings under the new revolver, which new borrowings were subsequently repaid in the third quarter of fiscal 2012. The amended credit agreement provides for an optional increase of the revolving credit facility by an additional amount of up to $100.0 million (if the existing or new lenders agree to assume the additional commitments) and two one-year maturity extension options, both of which require consent of certain of the lenders. Outstanding borrowings under the amended credit agreement bear interest at a variable rate, at the Company's option at: (a) an alternate base rate, based on a reference to: rates on federal funds transactions with members of the Federal Reserve System, the prime rate, or the LIBOR Market Index Rate in effect on the interest determination date; (b) the LIBOR Market Index Rate; or (c) a LIBOR Rate, each plus an applicable margin as determined by the administrative agent in accordance with the terms of the amended credit agreement. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the amended credit agreement. The more significant of the financial covenants that the Company must meet during the term of the amended credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. The amended credit agreement restricts the Company's ability to pay dividends and make certain other restricted payments, as defined in the amended credit agreement, if after giving effect to such restricted payment an event of default under the amended credit agreement would exist or the Company would not be in compliance with certain specified financial covenants. However, management does not expect these restrictions will affect the Company's ability to pay dividends at the current level in the foreseeable future.

As of October 1, 2013, the Company was in compliance with all financial covenants of the amended credit facility. Issued letters of credit reduced the amount available for borrowings under the amended credit facility and amounted to $29 million as of October 1, 2013. In addition to the $321 million of borrowings available under the Company's amended credit facility, the Company has the capacity to borrow up to an aggregate amount of $33.8 million from two major U.S. life insurance companies utilizing certain insurance assets as collateral. In the normal course of business, the Company will continue to evaluate other financing opportunities based on the Company's needs and market conditions.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. As of October 1, 2013, the amount of additional debt that could be incurred within the limitations of the most restrictive debt covenants exceeded the borrowings available under the amended credit facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's amended credit facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. Management expects that cash provided by operations and other sources of liquidity, such as the Company's amended credit facility and new sources of financing available to the Company, will be sufficient to meet these obligations on a short and long-term basis. The following table represents the scheduled maturities of the Company's contractual obligations as of October 1, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt (1)	$130,585	$8,645	$15,270	$106,670	$-
Operating Leases (1) (2)	1,637,771	109,345	224,916	219,650	1,083,860
Capital Lease Obligations (1) (2)	200,971	13,171	26,402	26,798	134,600
Purchase Obligations - Fixed Assets	103,421	103,421	-	-	-
Purchase Obligations - Service Contracts/Other	80,189	38,210	31,159	9,679	1,141
Unrecognized Tax Liability (3)	806	5	801	-	-
Other Long-Term Liabilities (4)	9,084	1,433	2,301	1,539	3,811
Total Contractual Cash Obligations	$2,162,827	$274,230	$300,849	$364,336	$1,223,412

_______________

(1)	For a more detailed description of the obligations see Notes 7 and 8 to the Consolidated Financial Statements in Item 8 hereof. Amounts represent total expected payments of principal and interest.

(2)	Represents the minimum rents payable and includes leases associated with closed stores. The obligations related to the closed store leases are discussed below. Amounts are not offset by expected sublease income and do not include various contingent liabilities associated with assigned leases as discussed below.

(3)	For a more detailed description of the obligation refer to Note 14 to the Consolidated Financial Statements in Item 8 hereof. The timing of payment, if any, for the unrecognized tax liability is not certain. However, we believe that we could possibly be assessed on the tax issues within the next three years.

(4)	Represents the projected cash payments associated with certain deferred compensation contracts. The net present value of these obligations is recorded by the Company and included with other long-term liabilities in the Company's consolidated balance sheets.

The table above excludes funding of the Harris Teeter Supermarkets, Inc. Employees' Pension Plan (the "Pension Plan"), payments pursuant to the Supplemental Executive Retirement Plan (the "SERP") and payments pursuant to the Company's flexible deferred compensation and survivor benefit plans. The Company's funding policy in regards to the Pension Plan is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements and an amount to increase the funding ratios over future years to a level determined by the Company's actuaries to be effective in reducing the volatility of contributions. However, the timing and amount of such contributions or payments may be impacted by a number of factors, including government regulation, returns on plan assets and actuarial assumptions regarding our future funding obligations. The Company was not required to make a contribution to the Pension Plan in fiscal 2013. Payments made pursuant to the SERP, flexible deferred compensation and survivor benefit plans are not required to be funded in advance, and are equal to the benefit payments made during the year. Actual payments will be based on various external factors such as retirement dates and mortality. Annual payments pursuant to the SERP are expected to range between $1.2 million and $3.7 million over the next five years. Benefit payments for the flexible deferred compensation plan or survivor benefit plan cannot be reasonably estimated due to the various external factors noted above. For a more detailed description of our pension obligations see Note 15 to the Consolidated Financial Statements in Item 8 hereof.

In connection with the closing of certain store locations, the Company has assigned leases to several sub-tenants with recourse. These leases expire over the next 8 years, and the future minimum lease payments of approximately $27.3 million, in the aggregate, over that future period have been assumed by these sub-tenants. In the unlikely event, in management's opinion based on the current operations and credit worthiness of the assignees, that all such contingent obligations would be payable by the Company, the approximate aggregate amounts due by year would be as follows: $7.4 million in fiscal 2014 (22 stores), $6.1 million in fiscal 2015 (17 stores), $5.0 million in fiscal 2016 (11 stores), $3.6 million in fiscal 2017 (8 stores), $2.4 million in fiscal 2018 (6 stores) and $2.8 million in aggregate during all remaining years thereafter.

The Company utilizes various standby letters of credit and bonds as required from time to time by certain programs, most significantly for self-insured programs such as workers compensation and various casualty insurance. These letters of credit and bonds do not represent additional obligations of the Company since the underlying liabilities are recorded as insurance accruals and included with other current liabilities on the Company's consolidated balance sheets. In addition, the Company occasionally utilizes documentary letters of credit for the purchase of merchandise in the normal course of business. Issued and outstanding letters of credit totaled $29 million as of October 1, 2013.

As previously discussed, during the first quarter of fiscal 2014 the Company closed on the acquisition of certain Piggly Wiggly store locations. The Company's cash commitments for the acquisition and assumed leases are as follows: $41.0 million for less than one year; $6.5 million in years 2-3; $6.5 million in years 3-5; and, $21.5 million in more than 5 years.

The Company expects to pay certain merger related costs (including investment banker fees, change in control payments and retention bonuses) upon or after the close of the pending merger with Kroger. The Company's current estimate of the cash commitments for these merger related costs are as follows: $48.8 million for less than one year; $4.4 million in years 2-3; and, $2.9 million in years 3-5.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Updated 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. The ASU will be effective for the Company beginning in the first quarter of fiscal 2014 and is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

There are numerous types of rebates and allowances in the retail industry. The Company's accounting practices with regard to some of the more typical arrangements are discussed as follows. Vendor allowances for price markdowns are credited to the cost of sales during the period in which the related markdown was taken and charged to the cost of sales. Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company's stores are recorded as a reduction of cost of sales over the period covered by the agreement with the vendor based on the estimated inventory turns of the merchandise to which the allowance applies. Display allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement based on the estimated inventory turns of the merchandise to which the allowance applies. Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce the cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized, when realization is assured, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment and adjusted for the estimated inventory turns of the merchandise. Some of these typical vendor rebate, credit and promotional allowance arrangements require that the Company make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, the duration of carrying a specified product and the estimation of inventory turns. Vendor allowances that have not been earned are recorded as either unearned revenue or as an offset to the carrying value of inventory and totaled $23.0 million and $16.9 million as of October 1, 2013, and October 2, 2012, respectively. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate. Historically, the Company's assumptions and judgments regarding vendor rebates, credits and promotional allowances have been reasonably accurate. Management believes that future changes in these assumptions and judgments are not reasonably likely to have a material effect on the Company's financial condition and results of operation.

Inventory Valuation

Merchandise inventory is valued at the lower of cost or market with the cost of a substantial portion of inventories being determined using the last-in, first-out (LIFO) method. Limited categories of inventories are valued on the first-in, first-out (FIFO) cost methods. In total, approximately 85% and 84% of inventories were valued using the LIFO method as of the end of fiscals 2013 and 2012, respectively. Cost for the balance of the inventories was determined using the FIFO method. The excess of estimated current costs over the LIFO carrying value, or LIFO reserve, was approximately $40.7 million and $42.4 million as of October 1, 2013 and October 2, 2012, respectively. LIFO assumes that the last costs in are the ones that should be used to measure the cost of goods sold, leaving the earlier costs residing in the ending inventory valuation. The Company uses the "link chain" method of computing dollar value LIFO whereby the base year values of beginning and ending inventories are determined using a cumulative price index. The Company generates an estimated internal index to "link" current costs to the original costs of the base years in which the Company adopted LIFO. The Company's determination of the LIFO index is driven by the change in current year costs, as well as the change in inventory quantities on hand. Under the LIFO valuation method, all retail store inventories are initially stated at estimated cost as calculated by the Retail Inventory Method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates, including markups, markdowns, lost inventory (shrinkage) percentages and the purity and similarity of inventory sub-categories as to their relative inventory turns, gross margins and on hand quantities. These judgments and estimates can significantly impact the ending inventory valuation at cost, as well as gross margin. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying the inventory at the lower of cost or market. Historically, the Company's assumptions and judgments regarding the Company's RIM have been reasonably accurate. Management does not believe that the likelihood is significant that materially higher LIFO reserves are required given its current expectations of on-hand inventory quantities and costs.

The proper valuation of inventory also requires management to estimate the net realizable value of the Company's obsolete and slow-moving inventory at the end of each period. Management bases its net realizable values upon many factors including historical recovery rates, the aging of inventories on hand, the inventory movement of specific products and the current economic conditions. When management has determined inventory to be obsolete or slow moving, the inventory is reduced to its net realizable value by recording an obsolescence valuation allowance. Given the Company's experiences in selling obsolete and slow-moving inventory, management believes that the historical estimates used to value obsolete and slow-moving inventory have been reasonably accurate.

With regard to the proper valuations of inventories, management reviews its judgments, assumptions and other relevant, significant factors on a routine basis and makes adjustments where the facts and circumstances dictate.

Self-insurance Accruals for Workers' Compensation, Healthcare and General Liability

The Company is primarily self-insured for workers' compensation claims, healthcare claims and general liability and automotive liability losses. The Company has purchased insurance coverage in order to establish certain limits to its exposure on a per claim basis. The Company's self-insurance accruals for workers' compensation insurance and general liability insurance totaled $34.0 million and $32.6 million as of October 1, 2013 and October 2, 2012, respectively.

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

The variety of healthcare plans available to employees are primarily self-insured. The Company records an accrual for the estimated amount of self-insured healthcare claims incurred by all participants but not yet reported (IBNR) using an actuarial method of applying a development factor to the reported claims amount. The most significant factors which impact on the determination of the required accrual are the historical pattern of the timeliness of claims processing, changes in the nature or types of benefit plans, changes in the plan benefit designs, employer-employee cost sharing factors, and medical trends and inflation. The Company's total accrual for self-insured healthcare claims totaled $4.5 million and $5.1 million as of October 1, 2013 and October 2, 2012, respectively. Historical experience is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Management believes that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates.

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

Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. The Company periodically reviews the relevant, significant factors used in its estimates and makes adjustments where the facts and circumstances dictate. The Company's closed store liability amounted to $21.0 million and $23.7 million as of October 1, 2013 and October 2, 2012, respectively. Individual closed store liabilities are likely to be adjusted up or down in the future to reflect changes in assumptions. However, the Company's historical assumptions and judgments regarding closed store liabilities have been reasonably accurate.

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

	Percentage Point Change	Projected Benefit Obligation Decrease (increase)	Expense Decrease (increase)
Pension Plan Discount Rate	+/- 1.0%	$36.9 / (45.8)	$3.0 / (3.6)
Pension Plan Return on Assets	+/- 1.0%	-	$2.7 / (2.7)
SERP Discount Rate	+/- 1.0%	$ 5.7 / (6.9)	$1.2 / (2.1)

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

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's Senior Notes due at various dates through 2018 (which accounts for 99% of the Company's fixed interest debt obligations) (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Senior Notes	$-	$-	$-	$100,000	$-	$-	$100,000	$121,900
Weighted average interest rate	-	-	-	7.64%	-	-	7.64%

For a more detailed description of fair value of the Senior Notes, see Note 11 to the Consolidated Financial Statements in Item 8 hereof.

Item 8. Financial Statements and Supplementary Data

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Harris Teeter Supermarkets, Inc.:

We have audited the accompanying consolidated balance sheets of Harris Teeter Supermarkets, Inc. and subsidiaries (the Company) as of October 1, 2013 and October 2, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended October 1, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule "Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 1, 2013 and October 2, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended October 1, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 1, 2013, based on criteria established in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)," and our report dated December 2, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Charlotte, North Carolina
December 2, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Harris Teeter Supermarkets, Inc.:

We have audited Harris Teeter Supermarkets, Inc. and subsidiaries (the Company) internal control over financial reporting as of October 1, 2013, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2013, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Teeter Supermarkets, Inc. and subsidiaries as of October 1, 2013 and October 2, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended October 1, 2013, and our report dated December 2, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Charlotte, North Carolina
December 2, 2013

CONSOLIDATED BALANCE SHEETS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands)

	October 1,	October 2,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$187,612	$212,211
Accounts Receivable, Net of Allowance For Doubtful Accounts of $1,661 and $1,648	62,165	59,267
Refundable Income Taxes	1,722	27,583
Inventories	316,809	305,106
Deferred Income Taxes	7,696	6,044
Prepaid Expenses and Other Current Assets	30,026	24,182
Total Current Assets	606,030	634,393
Property, Net of Accumulated Depreciation and Amortization	1,142,245	1,102,703
Investments	103,365	107,424
Goodwill	19,301	19,301
Intangible Assets	13,759	15,039
Other Long-Term Assets	128,537	73,628
Total Assets	$2,013,237	$1,952,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Lease Obligations	$4,788	$4,219
Accounts Payable	275,909	281,142
Accrued Compensation	71,371	69,390
Other Current Liabilities	100,261	96,887
Total Current Liabilities	452,329	451,638
Long-Term Debt and Capital Lease Obligations	208,691	208,271
Deferred Income Taxes	8,096	10,941
Pension Liabilities	88,740	119,883
Other Long-Term Liabilities	126,509	124,136
Commitments and Contingencies	-	-
Equity
Common Stock, no par value - Shares Outstanding: 49,458,968 and 49,292,585, respectively	117,927	111,347
Retained Earnings	1,093,414	1,039,935
Accumulated Other Comprehensive Loss	(82,469)	(113,663)
Total Equity	1,128,872	1,037,619
Total Liabilities and Equity	$2,013,237	$1,952,488

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED OPERATIONS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)

	52 Weeks Ended October 1, 2013	52 Weeks Ended October 2, 2012	52 Weeks Ended October 2, 2011
Net Sales	$4,709,866	$4,535,414	$4,285,565
Cost of Sales	3,292,903	3,176,914	3,015,517
Selling, General and Administrative Expenses	1,222,615	1,187,522	1,089,342
Operating Profit	194,348	170,978	180,706
Interest Expense	16,425	16,998	19,116
Interest Income	(263)	(587)	(133)
Net Investment Gain	-	-	(19,392)
Earnings From Continuing Operations Before Income Taxes	178,186	154,567	181,115
Income Tax Expense	69,206	54,640	69,657
Earnings From Continuing Operations, Net of Income Taxes	108,980	99,927	111,458
(Loss) Earnings From Operations of Discontinued Operations	-	(15,755)	26,078
Loss on Disposition of Discontinued Operations	-	(3,717)	(48,750)
Income Tax Expense (Benefit)	1,088	(2,057)	(2,461)
Loss From Discontinued Operations, Net of Income Taxes	(1,088)	(17,415)	(20,211)
Net Earnings	$107,892	$82,512	$91,247

Earnings (Loss) Per Share - Basic:
Continuing Operations	$2.23	$2.05	$2.30
Discontinued Operations	(0.02)	(0.36)	(0.42)
Net Earnings	2.21	1.69	1.88

Earnings (Loss) Per Share - Diluted:
Continuing Operations	$2.21	$2.04	$2.28
Discontinued Operations	(0.02)	(0.36)	(0.41)
Net Earnings	2.19	1.68	1.87

Weighted Average Number of Shares of Common Stock Outstanding:
Basic	48,916	48,751	48,469
Diluted	49,212	49,053	48,852

Regular Dividends Declared Per Common Stock	$0.60	$0.55	$0. 52
Special Dividend Declared Per Common Stock	0.50	-	-

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands)

	52 Weeks Ended October 1, 2013	52 Weeks Ended October 2, 2012	52 Weeks Ended October 2, 2011
Net Earnings	$107,892	$82,512	$91,247
Other Comprehensive Income (Loss):
Unrealized (Loss) Gain on Cash Flow Hedge	(124)	1,036	758
Change in Pension and Other Postemployment Defined Benefit Plans	51,597	14,516	8,334
Foreign Currency Translation Adjustment	-	830	(232)
Other Comprehensive Income	51,473	16,382	8,860
Income Tax Expense	20,279	5,779	3,652
Other Comprehensive Income, Net of Income Tax	31,194	10,603	5,208
Comprehensive Income	$139,086	$93,115	$96,455

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
HARRIS TEETER SUPERMARKETS INC. AND SUBSIDIARIES
(dollars in thousands, except share and per share amounts)

	Common Stock Shares (no par value)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity of HTSI	Non- controlling Interest	Total Equity
Balance as of October 3, 2010	48,901,482	$98,285	$918,843	$(124,679)	$892,449	$6,474	$898,923
Net earnings	-	-	91,247	-	91,247	698	91,945
Other comprehensive income, net of tax	-	-	-	5,208	5,208	236	5,444
Dividends ($0.52 a share)	-	-	(25,555)	-	(25,555)	-	(25,555)
Exercise of stock options, including tax benefits of $1,157	38,256	1,779	-	-	1,779	-	1,779
Share-based compensation	273,844	8,073	-	-	8,073	-	8,073
Shares effectively purchased and retired for withholding taxes	(65,765)	(2,485)	-	-	(2,485)	-	(2,485)
Directors stock plan	-	3	-	-	3	-	3
Acquisition from noncontrolling interest	-	(1,444)			(1,444)	(806)	(2,250)
Distributions to noncontrolling interest	-	-	-	-	-	(795)	(795)
Balance as of October 2, 2011	49,147,817	104,211	984,535	(119,471)	969,275	5,807	975,082
Net earnings	-	-	82,512	-	82,512	-	82,512
Other comprehensive income, net of tax	-	-	-	10,603	10,603	56	10,659
Dividends ($0.55 a share)	-	-	(27,112)	-	(27,112)	-	(27,112)
Exercise of stock options, including tax benefits of $1,760	30,506	2,245	-	-	2,245	-	2,245
Share-based compensation	236,554	10,016	-	-	10,016	-	10,016
Shares effectively purchased and retired for withholding taxes	(122,292)	(5,129)	-	-	(5,129)	-	(5,129)
Directors stock plan	-	4	-	-	4	-	4
Distributions to noncontrolling interest	-	-	-	-	-	(176)	(176)
Disposition of subsidiary	-	-	-	(4,795)	(4,795)	(5,687)	(10,482)
Balance as of October 2, 2012	49,292,585	111,347	1,039,935	(113,663)	1,037,619	-	1,037,619
Net earnings	-	-	107,892	-	107,892	-	107,892
Other comprehensive income, net of tax	-	-	-	31,194	31,194	-	31,194
Dividends ($1.10 a share)	-	-	(54,413)	-	(54,413)	-	(54,413)
Exercise of stock options, including tax benefits of $636	24,000	1,010	-	-	1,010	-	1,010
Share-based compensation	202,113	7,720	-	-	7,720	-	7,720
Shares effectively purchased and retired for withholding taxes	(59,730)	(2,155)	-	-	(2,155)	-	(2,155)
Directors stock plan	-	5	-	-	5	-	5
Balance as of October 1, 2013	49,458,968	$117,927	$1,093,414	$(82,469)	$1,128,872	$-	$1,128,872

See Notes to Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
(dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	October 1,	October 2,	October 2,
	2013	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings	$107,892	$82,512	$91,247
Loss from Discontinued Operations	1,088	17,415	20,211
Non-Cash Items Included in Net Income:
Depreciation and Amortization	149,098	135,542	128,717
Deferred Income Taxes	(23,003)	1,814	13,684
Net Loss (Gain) on Sale of Property and Investments	120	(132)	(20,162)
Share-Based Compensation	7,720	7,121	8,073
Other, Net	3,300	(1,863)	(1,496)
Changes in Operating Accounts Providing (Utilizing) Cash:
Accounts Receivable	(2,898)	(12,179)	785
Inventories	(11,703)	(17,969)	(15,112)
Prepaid Expenses and Other Current Assets	17,010	864	3,308
Accounts Payable	(5,211)	24,665	37,528
Other Current Liabilities	5,513	(4,513)	18,449
Other Long-Term Operating Accounts	(24,876)	(25,980)	(41,312)
Net Cash Provided by Operating Activities of Discontinued Ops.	-	-	28,326
Net Cash Provided by Operating Activities	224,050	207,297	272,246
INVESTING ACTIVITIES:
Capital Expenditures	(190,717)	(199,946)	(147,993)
Purchase of Other Investments	(7,760)	(3,448)	(19,436)
Business Acquisition	-	(26,296)	-
Proceeds from Sale of Property and Investments	15,283	172,143	65,697
Net (Investments in) Proceeds From Company-owned Life Insurance	(5,788)	12,486	(1,073)
Other, Net	-	(28)	(627)
Net Cash Used in Investing Activities of Discontinued Operations	-	-	(5,538)
Net Cash Used in Investing Activities	(188,982)	(45,089)	(108,970)
FINANCING ACTIVITIES:
Payments on Long-Term Debt and Capital Lease Obligations	(4,325)	(83,706)	(30,910)
Dividends Paid	(54,413)	(27,112)	(25,555)
Proceeds from Stock Issued	374	485	622
Share-Based Compensation Tax Benefits	636	1,760	908
Shares Effectively Purchased and Retired for Withholding Taxes	(2,155)	(5,129)	(2,485)
Other, Net	216	(774)	139
Net Cash Used by Financing Activities of Discontinued Operations	-	-	(4,698)
Net Cash Used in Financing Activities	(59,667)	(114,476)	(61,979)
(Decrease) Increase in Cash and Cash Equivalents	(24,599)	47,732	101,297
Cash Effect of Foreign Currency Fluctuations of Discontinued Ops.	-	-	(107)
Cash and Cash Equivalents at Beginning of Year	212,211	164,479	73,612
Cash and Cash Equivalents at End of Year	$187,612	$212,211	$174,802

Cash and Cash Equivalents of Continuing Operations	$187,612	$212,211	$164,479
Cash and Cash Equivalents of Discontinued Operations	-	-	10,323
Cash Paid During the Year For:
Interest, Net of Amounts Capitalized	16,365	18,141	19,194
Income Taxes	81,157	75,059	41,753
Non-Cash Activity - Assets Acquired under Capital Leases	5,315	8,866	12,144

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

On November 7, 2011, the Company completed the sale of all of its ownership interest in its thread manufacturing subsidiary, American & Efird ("A&E") to two affiliates of KPS Capital Partners, LP. The purchase price was $180.0 million in cash consideration, subject to adjustments for working capital and certain liabilities, including under-funded pension liabilities and foreign debt. A&E's results of operations and financial position are reported as discontinued operations in these financial statements.

Operations

The Company operates one primary business segment, retail grocery (including related real estate and store development activities) through its wholly-owned subsidiary Harris Teeter. Harris Teeter is a regional supermarket chain operating primarily in the southeastern and mid-Atlantic United States, and the District of Columbia.

Fiscal Year

Effective April 2, 2012, the Company's fiscal year end was changed from the Sunday nearest to September 30 to the Tuesday nearest to September 30 to coincide with Harris Teeter's fiscal year end. Fiscal 2013 includes the 52 weeks ended October 1, 2013, fiscal 2012 includes the 52 weeks ended October 2, 2012, and fiscal 2011 includes the 52 weeks ended October 2, 2011 (October 4, 2011 for Harris Teeter).

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

Cash and Cash Equivalents

For purposes of the statements of consolidated cash flows, the Company considers all highly liquid and unrestricted cash investments purchased with a maturity of three months or less to be cash equivalents.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Refer to Note 3 below for the amount of depreciation and amortization expense recorded in the reporting periods. Maintenance and repairs are charged against income when incurred. Expenditures for major renewals, replacements and betterments are added to property. The cost and the related accumulated depreciation of assets retired are eliminated from the accounts with gains or losses on disposal being added to or deducted from earnings.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company continues to hold certain equity interests in a few emerging growth companies as a result of investments made in certain venture capital funds during prior years. As stated below, these investments are carried at the lower of cost or market. As a result of distributions, market write-downs and disposals over the past several years, the recorded aggregate value of these investments have been effectively reduced to zero.

Real estate and other investments are carried at the lower of cost or market and are periodically reviewed for potential impairment as discussed above. Investments accounted for under the equity method totaled $72,822,000 and $59,599,000 as of October 1, 2013 and October 2, 2012, respectively. Investments accounted for under the cost method totaled $30,543,000 and $47,825,000 as of October 1, 2013 and October 2, 2012, respectively.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives

The Company has historically utilized derivative financial instruments to hedge its exposure to changes in interest rates. As of the end of fiscal 2013, there were no outstanding interest rate hedge agreements. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Derivatives are required to be carried at fair value on the balance sheet and receive hedge accounting treatment when certain conditions are met. In accordance with this standard, the Company's derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy that prioritizes the information used in measuring fair value is as follows:

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Sales

The major components of cost of sales are (a) the cost of products sold determined under the Retail Inventory Method (see "Inventories" above) reduced by purchase cash discounts and vendor purchase allowances and rebates, (b) the cost of various sales promotional activities reduced by vendor promotional allowances, and reduced by cooperative advertising allowances to the extent an advertising allowance exceeds the cost of the advertising, (c) the cost of product waste, including, but not limited to, physical waste and theft, (d) the cost of product distribution, including warehousing, freight and delivery, and (e) any charges, or credits, associated with LIFO reserves and valuation allowances for obsolete and slow moving inventories. Additionally, the costs of production of product sold by the dairy operation to outsiders are included in cost of sales in the period in which the sales are recognized in revenues.

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

Advertising

Costs incurred to produce media advertising are expensed in the period in which the advertising first takes place. All other advertising costs are also expensed when incurred. Cooperative advertising income from vendors is recorded in the period in which the related expense is incurred and amounted to $408,000, $320,000 and $624,000 in fiscal 2013, 2012 and 2011, respectively. Net advertising expenses of $19,575,000, $19,807,000 and $20,071,000 were included in the Company's results of operations for fiscal 2013, 2012 and 2011, respectively.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders' equity. The components of accumulated other comprehensive loss, net of taxes as of October 1, 2013, October 2, 2012 and October 2, 2011 consisted of the following (in thousands):

	2013	2012	2011
Accumulated unrecognized losses for minimum pension liabilities	$82,375	$113,584	$122,736
Accumulated unrecognized losses for postemployment liabilities	98	158	111
Accumulated unrecognized (gains) losses on cash flow hedges	(4)	(79)	523
Total accumulated other comprehensive loss, net of taxes	$82,469	$113,663	$123,370

Cash Flows

A portion of the discontinued operations were denominated in currencies other than the U.S. dollar. This created an exposure to foreign currency exchange rates. The impact of changes in the relationship of other currencies to the U.S. dollar was historically not significant.

Reclassifications

To conform to classifications used in the current year, the financial statements for the prior year reflect certain reclassifications.

2. INVENTORIES

Inventories are valued at the lower of cost or market with the cost of a substantial portion of inventories being determined using the last-in, first-out (LIFO) method. The LIFO cost of such inventories was $40,740,000 and $42,440,000 less than the first-in, first-out (FIFO) cost method as of October 1, 2013 and October 2, 2012, respectively. Limited categories of inventories that are valued on the FIFO cost method totaled $46,857,000 and $49,302,000 at the end of fiscal 2013 and fiscal 2012, respectively.

The following table summarizes the components of inventories as of October 1, 2013 and October 2, 2012 (in thousands):

	2013	2012
Finished goods	$314,003	$301,102
Raw materials	2,806	4,004
Total inventories	$316,809	$305,106

3. PROPERTY

The following table summarizes the components of property as of October 1, 2013 and October 2, 2012 (in thousands):

	2013	2012
Land	$30,167	$30,167
Buildings and improvements	250,283	233,538
Machinery and equipment	968,597	890,500
Leasehold improvements	915,278	838,792
Construction in progress	80,078	77,707
Total, at cost	2,244,403	2,070,704
Accumulated depreciation and amortization	(1,102,158)	(968,001)
Property, net	$1,142,245	$1,102,703

Depreciation and amortization expense for property was $147,977,000, $134,455,000 and $127,779,000 for fiscal 2013, 2012 and 2011, respectively.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. COMPANY OWNED LIFE INSURANCE (COLI)

The Company has purchased life insurance policies to fund its obligations under certain benefit plans for officers, key employees and directors. The cash surrender value of these policies is recorded net of policy loans and included with other long-term assets in the Company's consolidated balance sheets. The cash value of the Company's life insurance policies were $61,846,000 as of October 1, 2013 and $58,390,000 as of October 2, 2012, and no policy loans were outstanding at either date.

5. GOODWILL

In June 2012, the Company completed a purchase and sale agreement between Harris Teeter and Lowe's Food Stores, Inc. ("Lowes Foods") whereby Harris Teeter acquired ten Lowes Foods store locations and Lowes Foods acquired six Harris Teeter store locations and received cash consideration of $26.3 million. The transaction was accounted for as a business acquisition and assets and liabilities were valued at the current fair market value. During fiscal 2012, the Company recorded impairment losses and other incremental costs of approximately $29.8 million in connection with this transaction. Such costs are included with Selling, General & Administrative expenses on the Company's Consolidated Statements of Operations. In connection with the Lowes Foods transaction, during the third quarter of fiscal 2012 the Company recorded goodwill of $23.2 million and made an assessment for goodwill impairment on those stores that would not be integrated into the operations, resulting in the Company recording goodwill impairment of $3.9 million. On an annual basis during the fourth fiscal quarter, the Company performs a fair value-based impairment test on the net book value of goodwill and will perform the same procedures on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

6. INTANGIBLE ASSETS

The carrying amount of intangible assets as of October 1, 2013 and October 2, 2012 was as follows (in thousands):

	2013	2012
Acquired favorable operating leases	$20,740	$20,740
Pharmacy scripts	602	602
Total amortizing intangibles	21,342	21,342
Accumulated amortization	(7,583)	(6,303)
Total intangible assets, net of accumulated amortization	$13,759	$15,039

The Company has no non-amortizing intangible assets. Amortization expense for intangible assets was $1,280,000, $1,139,000 and $937,000 in fiscal 2013, 2012, and 2011, respectively. Amortizing intangible assets have remaining useful lives from one to 17 years. Projected amortization expense for intangible assets existing as of October 1, 2013 is: $1,220,000 for fiscal 2014 and $1,075,000 per year for fiscal 2015 through 2018.

7. LEASES

The Company leases certain equipment under agreements expiring during the next five years and leases most of its stores under agreements that expire during the next 26 years. It is expected that certain store leases will be renewed by exercising options or replaced by leases of other properties. Most store leases provide for additional rentals based on sales, and certain store facilities are sublet under leases expiring during the next four years. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for the last three fiscal years was as follows (in thousands):

	2013	2012	2011
Minimum, net of sublease income	$105,257	$99,289	$94,901
Contingent	1,645	1,378	1,252
Total	$106,902	$100,667	$96,153

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments (excluding leases assigned - see below) and total minimum sublease rental income to be received under non-cancelable subleases as of October 1, 2013 were as follows (in thousands):

	Operating		Capital
Fiscal Year	Leases	Subleases	Leases
2014	$109,345	$(1,251)	$13,171
2015	112,814	(893)	13,176
2016	112,102	(595)	13,226
2017	111,066	(389)	13,271
2018	108,584	(31)	13,527
Later years	1,083,860	-	134,600
Total minimum lease obligations (receivables)	$1,637,771	$(3,159)	200,971
Amount representing interest			(88,493)
Present value of net minimum obligation (included with long-term debt)			$112,478

In connection with the closing of certain store locations, the Company has assigned leases to several sub-tenants with recourse. These leases expire over the next 8 years and the future minimum lease payments totaling $27.3 million over this period have been assumed by these sub-tenants.

8. LONG-TERM DEBT

On January 30, 2012, the Company amended and restated its then-existing credit agreement that provided financing under a $100 million term loan and a $350 million revolving line of credit. The prior credit agreement was due to expire in December of 2012. The amended credit facility contains a revolving line of credit that provides for financing up to $350 million through its termination date on January 30, 2017. The amended credit agreement also provides for an optional increase of the revolving credit facility by an additional amount of up to $100 million (if the existing or new lenders agree to assume the additional commitments) and two one-year maturity extension options, both of which require consent of certain of the lenders. Outstanding borrowings under the amended credit agreement bear interest at a variable rate, at the Company's option at: (a) an alternate base rate, based on a reference to: rates on federal funds transactions with members of the Federal Reserve System, the prime rate, or the LIBOR Market Index Rate in effect on the interest determination date; (b) the LIBOR Market Index Rate; or (c) a LIBOR Rate, each plus an applicable margin as determined by the administrative agent in accordance with the terms of the amended credit agreement. The amount which may be borrowed from time to time and the applicable margin to the referenced interest rate are each dependent on a leverage factor. The leverage factor is based on a ratio of rent-adjusted consolidated funded debt divided by earnings before interest, taxes, depreciation, amortization and operating rents, as set forth in the amended credit agreement. The more significant of the financial covenants that the Company must meet during the term of the amended credit agreement include a maximum leverage ratio and a minimum fixed charge coverage ratio. The amended credit agreement restricts the Company's ability to pay dividends and make certain other restricted payments, as defined in the amended credit agreement, if after giving effect to such restricted payment an event of default under the amended credit agreement would exist or the Company would not be in compliance with certain specified financial covenants. However, management does not expect these restrictions will affect the Company's ability to pay dividends at the current level in the foreseeable future.

Covenants in certain of the Company's long-term debt agreements limit the total indebtedness that the Company may incur. The most restrictive of these covenants is a consolidated maximum leverage ratio and a minimum fixed charge coverage ratio as defined in the Company's amended credit agreement. As of October 1, 2013, the amount of additional debt that could be incurred within the limitations of the debt covenants exceeded the borrowings available under the amended credit facility. As such, management believes that the limit on indebtedness does not restrict the Company's ability to meet future liquidity requirements through borrowings available under the Company's amended credit facility, including any liquidity requirements expected in connection with the Company's expansion plans for the foreseeable future.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt as of October 1, 2013 and October 2, 2012 was as follows (in thousands):

	2013	2012
7.72% Senior Note due April, 2017	$50,000	$50,000
7.55% Senior Note due July, 2017	50,000	50,000
Capital Lease Obligations	112,478	110,487
Other Obligations	1,001	2,003
Total	213,479	212,490
Less Current Portion	4,788	4,219
Total Long-Term Debt	$208,691	$208,271

Long-term debt maturities (including capital lease obligations) in each of the next five fiscal years are as follows: 2014 - $4,788,000; 2015 - $4,077,000; 2016 - $4,438,000; 2017 - $104,851,000; 2018 - $5,345,000.

Total interest expense, net of amounts capitalized, on debt and capital lease obligations was $16,425,000, $18,269,000 and $19,140,000 for fiscal 2013, 2012 and 2011, respectively. Capitalized interest totaled $1,582,000, $560,000 and $632,000 for fiscal 2013, 2012 and 2011, respectively.

9. INTANGIBLE LIABILITIES

In connection with the Lowes Foods transaction, the Company recorded intangible liabilities associated with unfavorable operating lease contracts which are included with other long-term liabilities in the Company's Consolidated Balance Sheets. The carrying amount of intangible liabilities as of October 1, 2013 and October 2, 2012 was as follows (in thousands):

	2013	2012
Acquired Unfavorable Operating Leases	$2,199	$2,199
Accumulated amortization	(211)	(52)
Total Intangible Liabilities, Net of Accumulated Amortization	$1,988	$2,147

Amortization expense for intangible liabilities was $159,000 and $52,000 in fiscal 2013 and 2012, respectively. Intangible liabilities are amortized over the primary term of the underlying lease contracts which have remaining terms from 11 to 15 years. Projected amortization for intangible liabilities existing as of October 1, 2013 is $159,000 per year for fiscal 2014 through 2018.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the required fair value quantitative disclosures, on a combined basis, for the Company's financial instruments, designated as cash flow hedges (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of October 1, 2013:
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	$133	$-	$133	$-
Net purchase options (included with Accounts Payable on the balance sheet)	3	-	3	-

Fair Value Measurement as of October 2, 2012:
Net purchase options (included with Prepaid Expenses and Other Current Assets on the balance sheet)	302	-	302	-
Net purchase options (included with Accounts Payable on the balance sheet)	25	-	25	-

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the years ended October 1, 2013 or October 2, 2012.

The pre-tax unrealized gains (losses) associated with the cash flow hedges for the fiscal years were as follows (in thousands):

	2013	2012	2011
Unrealized (losses) gains recorded in other comprehensive income	$(124)	$1,036	$758

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

The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of variable interest debt approximates its carrying amount. The estimated fair value of the Company's Senior Notes due at various dates through 2017 (which accounts for 99% of the Company's fixed interest debt obligations) is computed based on borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value of the Company's Senior Notes and its carrying amount outstanding as of October 1, 2013 and October 2, 2012 is as follows (in thousands):

	2013	2012
Senior Notes - estimated fair value	$121,900	$127,730
Senior Notes - carrying amount	100,000	100,000

12. CAPITAL STOCK

The capital stock of the Company authorized as of September 28, 2008 was 75,000,000 shares of no par value Common Stock, 4,000,000 shares of Preference Stock (non-cumulative voting $0.56 convertible, $10 liquidation value), and 1,000,000 shares of Additional Preferred Stock. No shares of Preference Stock or Additional Preferred Stock were issued or outstanding as of October 1, 2013 or October 2, 2012.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors adopted a stock buyback program in 1996, authorizing, at management's discretion, the Company to purchase and retire up to 10% of the then outstanding shares of the Company's common stock for the purpose of preventing dilution as a result of the operation of the Company's comprehensive stock option and awards plans. There were no stock purchases in fiscal 2013, fiscal 2012 or fiscal 2011.

13. STOCK OPTIONS AND STOCK AWARDS

As of October 1, 2013, the Company had various equity incentive plans, which were approved by the Company's shareholders, that authorized the issuance of 6.5 million shares of common stock pursuant thereto. Currently the Company grants equity awards under the Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan, which was approved by the Company's shareholders in February 2011. After such time, no awards were granted under the Company's prior equity incentive plans, including without limitation the Harris Teeter Supermarkets, Inc. 2002 Comprehensive Stock Option and Award Plan (and the Addendum thereto) and the Harris Teeter Supermarkets, Inc. 2000 Comprehensive Stock Option and Award Plan Prior Plans, although outstanding awards previously granted under such prior plans will continue in effect in accordance with the terms and conditions of those plans. As of October 1, 2013, the Company may grant additional options or stock awards and performance shares in the amount of 2,164,000 shares.

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

Stock awards are being expensed ratably over the employees' five-year requisite service period in accordance with the graded vesting schedule, resulting in more expense being recognized in the early years. Compensation expense related to restricted awards totaled $7,597,000, $7,121,000 and $8,073,000 for fiscal 2013, 2012 and 2011, respectively. The remaining unamortized expense as of October 1, 2013 is $9,621,000, with a weighted average recognition period of 1.60 years.

A summary of the status of the Company's restricted stock awards as of October 1, 2013, October 2, 2012 and October 2, 2011, changes during the periods ending on those dates and weighted average grant-date fair value (WAGFV) is presented below (shares in thousands):

Stock Awards	2013		2012		2011
	Shares	WAGFV	Shares	WAGFV	Shares	WAGFV
Non-vested at beginning of period	600	35.94	797	32.25	706	28.52
Granted	230	35.63	212	42.44	298	38.44
Vested	(178)	33.50	(389)	31.71	(191)	28.29
Forfeited	(20)	35.79	(20)	35.30	(16)	30.34
Non-vested at end of period	632	36.03	600	35.94	797	32.25

The total fair value of stock awards that vested during fiscal years 2013, 2012 and 2011 was $5,978,000, $12,359,000, and $5,388,000, respectively.

The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option pricing model. The Company uses historical data to estimate the expected life, volatility and expected forfeitures in valuing the options. The risk-free rate is based on the U.S. Treasury rate in effect at the time of grant. The weighted average fair value for stock options granted in fiscal 2013 was $12.34 per option and was based on the following weighted average assumptions: An expected life of 7.33 years; a risk-free interest rate of 1.43%; volatility of 31.88%; and a dividend yield of 1.59%. Compensation expense is recognized over the vesting period (which is immediately in the case of the fiscal 2013 grants) and amounted to $123,000 for fiscal 2013. There was no compensation expense related to stock options in fiscal 2012 or 2011.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock option plans as of October 1, 2013, October 2, 2012, and October 2, 2011, changes during the years ending on those dates and related weighted average exercise price is presented below (shares in thousands):

	2013		2012		2011
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	36	$21.17	67	$18.77	104	$17.86
Granted	10	42.02	-	-	-	-
Exercised	(24)	15.64	(31)	15.94	(37)	16.25
Outstanding and exercisable at end of year	22	$36.68	36	$21.17	67	$18.77

As of October 1, 2013, all outstanding stock options were exercisable and the price per share ranged from $17.24 to $42.02. The total cash received from stock options exercised for the exercise price and related tax deductions are included in the Consolidated Statements of Shareholders' Equity. The Company has historically issued new shares to satisfy the stock options exercised. The aggregate intrinsic value of stock options outstanding and exercisable as of October 1, 2013 and October 2, 2012 was $275,000 and $602,000, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2013, 2012 and 2011 was $595,000, $780,000, and $876,000, respectively.

14. INCOME TAXES

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The U.S. federal statute of limitations remains open for fiscal 2010 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.

The provision for income taxes from continuing operations consisted of the following (in thousands):

	2013	2012	2011
Current:
Federal	$74,627	$37,696	$38,211
State and other	15,042	12,469	12,949
	89,669	50,165	51,160
Deferred:
Federal	(18,646)	7,038	17,834
State and other	(1,817)	(2,563)	663
	(20,463)	4,475	18,497
Provision for income taxes from continuing operations	$69,206	$54,640	$69,657

Income tax expense from continuing operations differed from an amount computed by applying the statutory tax rates to pre-tax income as follows (in thousands):

	2013	2012	2011
Income tax on pre-tax income at the statutory federal rate of 35%	$62,365	$54,098	$63,390
Increase (decrease) attributable to:
State and other income taxes, net of federal income tax benefit	7,436	6,120	8,604
Tax credits	(1,845)	(2,494)	(1,081)
Employee Stock Ownership Plan (ESOP)	(1,031)	(556)	(583)
COLI	(1,393)	(2,420)	(803)
Non-deductible transaction costs	1,872	-	-
Tax law changes	840	-	-
Other items, net	962	(108)	130
Income tax expense	$69,206	$54,640	$69,657

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities as of October 1, 2013 and October 2, 2012 are as follows (in thousands):

	2013	2012
Deferred Tax Assets:
Employee benefits	$52,457	$57,880
Rent obligations	28,795	28,960
Liabilities not currently deductible	18,719	18,053
Vendor allowances	9,022	6,626
Other	16,756	14,886
Total deferred tax assets	$125,749	$126,405

Deferred Tax Liabilities:
Property, plant and equipment	$(104,454)	$(114,144)
Inventories	(19,089)	(14,537)
Other	(2,606)	(2,621)
Total deferred tax liabilities	$(126,149)	$(131,302)

As of October 1, 2013, the Company had approximately $25.0 million of cumulative federal capital loss carryforwards, and approximately $36.4 million of state net operating loss carryforwards which will begin to expire in fiscal 2017. A valuation allowance of $5.6 million and $3.7 million is included with deferred income taxes as of October 1, 2013 and October 2, 2012, respectively. The valuation allowance increased by $1.9 million from fiscal 2012 to fiscal 2013, increased by $3.6 million from fiscal 2011 to fiscal 2012 and increased by $13,000 from fiscal 2010 to fiscal 2011. The allowance was developed based upon the uncertainty of the realization of certain federal or state deferred tax assets related to the federal capital loss carryforward and state net operating loss carryforwards. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that the deferred tax assets will be realized through the expected generation of future taxable income.

The following table provides a reconciliation of the unrecognized tax liability for fiscal 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Gross taxes at beginning of year	$450	$4,338	$4,104
Additions based on tax positions related to the current year	246	-	-
Additions for tax positions of prior years	211	185	1,396
Reductions for tax positions of prior years	(120)	(4,073)	(1,162)
Reductions for settlements	-	-	-
Reductions for deposits made	-	-	-
Gross taxes at end of year	787	450	4,338
Accumulated interest	66	59	1,322
Federal tax benefit of state income tax deduction	(47)	(28)	(242)
Balance included in the Consolidated Balance Sheets at end of year	$806	$481	$5,418

As of October 1, 2013, unrecognized tax benefits of $632,000 (including interest and penalties) would reduce the Company's tax rate if recognized. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the remainder of the unrecognized tax benefits would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's fiscal year end is used as the measurement date for Company-sponsored defined benefit plans. The following table sets forth the change in the benefit obligation and plan assets, as well as the funded status and amounts recognized in the Company's consolidated balance sheets as of October 1, 2013 and October 2, 2012 for the Pension Plan and SERP (in thousands):

	Pension Plan		SERP
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at the beginning of year	$350,025	$370,514	$56,372	$47,212
Service cost	3,835	2,957	776	787
Interest cost	15,314	16,129	2,341	2,412
Actuarial (gain) loss	(34,781)	50,984	(5,633)	9,357
Gain due to curtailment	-	-	-	(3,475)
Loss due to special termination benefits	-	-	-	1,300
Benefits paid	(12,948)	(16,710)	(1,199)	(1,221)
Spin-off of liability to A&E plan	-	(73,849)	-	-
Pension benefit obligation at end of year	321,445	350,025	52,657	56,372
Change in plan assets:
Fair value of assets at the beginning of year	286,514	276,374	-	-
Actual return on plan assets	12,351	40,549	-	-
Employer contribution	368	50,221	1,199	1,221
Benefits paid	(12,948)	(16,710)	(1,199)	(1,221)
Non-investment expenses	(923)	(830)	-	-
Spin-off of assets to A&E plan	-	(63,090)	-	-
Fair value of assets at end of year	285,362	286,514	-	-
Funded status	(36,083)	(63,511)	(52,657)	(56,372)
Unrecognized net actuarial loss	125,874	167,924	8,963	18,209
Unrecognized prior service cost	59	87	743	917
Prepaid (accrued) benefit cost	$89,850	$104,500	$(42,951)	$(37,246)

Amounts recognized in the Consolidated Balance Sheets consist of:
(Prepaid) Accrued benefit liability	$(89,850)	$(104,500)	$42,951	$37,246
Accumulated other comprehensive income	125,933	168,011	9,706	19,126
Net amount recognized	$36,083	$63,511	$52,657	$56,372

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's defined benefit pension plans had projected and accumulated benefit obligations in excess of the fair value of plan assets as follows (in thousands):

	Pension Plan		SERP
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Projected benefit obligation	$321,445	$350,025	$52,657	$56,372
Accumulated benefit obligation	291,580	317,303	46,769	48,639
Fair value of plan assets	285,362	286,514	-	-

A minimum pension liability adjustment is required when the projected benefit obligation exceeds the fair value of plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded pension assets. The minimum liability adjustment, net of tax benefit, is reported as a component of other comprehensive income and included in the Statements of Consolidated Comprehensive Income.

Net periodic pension expense for the Company's defined benefit pension plans for fiscal 2013, 2012 and 2011 included the following components (in thousands):

Pension Plan	2013	2012	2011
Service cost	$3,835	$2,957	$2,645
Interest cost	15,314	16,129	18,163
Expected return on plan assets	(17,907)	(19,195)	(22,636)
Amortization of prior service cost	29	29	85
Recognized net actuarial loss	13,748	10,526	12,627
Net periodic pension expense	15,019	10,446	10,884
Settlement / Curtailment expense	-	27,739	-
Total Expense	$15,019	$38,185	$10,884

SERP	2013	2012	2011
Service cost	$776	$787	$814
Interest cost	2,341	2,412	1,955
Amortization of prior service cost	174	179	247
Recognized net actuarial loss	3,613	1,212	1,521
Net periodic pension expense	6,904	4,590	4,537
Curtailment cost	-	453	-
Special termination benefit cost	-	1,300	-
Total expense	$6,904	$6,343	$4,537

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

	2013	2012	2011
Weighted Average Discount Rate - Pension Plan	5.20%	4.45%	5.50%
Weighted Average Discount Rate - SERP	5.00%	4.20%	5.40%
Rate of Increase in Future Payroll Costs:
Pension Plan	3.0% - 8.0%*	3.0% - 8.0%*	3.0% - 8.0%*
SERP	6.0%	6.0%	6.0%
Assumed Long-Term Rate of Return on Assets (Pension Plan only)	6.75%	7.40%	8.00%

* Rate varies by age, with higher rates associated with lower aged participants.

Discount rates are based on the expected timing and amounts of the expected employer paid benefits and are established by reference to a representative yield curve of non-callable bonds with a credit rating of Aa and above with durations similar to the pension liabilities.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon the plan's asset allocation, composite return percentiles are developed upon which the plan's expected long-term rate of return is based.

The SERP is unfunded, with benefit payments being made from the Company's general assets. Assets of the Pension Plan are invested in a directed trust. The following table sets forth by level, within the fair value hierarch, the Pension Plan's assets at fair value as of the fiscal year end (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of October 1, 2013:
Cash and Cash Equivalents	$3,676	$3,676	$-	$-
Common Collective Trust Funds	88,906	-	88,906	-
Common Collective Loan Funds	28,381	-	-	28,381
Corporate Bonds	39,667	39,667	-	-
Municipal Bonds	311	311	-	-
Other Fixed Income Securities	7,494	7,494	-	-
Asset-Backed Securities	70	-	70	-
Equities	27,081	27,081	-	-
Hedge Funds	45,413	-	-	45,413
Mutual Funds	41,925	41,925	-	-
Group Annuity Contract	2,438	-	2,438	-
Total Assets	$285,362	$120,154	$91,414	$73,794

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of October 2, 2012:
Cash and Cash Equivalents	$3,043	$3,043	$-	$-
Common Collective Trust Funds	81,422	-	81,422	-
Corporate Bonds	55,275	55,275	-	-
Municipal Bonds	11,579	11,579	-	-
U.S. Government Securities	1,540	1,540	-	-
Other Fixed Income Securities	5,354	5,354	-	-
Asset-Backed Securities	11,486	-	11,486	-
Equities	21,588	21,588	-	-
Hedge Funds	15,568	-	-	15,568
Mutual Funds	77,344	77,344	-	-
Group Annuity Contract	2,315	-	2,315	-
Total Assets	$286,514	$175,723	$95,223	$15,568

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the beginning and ending balances for investments with measurements using significant unobservable inputs (Level 3) during fiscal 2013 and fiscal 2012 (in thousands):

	Common Collective Loan Funds	Hedge Funds
Ending Balance, October 2, 2011	$-	$37,319
Contributions	-	-
Net Realized and Unrealized Gains (Losses)	-	814
Sales and Settlements	-	(22,565)
Ending Balance, October 2, 2012	-	15,568
Contributions	28,000	28,000
Net Realized and Unrealized Gains (Losses)	381	2,200
Sales and Settlements	-	(355)
Ending Balance, October 1, 2013	$28,381	$45,413

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

Common Collective Loan Funds - These investments are public investment vehicles valued using the NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The investment is classified within Level 3 of the valuation hierarchy because the NAV's unit price is quoted on a private market that is not active.

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

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets in the directed trusts by investment classification as of the fiscal year end were as follows:

Asset Class	October 1, 2013	October 2, 2012
Fixed income	35.3%	66.3%
Domestic equities	18.9	15.3
International equities	12.7	8.8
Alternative Investments - Hedge Funds	15.9	5.4
Alternative Investments - Loan Funds	10.0	-
Alternative Investments - Real Estate	3.1	2.3
Balanced Mutual Funds	2.0	-
Guaranteed investment contracts	0.8	0.8
Cash equivalents	1.3	1.1
	100%	100%

Investments in the pension trust are overseen by the Retirement Plan Committee which is made up of officers and directors of the Company. The Company has developed an Investment Policy Statement based on the need to satisfy the long-term liabilities of the Pension Plan. The Company seeks to maximize return with reasonable and prudent levels of risk. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. The general asset guidelines by segment are as follows:

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

The Company plans to contribute approximately $1.2 million to the SERP during fiscal 2014. The Company's contribution to the SERP represents the benefit payments made during the fiscal year.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company's defined benefit pension plans (in thousands):

	Pension Plan	SERP
2014	$26,425	$1,199
2015	26,167	2,428
2016	13,427	2,531
2017	14,208	2,724
2018	15,024	3,668
Years 2019-2023	87,743	20,318

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

Expense associated with the Savings Plan, deferred compensation arrangements and other plans for fiscal 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Savings Plan	$19,384	$21,778	$20,584
Deferred Compensation and other	1,321	1,256	945

16. COMPUTATION OF EARNINGS PER SHARE (EPS)

The following table details the computation of EPS for fiscal 2013, 2012 and 2011 (in thousands except per share data):

	2013	2012	2011
Basic EPS:
Earnings From Continuing Operations	$108,980	$99,927	$111,458
Weighted average common shares outstanding	48,916	48,751	48,469
Basic EPS	$2.23	$2.05	$2.30

Diluted EPS:
Earnings From Continuing Operations	$108,980	$99,927	$111,458
Weighted average common shares outstanding	48,916	48,751	48,469
Net potential common share equivalents - stock options	5	17	27
Net potential common share equivalents - stock awards	291	285	356
Weighted average common shares outstanding	49,212	49,053	48,852
Diluted EPS	$2.21	$2.04	$2.28

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents - stock options	-	-	-
Anti-dilutive common share equivalents - stock awards	-	-	-

Stock awards that are based on performance are excluded from the calculation of potential common share equivalents until the performance criteria are met. As such, the impact of 112,000, 103,000 and 147,000 performance shares for the fiscal 2013, 2012 and 2011, respectively, were excluded from the computation of diluted shares.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To calculate the EPS on the Loss From Discontinued Operations and on Net Earnings, the denominator for both basic and diluted earnings per share is the same as used in the table above. The basic and diluted EPS for the Loss From Discontinued Operations and for Net Earnings were as follows (in thousands except per share data):

	2013	2012	2011
Loss From Discontinued Operations	$(1,088)	$(17,415)	$(20,211)
Loss Per Share:
Basic	$(0.02)	$(0. 36)	$(0.42)
Diluted	(0.02)	(0. 36)	(0.41)

Net Earnings	$107,892	$82,512	$91,247
Earnings Per Share:
Basic	$2.21	$1. 69	$1.88
Diluted	2.19	1. 68	1.87

17. DISCONTINUED OPERATIONS

On November 7, 2011, the Company completed the sale of all of its ownership interest in A&E to two affiliates of KPS Capital Partners, LP. The purchase price was $180 million in cash consideration, adjusted for working capital and certain liabilities, including under-funded pension liabilities and foreign debt.

The following table sets forth the historical operating results of A&E and the loss on disposition of discontinued operations for fiscal 2013, 2012 and 2011, which have been reclassified as discontinued operations (in thousands):

	2013	2012	2011
Net Sales	$-	$30,313	$320,876
Cost of Sales	-	23,205	241,539
Gross Profit	-	7,108	79,337
SG&A Expenses	-	22,824	52,351
Operating (Loss) Profit	-	(15,716)	26,986
Interest Expense	-	19	380
Interest Income	-	(17)	(170)
Less Net Earnings Attributable to Noncontrolling Interest	-	37	698
Loss on Disposition of Discontinued Operations	-	3,717	48,750
Loss on Discontinued Operations	-	(19,472)	(22,672)
Income Tax Expense (Benefit)	1,088	(2,057)	(2,461)
(Loss) From Discontinued Operations, Net of Taxes	$(1,088)	$(17,415)	$(20,211)

18. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and environmental and patent matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Company.

Refer to Note 7 above for additional commitments and contingencies.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY INFORMATION (UNAUDITED)

The Company's stock is listed and traded on the New York Stock Exchange. The following table sets forth certain financial information, the high and low sales prices and dividends declared per share of common stock for the periods indicated (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2013 Operating Results
Net Sales	$1,161.1	$1,169.1	$1,185.8	$1,193.9	$4,709.9
Gross Profit	334.7	359.6	362.2	360.5	1,417.0
Earnings From Continuing Operations	22.8	32.9	32.1	21.2	109.0
Loss From Discontinued Operations	-	-	(1.1)	-	(1.1)
Earnings (Loss) Per Share - Basic:
Continuing Operations	0.47	0.67	0.66	0.43	2.23
Discontinued Operations	-	-	(0.02)	-	(0.02)
Net Earnings	0.47	0.67	0.63	0.43	2.21
Earnings (Loss) Per Share - Diluted:
Continuing Operations	0.46	0.67	0.65	0.43	2.21
Discontinued Operations	-	-	(0.02)	-	(0.02)
Net Earnings	0.46	0.67	0.63	0.43	2.19
Dividend Per Share	0.65	0.15	0.15	0.15	1.10
Market Price Per Share:
High	39.42	45.03	48.96	49.90	49.90
Low	35.25	35.31	39.47	47.28	35.25

2012 Operating Results
Net Sales	$1,119.5	$1,120.4	$1,152.7	$1,142.8	$4,535.4
Gross Profit	326.8	343.6	348.3	339.8	1,358.5
Earnings From Continuing Operations	25.8	30.4	20.0	23.7	99.9
Loss From Discontinued Operations	(12.1)	(0.2)	(4.2)	(0.9)	(17.4)
Earnings (Loss) Per Share - Basic:
Continuing Operations	0.53	0.62	0.41	0.49	2.05
Discontinued Operations	(0.25)	-	(0.09)	(0.02)	(0.36)
Net Earnings	0.28	0.62	0.32	0.47	1.69
Earnings (Loss) Per Share - Diluted:
Continuing Operations	0.53	0.62	0.41	0.48	2.04
Discontinued Operations	(0.25)	-	(0.09)	(0.02)	(0.36)
Net Earnings	0.28	0.62	0.32	0.46	1.68
Dividend Per Share	0.13	0.14	0.14	0.14	0.55
Market Price Per Share:
High	45.45	45.31	41.74	42.99	45.45
Low	37.78	39.16	36.10	37.27	36.10

20. SUBSEQUENT EVENT

On October 3, 2013, the Company's shareholders voted to approve the Agreement and Plan of Merger (the "Merger Agreement") with The Kroger Co. ("Kroger") and Hornet Acquisition, Inc. ("Merger Sub"), a wholly owned subsidiary of Kroger. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Kroger. Under the terms of the Merger Agreement, at the effective time of the merger the Company's shareholders will receive $49.38 in cash for each share of common stock they own. The transaction remains subject to regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended) and other customary closing conditions, and is expected to close in the fourth quarter of calendar year 2013 or the first quarter of calendar year 2014.

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of October 1, 2013, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 1, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of October 1, 2013, the Company's internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company's internal control over financial reporting as of October 1, 2013 has been audited by KPMG LLP, an independent registered public accounting firm. Their report, which appears in Item 8, Financial Statement and Supplementary Data included herein, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of October 1, 2013.

(d) Changes in internal control over financial reporting. During the Company's fourth fiscal quarter of 2013, there has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information required by this item regarding executive officers, refer to "Executive Officers of the Registrant" in Item 4A hereof. Other information required by this item including regarding directors will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the sections entitled "Proposal 1: Election of Directors," "Nominees for Election as Directors," "Committees of the Board of Directors," "Corporate Governance Matters - Audit Committee Financial Expert," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement").

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

Item 11. Executive Compensation

The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the sections entitled "Proposal 1: Election of Directors—Directors' Fees and Attendance," "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Report of the Compensation Committee," "Compensation Discussion and Analysis," "Compensation Policies and Practices as they Related to Risk Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the sections entitled "Principal Shareholders" and "Proposal 1: Election of Directors—Beneficial Ownership of Company Stock" and "Equity Compensation Plan Information" in the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the sections entitled "Transactions with Related Persons and Certain Control Persons" and "Corporate Governance Matters - Director Independence" in the 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the section entitled "Proposal 4: Ratification of the Independent Registered Public Accounting Firm" in the 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:		Page

	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	24

		Consolidated Balance Sheets, October 1, 2013 and October 2, 2012	26

		Statements of Consolidated Operations for the fiscal years ended October 1, 2013, October 2, 2012 and October 2, 2011	27

		Statements of Consolidated Comprehensive Income for the fiscal years ended October 1, 2013, October 2, 2012 and October 2, 2011	28

		Statements of Consolidated Shareholders' Equity for the fiscal years ended October 1, 2013, October 2, 2012 and October 2, 2011	29

		Statements of Consolidated Cash Flows for the fiscal years ended October 1, 2013, October 2, 2012 and October 2, 2011	30

		Notes to Consolidated Financial Statements	31

	(2)	Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

		Schedule I - Valuation and Qualifying Accounts	S-1

		All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

	(3)	Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit Number	Description of Exhibit

2.1*	Unit Purchase Agreement, dated October 27, 2011, by and among Ruddick Operating Company, the Registrant, American & Efird Coöperatieve U.A. and American & Efird U.S. Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated October 27, 2011 (Commission File No. 1-6905). Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules

2.2*	Agreement and Plan of Merger, dated as of July 8, 2013, by and among The Kroger Co., Hornet Acquisition, Inc. and the Registrant, incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated July 8, 2013 (Commission File No. 1-6905). Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

3.1*	Restated Articles of Incorporation of the Registrant as in effect as of the date hereof, incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905).

3.2*	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated August 16, 2012 (Commission File No. 1-6905).

4.1*	$50,000,000 7.55% Senior Series B Notes due July 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between the Registrant and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (Commission File No. 1-6905).

4.2*	$50,000,000 7.72% Series B Senior Notes due April 15, 2017 under the Note Purchase and Private Shelf Agreement dated April 15, 1997 between the Registrant and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997 (Commission File No. 1-6905).

The Registrant has other long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

10.1*	Amended and Restated Credit Agreement, dated January 30, 2012, by and among the Registrant, as borrower, Wells Fargo Bank, National Association, Branch Banking & Trust Company, JP Morgan Chase Bank, N.A., Farm Credit Bank of Texas, Fifth Third Bank, TD Bank N.A., Regions Bank, AgFirst Farm Credit Bank, CoBank, ACB, RBC Bank (USA), GreenStone Farm Credit Services, ACA/FLCA, AgStar Financial Services, PCA (collectively with any other lenders party thereto from time to time, the "Lenders") and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 30, 2012 (Commission File No. 1-6905).

10.2*	Harris Teeter Supermarkets, Inc. 1993 Incentive Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (Commission File No. 1-6905).**

Exhibit Number	Description of Exhibit
10.3*	Harris Teeter Supermarkets, Inc. 1995 Comprehensive Stock Option Plan (the "1995 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-6905).**

10.4*	Harris Teeter Supermarkets, Inc. 1997 Comprehensive Stock Option and Award Plan (the "1997 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (Commission File No. 1-6905).**

10.5*	Harris Teeter Supermarkets, Inc. 2000 Comprehensive Stock Option and Award Plan (the "2000 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (Commission File No. 1-6905).**

10.6*	Harris Teeter Supermarkets, Inc. 2002 Comprehensive Stock Option and Award Plan (the "2002 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (Commission File No. 1-6905).**

10.7*	Addendum to the Harris Teeter Supermarkets, Inc. 2002 Comprehensive Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.8*	Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan (the "2011 Plan"), incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 17, 2011 (Commission File No. 1-6905)**

10.9*	First Amendment to the Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan, effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.10*	Form of Restricted Stock Award Agreement for use in connection with the 2011 Plan, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905)**

10.11*	Form of Performance Share Award Agreement - Executive Officers for use in connection with the 2011 Plan, incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2012 (Commission File No. 1-6905).**

10.12*	Harris Teeter Supermarkets, Inc. Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 15, 2007 (Commission File No. 1-6905).**

10.13*	Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).**

10.14*	Amendment No. 1 to the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of November 7, 2011, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.15*	Amendment No. 2 to the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan (Amended and Restated January 1, 2005), effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

Exhibit Number	Description of Exhibit

10.16*	Description of the Harris Teeter Supermarkets, Inc. Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (Commission File No. 1-6905).**

10.17*	Harris Teeter Supermarkets, Inc. Irrevocable Trust for the Benefit of Participants in the Long Term Key Management Incentive Program, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (Commission File No. 1-6905).**

10.18*	Harris Teeter Supermarkets, Inc. Senior Officers Insurance Program, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998 (Commission File No. 1-6905).**

10.19*	Harris Teeter Supermarkets, Inc. Senior Officers Insurance Program Plan Document and Summary Plan Description, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992 (Commission File No. 1-6905).**

10.20*	Harris Teeter Supermarkets, Inc. Director Deferral Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated December 9, 2008 (Commission File No. 1-6905).**

10.21*	First Amendment to the Harris Teeter Supermarkets, Inc. Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2009 (Commission File No. 1-6905).**

10.22*	Second Amendment to the Harris Teeter Supermarkets, Inc. Director Deferral Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (Commission File No. 1-6905).**

10.23*	Third Amendment to the Harris Teeter Supermarkets, Inc. Director Deferral Plan (January 1, 2008 Restatement), effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.24*	Harris Teeter Supermarkets, Inc. Flexible Deferral Plan - Amendment and Restatement Effective July 1, 2009, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (Commission File No. 1-6905).**

10.25*	Amendment No. 1 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2010 (Commission File No. 1-6905).**

10.26*	Amendment No. 2 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2011, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2011 (Commission File No. 1-6905).**

10.27*	Amendment No. 3 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

Exhibit Number	Description of Exhibit
10.28*	Amendment No. 4 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.29*	Amendment No. 5 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.30*	Harris Teeter Supermarkets, Inc. Key Employee Life Insurance Plan, effective as of March 1, 2004, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2011.**

10.31*	First Amendment to the Harris Teeter Supermarkets, Inc. Key Employee Life Insurance Plan, effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.32*	Second Amendment to the Harris Teeter Supermarkets, Inc. Key Employee Life Insurance Plan, effective as of May 17, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2012.**

10.33*	Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan, effective as of August 19, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2011 (Commission File No. 1-6905).**

10.34*	First Amendment to the Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan, effective as of April 2, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012.**

10.35*	Second Amendment to the Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan, effective as of May 17, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2012.**

10.36*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Thomas W. Dickson, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.37*	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between the Registrant and Thomas W. Dickson, effective as of February 9, 2012, incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.38*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Frederick J. Morganthall, II, incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

10.39*	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between the Registrant and Frederick J. Morganthall, II, effective as of February 9, 2012, incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.40*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. John B. Woodlief, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated September 19, 2007 (Commission File No. 1-6905).**

Exhibit Number	Description of Exhibit

10.41*	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between the Registrant and John B. Woodlief, effective as of February 9, 2012, incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.42*	Change-in-Control and Severance Agreement dated September 19, 2007 between the Registrant and Mr. Rodney C. Antolock, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2011 (Commission File No. 1-6905).**

10.43*	First Amendment to the Change in Control and Severance Agreement dated September 19, 2007 between the Registrant and Rodney C. Antolock, effective as of February 9, 2012, incorporated herein by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012.**

10.44*	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Thomas W. Dickson, effective as of January 2, 2013, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2013.**

10.45*	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Frederick J. Morganthall, II, effective as of December 31, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2013.**

10.46*	Second Amendment to the Change in Control and Severance Agreement between the Registrant and John B. Woodlief, effective as of January 2, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2013.**

10.47*	Second Amendment to the Change in Control and Severance Agreement between the Registrant and Rodney C. Antolock, effective as of December 31, 2012, incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2013.**

10.48*	Harris Teeter Supermarkets, Inc. 2013 Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 21, 2013 (Commission File No. 1-6905).**

10.49*	Form of Outside Director Nonstatutory Stock Option Agreement for use in connection with the Harris Teeter Supermarkets, Inc. 2011 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2013.**

10.50*	Amendment No. 6 to the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (Amended and Restated July 1, 2009), effective as of May 10, 2013, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2013.**

10.51*	Summary of Harris Teeter Supermarkets, Inc. Executive Officer Incentive Bonus Plan, effective as of July 8, 2013, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2013.**

10.52+	Summary of Non-Employee Director Compensation.

21+	List of Subsidiaries of the Registrant.

Exhibit Number	Description of Exhibit

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Harris Teeter Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 1, 2013, formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Operations, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Shareholders' Equity, (v) the Statements of Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

__________________

*	Incorporated by reference.
**	Indicates management contract or compensatory plan required to be filed as an Exhibit.
+	Indicates exhibits filed herewith and follow the signature pages.

(b)	Exhibits
See (a )(3) above.

(c)	Financial Statement Schedules
See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS TEETER SUPERMARKETS, INC.
(Registrant)

Dated: December 2, 2013	By:	/s/ THOMAS W. DICKSON
Thomas W. Dickson,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS W. DICKSON	Chairman of the Board and Chief Executive	December 2, 2013
Thomas W. Dickson	Officer and Director (Principal Executive
Officer)

/s/ JOHN B. WOODLIEF	Executive Vice President and Chief Financial	December 2, 2013
John B. Woodlief	Officer (Principal Financial Officer)

/s/ RONALD H. VOLGER	Vice President and Treasurer (Principal	December 2, 2013
Ronald H. Volger	Accounting Officer)

/s/ JOHN R. BELK	Director	December 2, 2013
John R. Belk

/s/ JOHN P. DERHAM CATO	Director	December 2, 2013
John P. Derham Cato

/s/ JAMES E. S. HYNES	Director	December 2, 2013
James E. S. Hynes

/s/ MARK S. ORDAN	Director	December 2, 2013
Mark S. Ordan

/s/ ANNA S. NELSON	Director	December 2, 2013
Anna S. Nelson

/s/ BAILEY W. PATRICK	Director	December 2, 2013
Bailey W. Patrick

/s/ ROBERT H. SPILMAN, JR.	Director	December 2, 2013
Robert H. Spilman, Jr.

/s/ HAROLD C. STOWE	Director	December 2, 2013
Harold C. Stowe

/s/ ISAIAH TIDWELL	Director	December 2, 2013
Isaiah Tidwell

/s/ WILLIAM C. WARDEN, JR.	Director	December 2, 2013
William C. Warden, Jr.

SCHEDULE I

HARRIS TEETER SUPERMARKETS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended
October 1, 2013, October 2, 2012
and October 2, 2011 (in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF FISCAL YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF FISCAL YEAR
Fiscal Year Ended October 2, 2011:
Amounts deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$2,390	$164	$1,083*	$1,471

Fiscal Year Ended October 2, 2012:
Amounts deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$1,471	$556	$379*	$1,648

Fiscal Year Ended October 1, 2013:
Amounts deducted from assets
to which they apply -
Allowance For Doubtful Accounts	$1,648	$337	$324*	$1,661

* Represents accounts receivable balances written off as uncollectible, less recoveries.

S-1