Form 10-K/A
period 2013-10-01
HARRIS TEETER SUPERMARKETS, INC.
filed 2014-01-24
CIK 85704

UNITED STATES
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
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, April 2, 2013, was $1,885,137,000. The registrant has no non-voting stock.

    As of January 2, 2014, the registrant had outstanding 49,501,737 shares of Common Stock.

EXPLANATORY NOTE

     Harris Teeter Supermarkets, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 1, 2013 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 2, 2013, solely to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment to include the Part III information in its Form 10-K because the Company does not expect to file a definitive proxy statement containing this information before that date.

This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K, and deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement into Part III of the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

HARRIS TEETER SUPERMARKETS, INC.
AND CONSOLIDATED SUBSIDIARIES

AMENDMENT NO. 1 ON FORM 10-K/A FOR THE FISCAL YEAR ENDED OCTOBER 1, 2013

TABLE OF CONTENTS

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	30
Item 14.	Principal Accountant Fees and Services	32

PART IV

Item 15.	Exhibits and Financial Statement Schedules	34

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following contains the name, age, positions, and offices held and period served in such position or offices for each of the directors of the Company. Information concerning the Company’s executive officers appears under Item 4A of the Original Form 10-K under the caption “Executive Officers of the Registrant.”

Board of Directors

John R. Belk, age 54, has been President and Chief Operating Officer of Belk, Inc., retail merchants, since May 2004. Prior to that time, he served as President — Finance, Systems and Operations of Belk, Inc. from May 1998 to May 2004. Mr. Belk is also a former Chairman of the Board of Trustees of Novant Health, Inc. and served as director of ALLTEL Corporation from 1996 to November 2007. Mr. Belk has broad experience in the management and oversight of a retail business. He brings significant expertise in retail business matters, strategic planning, risk management and corporate governance, which are important to a large retail organization like the Company. He has been a director of the Company since 1997 and also serves as a director of Belk, Inc.

John P. Derham Cato, age 63, has been the Chairman, President and Chief Executive Officer of The Cato Corporation, a specialty apparel retailer, since February 2004. Prior to that time, Mr. Cato was the President, Vice Chairman of the Board and Chief Executive Officer of The Cato Corporation from May 1999 to February 2004. Mr. Cato brings to the Board of Directors a breadth and depth of operations, management, and strategic planning experience in the retail industry. His background at The Cato Corporation and leadership of a public company is directly relevant to the oversight of a large organization like the Company. Mr. Cato has been a director of the Company since November 2002 and also serves as a director of The Cato Corporation.

Thomas W. Dickson, age 58, is the Chairman of the Board and Chief Executive Officer of the Company. He has been Chairman of the Board since March 2006 and Chief Executive Officer since February 1997. In addition, he served as President from February 1997 through March 2012. Before his election as President and Chief Executive Officer, he served as Executive Vice President of the Company from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996 he served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, American & Efird, Inc., a wholly owned subsidiary of the Company until November 2011. Mr. Dickson brings executive decision making skills, operating and management experience, and broad supermarket and real estate experience to the Board of Directors from over 30 years of experience with the Company and its subsidiaries. These experiences and Mr. Dickson’s ongoing interaction with real estate developers provide the Board of Directors with, among other things, valuable insight regarding store acquisitions and capital expenditure planning, industry expertise important to the Company’s business and a deep understanding of the Company’s operations and the economic environment in which it operates. He has been a director of the Company since 1997.

James E. S. Hynes, age 73, was the Chairman of the Board of Hynes Inc., a manufacturer’s representative, from September 1986 until October 2000. As one of the most tenured directors, Mr. Hynes provides the Board of Directors with retailing and strategic planning expertise through his service on the board of Hynes Inc. His experiences dealing with major manufacturers of health and beauty products and large retailers are important to the Board of Directors’ oversight of strategic planning. He has been a director of the Company since 1983.

Anna Spangler Nelson, age 51, has been Chairman and Executive Vice President of Spangler Companies, Inc. (formerly known as Golden Eagle Industries, Inc.), a private investment company, since January 2005. Ms. Nelson has been a general partner of the Wakefield Group, a venture capital company, since September 1988. From these experiences, Ms. Nelson brings knowledge of financial products and investments that assists the Board of Directors in overseeing the financial management and risk management practices of the Company. Ms. Nelson has been a director of the Company since 1998, and serves as a Trustee of the Fidelity Charitable Gift Fund, the John S. and James L. Knight Foundation, and The North Carolina Capital Management Trust.

Mark S. Ordan, age 54, was the Chief Executive Officer of Sunrise Senior Living, Inc. (“Sunrise”), a provider of senior living services in the United States, Canada and the United Kingdom, from November 2008 to November 2013. From March 2008 through November 2008, he served as the Chief Investment and Administrative Officer of Sunrise. He served as a director of Sunrise since July 2008 until November 2013. From October 2006 until May 2007, Mr. Ordan served as Chief Executive Officer and President of The Mills Corporation (“Mills”), a publicly traded developer, owner and manager of a diversified portfolio of regional shopping malls and retail entertainment centers. Prior to that, Mr. Ordan held senior executive positions at a number of companies in the real estate, food service and supermarket industries. Mr. Ordan’s management and leadership experience as a chief executive officer of public and private companies; his knowledge and experience regarding real estate financings, acquisitions and dispositions, joint ventures and corporate and debt restructurings; his experience in the retail and supermarket industry; his director experience in public and private companies; and his service as the Chief Executive Officer and director of Sunrise are valuable assets which are utilized by the Board of Directors. Mr. Ordan has been a director of the Company since February 2013.

Bailey W. Patrick, age 52, has been Managing Partner of Merrifield Patrick Vermillion, LLC, a company involved in commercial real estate, brokerage and development, since July 2010. Mr. Patrick was the President of Bissell Patrick LLC, which was also involved in commercial real estate, brokerage and development, from September 1998 until December 2009, at which time Bissell Patrick LLC merged into Merrifield Patrick LLC. Mr. Patrick was Managing Partner of Merrifield Patrick LLC from January 2010 until July 2010, at which time Merrifield Patrick merged to form Merrifield Patrick Vermillion LLC. Mr. Patrick has been a director of the Company since August 2003 and serves as a director of The Cato Corporation. Mr. Patrick brings a breadth and depth of operations and strategic planning experience to the Board of Directors, including real estate development experience, from his leadership at Merrifield Patrick Vermillion, LLC and its predecessor organizations. Mr. Patrick’s background particularly assists the Board of Directors in overseeing the Company’s real estate functions and expansions.

Robert H. Spilman, Jr., age 57, has been the President and Chief Executive Officer of Bassett Furniture Industries, Incorporated, a furniture manufacturer and distributor, since March 2000. Mr. Spilman has been the Company’s Lead Independent Director since August 2012, and has been a director of the Company since August 2002. He also serves as a director of Bassett Furniture Industries, Incorporated and Dominion Resources, Inc. Through his management experience at Bassett Furniture Industries, Incorporated, a vertically integrated manufacturer, importer and retailer of home furnishings operating a network of licensed and corporate stores, Mr. Spilman provides the Board of Directors with sales, operations, risk management, strategic planning and corporate governance expertise that is important to the oversight of the Company.

Harold C. Stowe, age 67, has been the managing member of Stowe-Monier Management, LLC, a venture capital management company since August 2007. Prior to that time, he served as the Interim Dean of Development at the Wall College of Business Administration of Coastal Carolina University from June 2006 to August 2007. Prior to that time, Mr. Stowe was the President and Chief Executive Officer of Canal Holdings, LLC, a real estate and asset management company, from October 2001 to March 2005. Prior to that time, he was the President and Chief Executive Officer of Canal Industries, Inc., a forest products company, from March 1997 until October 2001. Mr. Stowe has a broad range of financial, banking, and management expertise, which provides the Board of Directors with valuable experience in its oversight of the financial reporting and corporate governance of the Company. Mr. Stowe has been a director of the Company since 1998 and also serves as a director of SCANA Corporation.

Isaiah Tidwell, age 68, was the Georgia Wealth Management Director and Executive Vice President of Wachovia Bank, N.A. from September 2001 to February 2005. Prior to that time, he served as the President, Georgia Banking, of Wachovia Bank from July 1999 to September 2001. Mr. Tidwell’s extensive experience in retail banking operations and credit administration at Wachovia Bank provides the Board of Directors with significant financial and retail expertise important to the oversight of the Company’s retail operations, financial reporting and enterprise risk management. Mr. Tidwell has been a director of the Company since 1999 and also serves as a director of Snyder’s-Lance, Inc. and Lincoln National Corporation.

William C. Warden, Jr., age 61, was the Executive Vice President, Administration, of Lowes Companies, Inc. from February 1996 to February 2003. Mr. Warden’s experience as an executive of a large retail organization provides the Board of Directors with expertise in the areas of real estate, engineering and construction, loss prevention and safety, internal audit, administration and legal that is relevant to the Company’s businesses, developments and operations as well as the strategic planning functions of the Board of Directors. Mr. Warden has been a director of the Company since February 2008 and also serves as a director of Bassett Furniture Industries, Incorporated.

No director of the Company has a family relationship as close as first cousin with any other executive officer, director or nominee for director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act 1934, as amended (the “Exchange Act”) requires the Company’s directors, certain officers and beneficial owners of more than ten percent of the Company’s Common Stock to file reports with the Securities and Exchange Commission (the “SEC”) indicating their holdings of and transactions in the Company’s equity securities and to provide copies of such reports to the Company. To the Company’s knowledge, based solely on a review of such copies or written representations relating thereto, insiders of the Company complied with all filing requirements for the fiscal year.

Corporate Governance Matters

Code of Ethics and Code of Business Conduct and Ethics. The Company has adopted a written Code of Ethics (the “Code of Ethics”) that applies to our Chairman of the Board and Chief Executive Officer, our Executive Vice President and Chief Financial Officer and our Vice President and Treasurer. The Company has also adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all employees, officers and directors of the Company. The Code of Ethics and Code of Conduct are available on the Company’s website, www.harristeeter.com, in the “Investor Relations” section under the “Corporate Governance” caption. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company’s website promptly following the date of such amendment or waiver. Information on the Company’s website, however, does not form a part of this Amendment.

Corporate Governance Guidelines and Committee Charters. In furtherance of its longstanding goal of providing effective governance of the Company’s business and affairs for the benefit of shareholders, the Board of Directors of the Company has approved Corporate Governance Guidelines. The Guidelines contain general principles regarding the functions of the Company’s Board of Directors. The Guidelines are available on the Company’s website referenced above. In addition, committee charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance & Nominating Committee are also included on the Company’s website.

Audit Committee. The Audit Committee discharges the Board of Director’s responsibility relating to the oversight of (i) the integrity of the financial statements and internal controls of the Company, (ii) the compliance by the Company with legal and regulatory requirements, (iii) the outside auditor’s independence and qualifications and (iv) the performance of the Company’s internal audit function and outside auditors. The Audit Committee, among other things, is responsible for the appointment, compensation and oversight of the independent auditors and reviews the financial statements, audit reports, internal controls and internal audit procedures. Each member of the Audit Committee has been determined to be an independent director, in accordance with the independence requirements of the SEC and the New York Stock Exchange. The Audit Committee was established in accordance with Section 3(a)(58)A of the Exchange Act. John R. Belk, Mark S. Ordan, Bailey W. Patrick, Harold C. Stowe, Isaiah Tidwell and William C. Warden, Jr. serve on the Audit Committee.

Audit Committee Financial Expert. The Board of Directors has determined that at least one member of the Audit Committee, Harold C. Stowe, is an audit committee financial expert. Mr. Stowe is “independent” as that term is defined in the New York Stock Exchange Listed Company Manual.

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that immediately follows this report. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

SUBMITTED BY THE COMPENSATION COMMITTEE

James E. S. Hynes
Anna Spangler Nelson
Mark S. Ordan
William C. Warden, Jr.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The information set forth in this Item 11 includes only limited information about the impact of the consummation of the merger with Kroger on executive and director compensation. Additional information about the impact of the consummation of the merger with Kroger on such compensation (including accelerated vesting of outstanding equity awards and the treatment of stock units under the Harris Teeter Supermarkets, Inc. Director Deferral Plan) can be found in the Company’s definitive proxy statement filed with the SEC on August 27, 2013.

The Company has determined that it only has four executive officers, based on relevant SEC rules. Accordingly, compensation data for these individuals is provided below. We refer to these four named executive officers, listed in the Summary Compensation Table for 2013, as the “NEOs.”

Based on a comprehensive performance assessment of the Company’s financial results, and combined with a review of the economic environment and competitive trends, the Compensation Committee made the following decisions for the NEOs for fiscal 2013:

•	Base salaries increased for each NEO, due to the Company’s meeting fiscal 2012 performance targets and the relative success of each NEO in achieving his applicable individual performance goals, all as described in more detail below.
•	Fiscal 2013 annual cash plan incentive awards were granted to the NEOs based upon the respective fiscal 2013 operating results of the Company and as computed in accordance with the respective bonus formulas approved by the Compensation Committee.
•	The Compensation Committee granted long-term incentive awards covering 45,000 shares of Common Stock to Mr. Dickson and covering an aggregate of 57,500 shares of Common Stock to the other NEOs.
•	The Board adopted the Executive Officer Incentive Bonus Plan (the “IBP”) under which each NEO will be eligible to receive an incentive bonus (the “Merger Bonus”) equal to 35% of his fiscal 2013 base salary, payable on the date of the closing of the merger with a subsidiary of Kroger (the “merger with Kroger”) if such NEO remains continuously employed by the Company through the closing date. In the event the NEO’s employment terminates prior to the payment date of the Merger Bonus or if the merger with Kroger does not occur and the Merger Agreement is terminated, no Merger Bonus will be paid pursuant to the IBP.

For fiscal 2013, Mr. Dickson received total compensation of $3,518,541, reflecting strong Company and individual performance in fiscal 2013. Mr. Dickson’s total compensation reflects the role he plays in establishing the Company’s strategic agenda and long-range plan, overseeing the management and execution of the Company’s day-to-day operations and leading the Company in a challenging global economic and regulatory environment. Although his compensation is generally determined using the same methodology as used for each of the other NEOs, Mr. Dickson’s compensation is higher than the compensation paid to any of the other NEOs as his responsibilities and obligations at the Company are greater than those of any of the other NEOs.

Each of the other NEOs received total compensation in fiscal 2013, as follows: Mr. Morganthall, $2,166,874, Mr. Woodlief, $1,926,291, and Mr. Antolock, $1,897,815. The compensation paid to the NEOs reflects the performance of the Company during fiscal 2013, as well as individual performance as detailed below.

During fiscal 2013, the Compensation Committee made minimal changes to the compensation programs other than the implementation of the IBP related to the merger with Kroger. No changes were made to the overall design of the Company’s compensation programs.

Executive Compensation Philosophy

The primary objective of the Company’s executive compensation program is to enhance shareholder value in the Company while attracting, retaining and rewarding highly qualified executives. Accordingly, the Company’s executive compensation program encourages management to produce strong financial performance by tying corporate and individual performance to compensation levels. The Company’s executive compensation program consists generally of annual base salary, annual cash incentive bonuses, long-term equity incentive compensation, such as restricted stock and performance share grants and other benefits.

The Company’s practice is to provide incentives through its compensation program that promote both the short-term and long-term financial objectives of the Company. Achievement of short-term objectives is rewarded through base salary and annual cash incentive bonuses, while long-term equity incentive awards encourage management to focus on the Company’s long-term goals and success. Both annual cash incentive bonuses and a substantial portion of long-term equity incentive compensation are performance-based. These incentives are based on financial objectives of importance to the Company, including net operating profit after tax return on invested capital. The Company’s compensation practices reflect a pay-for-performance philosophy, whereby a substantial portion of an executive’s potential compensation is at risk and tied to performance of the Company. The percentage of an executive’s compensation that is tied to performance increases as the Company’s profit performance and rate of return increases.

Compensation Setting Process

The Compensation Committee is responsible for setting total compensation for executives of the Company and for overseeing the Company’s various executive compensation plans and the overall management of the compensation program. Periodically, the Compensation Committee obtains independent and impartial advice from external compensation consulting firms and industry surveys and resources in executing its responsibilities. In prior fiscal years the Compensation Committee had engaged Mercer to act as its independent compensation consultant. For fiscal 2013 the Company did not retain the services of a compensation consultant and the Compensation Committee instead referenced information provided to the Compensation Committee from prior fiscal years by the compensation consultant, along with other market information the Compensation Committee considered relevant.

The Compensation Committee considers various published broad-based third party surveys of the annual compensation of wholesale and retail food companies as well as other retail companies including drug store, convenience, mass merchandising and specialty retail (the “Compensation Surveys”). The companies surveyed in the Compensation Surveys generally include (i) companies that operate in the specific industries in which the Company operates, (ii) regional companies that are comparable in size to the Company and (iii) other companies with which the Company believes it competes for its top executives. For example, one survey covers 237 companies in the retail sector including big box stores, grocery, drug and convenience stores, outlet stores, restaurants, department and specialty stores, while a second survey covers 134 companies in the retail sector, and a third survey covers 31 wholesale and retail food companies. The Compensation Surveys generally provide information on what companies paid their executives in terms of base salary and annual incentives, the target annual compensation the executives could have received upon attainment of certain goals, the value and composition of long term incentives companies granted to executives, and long term incentives and annual incentives as a percentage of base salary. While the Compensation Committee believes the Compensation Surveys are valuable, it does not use the Compensation Surveys as a benchmark to set executive compensation. The Compensation Committee does not believe it is appropriate to tie executive compensation directly to the compensation awarded by other companies or to a particular survey or group of surveys. Instead, the purpose of the Compensation Surveys, and the manner in which they were used by the Compensation Committee, was to provide a general understanding of current compensation practices and trends of similarly situated companies. The Compensation Surveys contain high-level analyses and are compiled from information from a number of companies. The Compensation Committee uses the Compensation Surveys as a tool to compare the overall compensation of its own executives to the executives of other companies in similar sectors. No specific compensation decision for any individual was based on or justified by any Compensation Survey.

In its annual review of executive compensation, the Compensation Committee meets with the Company’s Chief Executive Officer with regard to the compensation packages of the Company’s executive officers other than the Chief Executive Officer. The Chief Executive Officer recommends any compensation adjustments for these officers to the Compensation Committee for its review, with changes in compensation being based upon the individual’s performance, the performance of the Company, and the individual’s level of responsibility. The Compensation Committee accepts, rejects or modifies the Chief Executive Officer’s recommendations at its discretion. The Compensation Committee then makes a recommendation to the independent directors for their approval. The Compensation Committee, along with the Chairman of the Corporate Governance & Nominating Committee, performs the annual evaluation of the Chief Executive Officer. The compensation for the Chief Executive Officer is approved by the independent directors upon the recommendation of the Compensation Committee.

Shareholder Say-on-Pay Vote

At the 2013 Annual Meeting of Shareholders, the Shareholders provided an advisory vote with 94% of the votes cast approving the compensation of the Company’s named executive officers for fiscal 2012 (the “Advisory Vote”). Subsequently, in its meeting held in November 2013 the Compensation Committee considered the results of the Advisory

Vote in determining compensation policies and decisions of the Company. The Advisory Vote affected the Company’s executive compensation decisions and policies by reaffirming the Company’s pay-for-performance philosophy, and the Compensation Committee will continue to use this philosophy and past practice, as well as results of future say-on-pay proposals, in determining future compensation decisions.

The Board has determined that the Company’s shareholders should vote on a say-on-pay proposal each year, consistent with the preference expressed by the shareholders at the 2010 Annual Meeting of Shareholders. Although the Company expects the closing of the merger with Kroger to occur prior to the time at which the Company would ordinarily hold its Annual Meeting, in the event that an Annual Meeting is held, shareholders would again have the opportunity to indicate their views on NEO compensation.

Elements of Compensation

Annual Cash Compensation. The Company’s annual cash compensation for its executives consists of base salary and cash incentive bonuses. The total annual cash compensation levels of the respective executives reflect the varying duties and responsibilities of each individual executive’s position with the Company, with consideration given to the executive’s individual performance, as well as the consolidated financial condition and results of operation of the Company.

For fiscal 2013, base salaries of the NEOs were reviewed and, on average, increases of 5.9% were provided. Base salary increases were based on each NEO’s achievement of personal performance objectives and operating results during fiscal 2012. The operating results considered were primarily return on invested capital during the fiscal year calculated as net operating profit after tax divided by invested capital at the beginning of the fiscal year (“NOPAT Return”) and operating margin. The personal performance objectives vary for each NEO as described in specific detail below, and were primarily tied to the performance of the Company for the prior year, fiscal 2012. No particular weight was assigned to any particular performance goal, and the personal performance objectives considered by the Compensation Committee may change from year to year, depending on the needs of the Company. The Chief Executive Officer meets with the Compensation Committee and presents a set of personal objectives for the Compensation Committee to consider. After discussion, the Compensation Committee approves the personal objectives for the Chief Executive Officer. For all NEOs other than the Chief Executive Officer, the performance objectives are generally discussed between the respective NEO and the Chief Executive Officer, who then reviews them with the Compensation Committee. The Compensation Committee does not determine the NEOs’ base salaries based on a formula or targeted performance.

Based upon the recommendations of management relating to management’s expectations for fiscal 2013 as well as the foregoing factors, the Compensation Committee determined to increase the base salaries of the NEOs for fiscal 2013 as detailed in the 2013 Base Salary Adjustment table below. The target corporate operating results and individual performance objectives for the NEOs from the prior year, fiscal 2012, that were used to determine the base salaries for fiscal 2013 were as follows:

•	For Mr. Dickson, the fiscal 2012 target corporate operating results were achieving sales of $4.48 billion (actual $4.5 billion), an operating profit of $197 million (which was achieved, excluding Lowes Foods Transaction Costs pursuant to the discretion granted to the Compensation Committee under the Company’s 2013 Cash Incentive Plan, as described below). The fiscal 2012 performance objectives for Mr. Dickson included: opening 7 new stores and completing 12 major remodelings, establishing a category manager scorecard for the purpose of annual job performance evaluation of such managers, introducing 250 new store brand items and achieving a variety of specific productivity and operational goals. During fiscal 2012, the Company achieved most of Mr. Dickson’s performance objectives, including: the opening of 7 new stores and completion of 12 major remodels without any disruption, the establishment of the category manager scorecards, the introduction of 250 new store brand items and the making of progress on a number of productivity and other goals.
•	For Mr. Morganthall, the fiscal 2012 target corporate operating results were achieving a comparable store sales increase of 1.5% (actual 4.0%), sales of $4.48 billion (actual $4.5 billion) and an operating profit of $197 million (which was achieved, excluding Lowes Foods Transaction Costs). The fiscal 2012 performance objectives for Mr. Morganthall included improving customer service with reference to a variety of qualitative goals, achieving milestones with respect to the development of a number of the Company’s technology projects, achieving an average of 500 pharmaceutical prescriptions filled per week per pharmacy and overseeing and implementing a variety of policies and procedures, including with respect to pricing of the Company’s products, the success of the Company’s store brands and the effectiveness of the Company’s finance and accounting functions. During fiscal 2012, the Company achieved most of Mr. Morganthall’s performance objectives, including: an improvement in customer service delivery levels in all departments through prompt and friendly associate interaction, the achievement of a number of applicable milestones with respect to the Company’s technology projects and the achievement of an average of 500 pharmaceutical prescriptions filled per week per pharmacy.
•	For Mr. Woodlief, the fiscal 2012 performance objectives included supporting the Company in its efforts to achieve its operating goals, including its income targets and NOPAT Return, maintaining the Company’s banking relationships and obtaining cost effective capital for the Company, managing the winding up of the Corporation’s obligations concerning its sale of American & Efird, continuing to support an enterprise-wide risk management process, assisting with cost optimization efforts and supporting the Company’s Chief Executive Officer in evaluating and pursuing strategic opportunities for the Company. During fiscal 2012, the Company achieved all of Mr. Woodlief’s performance objectives.
•	For Mr. Antolock, the fiscal 2012 target corporate operating results were achieving a comparable store sales increase of 1.5% (actual 4.0%), sales of $4.48 billion (actual $4.5 billion) and an operating profit of $197 million (which was achieved, excluding Lowes Foods Transaction Costs). The fiscal 2012 performance objectives for Mr. Antolock included improving customer service with reference to a variety of qualitative goals, achieving milestones with respect to the development of a number of the Company’s technology projects, achieving an average of 500 pharmaceutical prescriptions filled per week per pharmacy and overseeing and implementing a variety of policies and procedures, including with respect to pricing of the Company’s products, the success of the Company’s store brands and the effectiveness of the Company’s human resources function. During fiscal 2012, the Company achieved most of Mr. Antolock’s performance objectives, including: an improvement in customer service delivery levels in all departments through prompt and friendly associate interaction, the achievement of a number of applicable milestones with respect to the Company’s technology projects and the achievement of an average of 500 pharmaceutical prescriptions filled per week per pharmacy.

2013 Base Salary Adjustment

Name	Fiscal 2012 Base Salary ($)	Fiscal 2013 Base Salary ($)	Increase ($)	Increase (%)
Thomas W. Dickson	709,000	750,000	41,000	5.8%
Frederick J. Morganthall, II	500,000	537,500	37,500	7.5%
John B. Woodlief	487,000	500,000	13,000	2.7%
Rodney C. Antolock	415,000	447,500	32,500	7.8%

Annual cash incentive plan awards (“Incentive Bonuses”) are provided to the NEOs through the 2013 Cash Incentive Plan, which was approved by the shareholders at the Annual Meeting of Shareholders held on February 21, 2013. Awards under the 2013 Cash Incentive Plan link incentive pay to level of achievement of financial performance criteria. The Compensation Committee awards potential Incentive Bonuses to the NEOs based upon each such NEO’s level of responsibility within the Company, and the attainment of that potential compensation is based upon the performance of the Company. In particular, the Compensation Committee has set forth performance metrics for the Company based on information which the Compensation Committee deems most important to determining the performance of such entities. The footnotes to the Cash Incentive Plan Awards for 2013 table identify the performance metric thresholds which the NEOs would be required to meet in order to earn an Incentive Bonus under the plan.

Generally, if the Company achieves the applicable predetermined NOPAT Return, which is approved by the Compensation Committee, executives are paid a predetermined percentage of their base salary as their Incentive Bonus. The percentage of base salary payable as Incentive Bonus increases as the NOPAT Return increases. The Compensation Committee has the discretion to eliminate or reduce the Incentive Bonus payable to any or all of the NEOs in accordance with the 2013 Cash Incentive Plan.

The Compensation Committee uses NOPAT Return as a performance measure for the Company because the Compensation Committee believes this measure is an appropriate determinant of the Company’s success. NOPAT Return is a measure by which the Compensation Committee is able to determine the Company’s return on total invested capital (for all investors, including shareholders and debt holders). NOPAT Return effectively adjusts for the financing of a company and is a better measure of the operational performance of the business. By using NOPAT Return the Compensation Committee is able to determine the on-going operational success of the Company. In addition, the Compensation Committee has chosen this performance measure because the Compensation Committee believes this measure is used by third parties, such as investment banks, analysts and lenders, to judge the performance of the Company and its competitors, and it is utilized by the Company when evaluating its performance against its peers.

Pursuant to its authority under the 2013 Cash Incentive Plan, in connection with determining the Company’s NOPAT Return for fiscal 2013 Incentive Bonuses, the Compensation Committee excluded each of the $7.2 million of incremental merger-related costs comprised of legal and consulting fees, corporate compliance and advisory fees (including obtaining a fairness opinion on the pending merger and proxy solicitation costs), retention bonus accruals and other costs related to the pending merger with Kroger (the “Merger-Related Costs”) and the $0.2 million of expenses related to the Company’s acquisition of six Piggly Wiggly stores and one future store location in the Charleston, South Carolina area (the “Piggly Wiggly Acquisition Costs”), as these expenses represented one-time, non-operational items occurring during the relevant performance period. The Compensation Committee determined that including the Merger-Related Costs and the Piggly Wiggly Acquisition Costs in the NOPAT Return calculation materially affected the fairness of those performance criteria and unduly affected the Company’s ability to meet them at the prescribed levels. The Compensation Committee believes that the merger with Kroger and the acquisition of the Piggly Wiggly stores each provide a long-term strategic benefit to the Company and substantial benefits to the Company’s shareholders, and that excluding the Merger-Related Costs and the Piggly Wiggly Acquisition Costs is in the best interests of the Company’s shareholders because it is consistent with the Company’s philosophy to align executive compensation with long-term shareholder value. After excluding these expenses and reviewing the performance of the Company, the Compensation Committee determined the fiscal 2013 Incentive Bonuses.

The following table describes the threshold and actual Incentive Bonuses that were payable under the 2013 Cash Incentive Plan to each of the NEOs for fiscal 2013. Based on the actual fiscal 2013 performance of the Company, adjusted for the Merger-Related Costs and the Piggly Wiggly Acquisition Costs, as previously described, the NEOs were eligible for and received Incentive Bonuses for fiscal 2013 in the aggregate amount of $2,365,920. The actual Incentive Bonuses payable to the NEOs for performance in fiscal 2013 are reflected in the following table and in the Summary Compensation Table for 2013, and additional information regarding the 2013 Cash Incentive Plan awards for fiscal 2013 may be found below in the Grants of Plan-Based Awards Table for 2013. The difference in the potential Incentive Bonuses paid among the NEOs is reflective of the variance in the duties and responsibilities of the positions held by each NEO. This difference in potential Incentive Bonuses is influenced by the Compensation Committee’s assessment of the degree to which the NEO may directly influence the Company’s business.

Cash Incentive Plan Awards for 2013

Name	Threshold Performance Metric	Threshold Incentive Bonus (% of Base Salary)	Threshold Incentive Bonus ($)	Actual Fiscal 2013 Performance	Actual Incentive Bonus (% of Base Salary)	Actual Incentive Bonus ($)
Thomas W. Dickson	4% NOPAT Return on Beginning Invested Capital	NA (1)	-	8.96% NOPAT Return on Beginning Invested Capital	119.04	892,800
Frederick J. Morganthall, II	4% NOPAT Return on Beginning Invested Capital	NA (2)	-	8.96% NOPAT Return on Beginning Invested Capital	99.20	533,200
John B. Woodlief	4% NOPAT Return on Beginning Invested Capital	NA (2)	-	8.96% NOPAT Return on Beginning Invested Capital	99.20	496,000
Rodney C. Antolock	4% NOPAT Return on Beginning Invested Capital	NA (2)	-	8.96% NOPAT Return on Beginning Invested Capital	99.20	443,920

__________________

(1)	A bonus of 24% of his base salary would be earned by Mr. Dickson for each 1% NOPAT Return for the Company above 4%. Increments of less than 1% would be calculated on a pro rata basis.
(2)	A bonus of 20% of his base salary would be earned by each of Messrs. Morganthall, Woodlief and Antolock for each 1% NOPAT Return for the Company above 4%. Increments of less than 1% would be calculated on a pro rata basis.

On July 8, 2013, in order to provide an incentive for the executive officers to successfully close the merger with Kroger, the Compensation Committee and the Board of Directors approved the Merger Bonuses for the NEOs under the IBP. The Merger Bonuses will be paid to each NEO in a single lump sum cash payment on the date of the closing of the merger with Kroger, contingent on the NEO remaining continuously employed with the Company, or any affiliate or subsidiary, through the effective time of the merger. Each NEO’s Merger Bonus will be equal to 35% of his respective fiscal 2013 base salary and is set forth under the caption titled “Potential Payments Upon Termination or Change in Control – Other Change in Control Benefits in connection with the Merger with Kroger.” In the event the NEO’s employment terminates prior to the payment date of the Merger Bonus or if the merger with Kroger does not occur and the Merger Agreement is terminated, no Merger Bonus will be paid pursuant to the IBP.

Long-Term Equity Incentive Compensation. The Company’s executive compensation program is intended to provide executives — who have significant responsibility for the management, growth and future success of the Company — with an opportunity to increase their ownership in the Company and thereby gain from any long-term appreciation in the Company’s stock. The Company typically provides long-term equity incentive compensation to its executives through the grant of restricted stock and performance shares pursuant to its shareholder approved equity incentive plans.

Generally, the Company plans its equity incentive award grant dates well in advance of any actual grant. The timing of the Company’s regular annual awards coincides with a scheduled meeting of the Board of Directors, which historically has been the first meeting of the Board of Directors in the new fiscal year. The grant date is established when the Board of Directors, acting upon the recommendation of the Compensation Committee, approves the grants and all key terms. Newly hired employees may receive equity incentive awards prior to the annual grant date upon the approval of the Compensation Committee. The Company does not coordinate the timing of equity incentive awards with the release of material non-public information.

In fiscal 2013, the Company granted restricted stock and performance shares to a broad range of management employees of the Company, including the NEOs. All of the fiscal 2013 grants were made in November 2012 and generally each employee received a grant of equal amounts of restricted stock and performance shares. The restricted stock vests 20% per year on each of the first five anniversaries of the date of the award. The performance shares entitled each recipient to receive shares of restricted stock, only upon the achievement of certain performance objectives as described herein for fiscal 2013. Restricted stock issued in satisfaction of performance shares vests 25% per year on each of the first four anniversaries of the issuance of the restricted stock. The issuances of restricted stock from performance shares for the NEOs were 100%, subject to the Company meeting its operating profit requirement for fiscal 2013, which was $192 million.

The belief of the Compensation Committee is that the equity awards incentivize employees by tying their compensation to the value of the Company’s Common Stock. The performance share grants are designed to incent the broad range of management employees, including the NEOs, to achieve the annual operating profit requirement which are provided to the Board of Directors. During fiscal 2013, with respect to performance share awards, the Company’s executives earned the full amount of awards. The performance share awards for fiscal 2013 are designed to be achievable by all of the participants in such award plans. Reference is made to the Grants of Plan-Based Awards for 2013 table for more information regarding the equity award grants.

The criteria considered by the Compensation Committee in granting restricted stock and performance shares to NEOs included level of responsibility or position with the Company, performance and length of employment. The Compensation Committee also considers the number of equity awards previously granted to employees when approving new grants. The Company’s equity based incentive compensation awards are intended to provide executive officers a vested interest in the long-term financial performance of the Company and closely align the interests of the shareholders and executives, with the goal of increasing shareholder value in the Company. The vesting schedule utilized for both the restricted stock and performance shares is a retention feature designed to encourage long-term employment by executives.

Pursuant to its authority under the 2011 Incentive Compensation Plan (the “2011 Plan”), in connection with determining whether the Company achieved its performance criteria for performance shares, the Compensation Committee excluded the effect of the Merger-Related Costs and Piggly Wiggly Acquisition Costs for the reasons described above with respect to Incentive Bonuses. After excluding these expenses and reviewing the performance of the Company, the Compensation Committee determined that the Company met the applicable performance criteria for issuance of restricted stock in settlement of performance shares.

2013 Restricted Stock Awards

Name	Shares of Restricted Stock Awarded in FY 2013 (1)
Thomas W. Dickson	22,500
Frederick J. Morganthall, II	12,500
John B. Woodlief	7,500
Rodney C. Antolock	8,750

__________________

(1)	These awards of restricted stock will vest 20% per year on each of the first five anniversaries of the date of the award.

2013 Performance Share Awards

Name	Maximum Shares of Restricted Stock Awardable in FY 2014, Contingent on FY 2013 Performance (1)	Shares of Restricted Stock Awarded in FY 2014, Based on Actual FY 2013 Performance (2)
Thomas W. Dickson	22,500	22,500
Frederick J. Morganthall, II	12,500	12,500
John B. Woodlief	7,500	7,500
Rodney C. Antolock	8,750	8,750

__________________

(1)	Award was contingent upon the Company meeting its operating profit requirement for fiscal 2013 of $192 million.
(2)	Once issued, these shares of restricted stock vest 25% per year on each of the first four anniversaries of the date of the issuance.

Pension Plan and Supplemental Executive Retirement Plan. NEOs participate in the Harris Teeter Supermarkets, Inc. Employees’ Pension Plan (the “Pension Plan”), a tax-qualified defined benefit retirement plan for eligible employees, on the same basis as other similarly situated employees. NEOs also participate in the Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan (the “SERP”), which is an unfunded excess benefit plan maintained to supplement the benefits payable to participants (generally senior officers of the Company) under the Pension Plan. SERP participants, depending on length of service and vesting requirements, can become entitled to retirement payments inclusive of assumed pension, profit sharing and social security retirement benefits up to 60% of a participant’s final average earnings. See the information under the headings “Pension Plan” and “SERP” below for a more detailed discussion of the Pension Plan and the SERP. The Company historically viewed the Pension Plan as a basic component in retaining employees; however, the Company chose to partially freeze the plan as other programs were deemed a more effective and widely utilized method to compensate and retain employees. Effective September 30, 2005, the Board of Directors approved changes to the Pension Plan which prohibited participation by new employees, froze benefit accruals for certain participants and provided transition benefits to those participants that achieved specified age and service levels on December 31, 2005. These transition benefits were provided to the majority of the Pension Plan participants as determined on the date of the freeze. Each of the NEOs is entitled to these transition benefits and, as a result, the expected benefits to each under the SERP and Pension Plan were not substantially affected by the plan changes.

Deferred Compensation Plan. The Company has a deferred compensation plan, the Harris Teeter Supermarkets, Inc. Flexible Deferral Plan (the “Flexible Deferral Plan”), which allows eligible participants to forego the receipt of earned compensation for specified periods of time. Each of the NEOs is eligible to participate in the Flexible Deferral Plan. Pursuant to the Flexible Deferral Plan, compensation earned by participants (which is also reported in the Summary Compensation Table for 2013) is deferred at the election of the plan participant. These deferred amounts and a Company match based upon the same formula applicable to deferrals made pursuant to the Retirement and Savings Plan are credited to the individual’s account. The value of an individual’s account will increase or decrease based on the performance of the selected market investment alternatives elected by the participant of the Flexible Deferral Plan. Additional details of the Flexible Deferral Plan are included under the heading “Flexible Deferral Plan” below.

Perquisites and Other Benefits. The Company provides certain perquisites and other benefits to executive management where they generally either (i) meet the business needs of the organization, or (ii) provide a level of benefits commensurate with the group insurance plans offered to all employees to recognize limitations on wages. The Company believes that these types of benefits are highly effective in recruiting and retaining qualified executive officers because they provide the executive officer with longer term security and protection for the future. The Company believes that providing these benefits is a relatively inexpensive way to enhance the competitiveness of the executive’s compensation package and furthers the Company’s goal of attracting, retaining and rewarding highly qualified executives. Furthermore, the Company believes that while its executives could purchase such coverage individually, the superior purchasing power of the Company allows the Company to purchase the benefits in a more cost effective manner. The Company generally believes that perquisites have greater value to the executives than the cost to the Company to provide them, thus providing a return on the cost of providing such benefits. The Compensation Committee considers these other forms of compensation, as well as perquisites made available to executive officers, when setting annual base salary, incentive compensation and long-term incentive compensation. Additionally, the Company provides tax gross-up reimbursements to the NEOs for the value of certain of these benefits, in order to provide the NEOs with the full value of such benefits.

Perquisites. To the extent reportable perquisites, as defined by the SEC, were granted in fiscal 2013, they are disclosed in the footnotes to the Summary Compensation Table below. Perquisites are provided from time to time consistent with the Company’s philosophy outlined above.

Retirement and Savings Plan. The Company also maintains the Retirement and Savings Plan in which executives and other employees are entitled to participate upon satisfaction of the eligibility requirements. The Retirement and Savings Plan provides participants a specified Company match on a portion of their pay contributed to the Retirement and Savings Plan in accordance with plan rules. The Company provides a match equal to 50% of the pay contributed to the Retirement and Savings Plan up to 4% of pay, subject to certain limitations. The Retirement and Savings Plan also provides eligible participants a Company-paid automatic retirement contribution. Based upon age and service points, eligible participants will receive an annual automatic retirement contribution equal to between 2% and 5% of covered pay, subject to certain limitations.

Disability Benefits and Excess Liability Insurance. The Company generally provides income protection in the event of disability under group insurance plans for its employees. These group plans have limitations on income replacement and, as a result, highly compensated employees are not provided proportional income protection. Accordingly, alternative disability coverage is provided by the Company to certain members of executive management, including all NEOs, pursuant to an executive long term disability plan (the “Executive Long Term Disability Plan”). The premiums paid with respect to the Executive Long Term Disability Plan was grossed up for tax purposes. The Company also provides personal group excess liability insurance coverage to certain members of executive management, including all NEOs.

Life Insurance. The Company maintains a group universal insurance plan through the Key Employee Life Insurance Plan (the “KELIP”) which provides for life insurance coverage equal to two and one-half times an executive’s base salary. As part of the KELIP, the Company also makes a contribution into a cash value investment account on behalf of KELIP participants in the amount of 0%, 1.2% or 2.4% of base salary. All NEOs are in the 2.4% category. In addition, the Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan (the “EBIP”) provides the Company’s executives with a whole life insurance policy as to which the Company makes the premium payments while the participant is employed by the Company. The premiums paid with respect to the Executive Bonus Insurance Plan were grossed up for tax purposes. The EBIP generally requires the Company to continue premium payments on behalf of participants until age 65 if their employment is terminated within two years following a change in control. This provision is coordinated with the Change-in-Control and Severance Agreements discussed below such that, in the case of a change in control, the Company will continue EBIP premium payments for a NEO until the later of the end of the continuation period provided under the EBIP or the Change-in-Control and Severance Agreements.

Change-in-Control and Severance Agreements. The Company entered into Change-in-Control and Severance Agreements with the NEOs during the Company’s fiscal year ended September 30, 2007 (“fiscal 2007”) which have been subsequently amended. Please see the discussion of the Change-in-Control and Severance Agreements contained below in “Potential Payments Upon Termination of Employment or Change in Control.”

Deductibility of Compensation Expenses

Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) generally limits the tax deductibility by the Company for compensation paid to the Chief Executive Officer and certain highly compensated executive officers to $1 million per officer per year, unless it qualifies as “performance-based” compensation. To qualify as “performance-based,” compensation payments must satisfy certain conditions, including limitations on the discretion of the Compensation Committee in determining the amounts of such compensation. It is the Company’s current policy that, to the extent possible, compensation paid to its executive officers be deductible under Section 162(m) of the Code. In furtherance of this policy, the Board of Directors has adopted, and the shareholders have approved, the 2013 Cash Incentive Plan and the 2011 Plan. The 2013 Cash Incentive Plan and 2011 Incentive Compensation Plan have each been structured in a manner such that cash incentive payments and performance-based equity awards under each plan can satisfy the requirements for “performance-based” compensation within the meaning of Section 162(m) of the Code.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2013

The table below summarizes the compensation during the past three fiscal years for each NEO. Mr. Antolock became an executive officer in fiscal 2012, so no compensation information is provided for him for fiscal 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas W. Dickson	2013	750,000	—	1,603,350	—	892,800	—	272,391	3,518,541
Chairman of the Board and	2012	709,000	—	1,591,500	—	837,187	3,283,000	192,641	6,613,328
Chief Executive Officer	2011	682,000	—	1,345,400	—	865,867	306,000	185,908	3,385,175

Frederick J. Morganthall, II	2013	537,500	—	890,750	—	533,200	—	205,424	2,166,874
President and Chief	2012	500,000	75,000	848,800	—	397,500	1,018,000	138,281	2,977,581
Operating Officer	2011	482,000	—	672,700	—	367,525	286,000	135,867	1,944,092

John B. Woodlief	2013	500,000	—	534,450	—	496,000	207,000	188,841	1,926,291
Executive Vice President and	2012	487,000	—	636,600	—	479,208	1,205,000	154,960	2,962,768
Chief Financial Officer	2011	472,500	—	576,600	—	499,905	272,000	142,592	1,963,597

Rodney C. Antolock	2013	447,500	—	623,526	—	443,920	237,000	145,869	1,897,815
Executive Vice President	2012	415,000	50,000	466,840	—	329,925	416,000	95,910	1,773,675

__________________

(1)	Amounts represent a discretionary bonus provided to the applicable NEO for the fiscal year indicated.
(2)	Amounts reflect the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, related to restricted stock and performance shares granted in the fiscal year noted. The assumptions used in the calculation of these amounts are included in the note entitled “Stock Options and Stock Awards” in the Notes to Consolidated Financial Statements included within the Original Form 10-K, except that for the purposes of this table the estimates of forfeitures related to service-based vesting conditions have been disregarded. For more information on the actual forfeitures, if any, for each of the NEOs listed in the table during fiscal 2013, please refer to “2013 Performance Share Awards”. For more information on the outstanding shares of restricted stock held by the NEOs, please refer to “Outstanding Equity Awards at Fiscal Year-End for 2013”.
(3)	This column represents Incentive Bonuses paid to the NEOs. In accordance with SEC requirements, Incentive Bonuses paid are “performance-based” and therefore are reported in the Non-Equity Incentive Plan Compensation column. As described in the “Compensation Discussion and Analysis” section, such cash incentive bonuses are paid to the NEOs when specific performance measures are achieved and the payment is approved by the Compensation Committee. These amounts were paid in the November following the end of the indicated fiscal year to each respective NEO with respect to the Company’s performance during the indicated fiscal year.
(4)	The amounts listed for fiscal 2013 are attributable to the change in actuarial present value for the Pension Plan and the SERP from October 2, 2012 through October 1, 2013. There was a decrease of $90,000 in the amount attributable to the change in actuarial present value of Mr. Dickson’s benefits under the Pension Plan and SERP and a decrease of $275,000 in the amount attributable to the change in actuarial present value of Mr. Morganthall’s benefits under the Pension Plan and SERP. For a discussion of the assumptions underlying this valuation, please refer to the note to the table entitled “Pension Benefits for 2013”. The Company’s non-qualified deferred compensation plan does not provide above-market or preferential earnings on deferred compensation, and therefore, in accordance with SEC rules, there were no changes of value attributable to nonqualified deferred compensation earnings. A change in the actuarial present value of the benefits under the Pension Plan and the SERP can occur due to changes in the discount rate. The present values of the accumulated Pension Plan and SERP benefits of the NEOs were negatively impacted due to an increase in the discount rate from 4.45% for the Pension Plan and 4.20% in the SERP for fiscal 2012 to 5.20% for the Pension Plan and 5.00% for the SERP for fiscal 2013.
(5)	All other compensation for each of the NEOs consists of the following:

	Thomas W. Dickson ($)	Frederick J. Morganthall, II ($)	John B. Woodlief ($)	Rodney C. Antolock ($)
Executive Bonus Insurance Plan	42,253	41,052	52,858	38,423
Retirement and Savings Plan	17,600	17,500	15,069	15,000
Flexible Deferral Plan	23,000	14,729	14,497	11,141
Key Employee Life Insurance Plan	24,029	19,376	18,894	13,387
Tax Reimbursement	40,048	34,970	40,040	31,249
Executive Long Term Disability Plan	7,277	3,192	4,134	2,789
Dividends on unvested Restricted Stock Awards	106,084	55,826	43,349	33,880
Aircraft Usage (a)	8,822	17,730	-	-
Personal Group Excess Liability Insurance (a)	2,105	1,049	-	-
Use of New York City apartment (a)	1,173	-	-	-

__________________

(a)	Amounts represent the incremental value of perquisites reportable under SEC rules.

Grants of Plan-Based Awards for 2013

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (2)	All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Threshold($)	Target(#)	(#)	($)
Thomas W. Dickson
Incentive Bonus	11/15/2012	-	N/A	N/A	N/A
Performance Shares	11/15/2012	N/A	22,500	N/A	801,675
Restricted Stock	11/15/2012	N/A	N/A	22,500	801,675
Frederick J. Morganthall, II
Incentive Bonus	11/15/2012	-	N/A	N/A	N/A
Performance Shares	11/15/2012	N/A	12,500	N/A	445,375
Restricted Stock	11/15/2012	N/A	N/A	12,500	445,375
John B. Woodlief
Incentive Bonus	11/15/2012	-	N/A	N/A	N/A
Performance Shares	11/15/2012	N/A	7,500	N/A	267,225
Restricted Stock	11/15/2012	N/A	N/A	7,500	267,225
Rodney C. Antolock
Incentive Bonus	11/15/2012	-	N/A	N/A	N/A
Performance Shares	11/15/2012	N/A	8,750	N/A	311,763
Restricted Stock	11/15/2012	N/A	N/A	8,750	311,763

__________________

(1)	Under the applicable performance criteria for the Company, if the Company achieves the predetermined minimum goals, executives are paid a predetermined percentage of base compensation as Incentive Bonus. The percentage of base compensation payable as Incentive Bonus increases as the return increases. The plans are discussed in greater detail in the “Cash Incentive Plan Awards for 2013” table and the footnotes thereunder.
(2)	Amounts shown are estimated target number of performance shares awards that were granted in fiscal 2013, assuming the Company met or exceeded its operating profit requirement, which are discussed in greater detail in the “Compensation Discussion and Analysis” section. Performance shares were 100% subject to meeting the operating profit requirement for fiscal 2013. If performance is achieved, these performance shares will be settled by issuance of restricted stock. Once issued, 25% of these shares of restricted stock vest on each of the first four anniversaries of the date of the issuance.
(3)	Represents the number of shares of restricted stock granted in fiscal 2013. The restricted stock will vest 20% per year on each of the first five anniversaries of the date of the award.

(4)	Represents the grant date fair value of performance shares awards or restricted stock awards, as the case may be, of such award computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in the note entitled “Stock Options and Stock Awards” in the Notes to Consolidated Financial Statements included within the Original Form 10-K, except that for the purposes of this table the estimates of forfeitures related to service-based vesting conditions have been disregarded. The grant date fair value for performance shares awards is based on the FASB ASC Topic 718 value of $35.63 per share.

Outstanding Equity Awards at Fiscal Year-End for 2013

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Thomas W. Dickson	96,440	4,743,884	22,500	1,106,775
Frederick J. Morganthall, II	50,751	2,496,442	12,500	614,875
John B. Woodlief	39,408	1,938,480	7,500	368,925
Rodney C. Antolock	30,800	1,515,052	8,750	430,413
TOTALS	217,399	10,693,857	51,250	2,520,988

__________________

(1)	A vesting schedule for each unvested restricted stock award as of the end of fiscal 2013, including performance shares awards that have been settled by payment of restricted stock due to the achievement of performance goals, is included herein:
Thomas W. Dickson		Frederick J. Morganthall, II		John B. Woodlief		Rodney C. Antolock

Vesting Date	# of Shares Vesting	Vesting Date	# of Shares Vesting	Vesting Date	# of Shares Vesting	Vesting Date	# of Shares Vesting
11/15/2013	4,500	11/15/2013	2,500	11/15/2013	1,500	11/15/2013	1,750
11/17/2013	8,437	11/17/2013	4,500	11/17/2013	3,375	11/17/2013	2,475
11/18/2013	7,875	11/18/2013	3,938	11/18/2013	3,375	11/18/2013	2,025
11/19/2013	5,625	11/19/2013	2,812	11/19/2013	2,812	11/19/2013	2,025
11/20/2013	5,313	11/20/2013	2,813	11/20/2013	2,657	11/20/2013	2,025
11/15/2014	4,500	11/15/2014	2,500	11/15/2014	1,500	11/15/2014	1,750
11/17/2014	8,438	11/17/2014	4,500	11/17/2014	3,375	11/17/2014	2,475
11/18/2014	7,875	11/18/2014	3,937	11/18/2014	3,375	11/18/2014	2,025
11/19/2014	5,626	11/19/2014	2,813	11/19/2014	2,813	11/19/2014	2,025
11/15/2015	4,500	11/15/2015	2,500	11/15/2015	1,500	11/15/2015	1,750
11/17/2015	8,437	11/17/2015	4,500	11/17/2015	3,375	11/17/2015	2,475
11/18/2015	7,876	11/18/2015	3,938	11/18/2015	3,376	11/18/2015	2,025
11/15/2016	4,500	11/15/2016	2,500	11/15/2016	1,500	11/15/2016	1,750
11/17/2016	8,438	11/17/2016	4,500	11/17/2016	3,375	11/17/2016	2,475
11/15/2017	4,500	11/15/2017	2,500	11/15/2017	1,500	11/15/2017	1,750
TOTAL	96,440	TOTAL	50,751	TOTAL	39,408	TOTAL	30,800

(2)	Calculated by multiplying the unvested shares of restricted stock by $49.19, the closing market price of the Company’s Common Stock on October 1, 2013, the last day in fiscal 2013 (the “Closing Market Price”).

(3)	Amounts shown are target number of shares of performance shares granted in fiscal 2013, assuming the Company meets or exceeds its operating profit requirement, which are discussed in greater detail in the “Compensation Discussion and Analysis” section. Once issued, these performance-based shares of restricted stock vest 25% per year on each of the first four anniversaries of the date of the issuance.
(4)	Calculated by multiplying the target number of shares of performance shares by the Closing Market Price.

Option Exercises and Stock Vested for 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Thomas W. Dickson	–	–	27,873	1,004,887
Frederick J. Morganthall, II	–	–	14,374	518,161
John B. Woodlief	–	–	12,999	468,947
Rodney C. Antolock	–	–	9,200	332,012

__________________

(1)	The value realized on exercise represents: (a) the difference between the average of the high and low sale price (“Average Price”) on the day of exercise and the exercise price multiplied by the number of shares acquired on exercise, in the case of stock swaps, and (b) the actual gain realized in the case of cashless sale or cashless hold exercises.
(2)	The value realized represents the number of shares acquired on vesting multiplied by the Average Price on the day of vesting.

Pension Benefits for 2013 (1)

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Thomas W. Dickson	Pension Plan	33	1,203,000	—
	SERP	33	10,765,000	—
Frederick J. Morganthall, II	Pension Plan	27	895,000	—
	SERP	27	6,355,000	—
John B. Woodlief	Pension Plan	14	340,000	—
	SERP	14	4,366,000	—
Rodney C. Antolock	Pension Plan	14	225,000	—
	SERP	14	2,691,000	—

__________________

(1)	For a discussion of the valuation methods and material assumptions applied in quantifying the present value of the current accrued benefit under each of the Pension Plan and SERP, please refer to the note entitled “Employee Benefit Plans” of the Consolidated Financial Statements included with the Original Form 10-K.
(2)	“Present Value of Accumulated Benefit” assumes the value of the benefit as of October 1, 2013 and assumes that the NEO will wait to receive any benefit thereunder until the NEO would have attained an age where such NEO would receive an unreduced benefit amount under such benefit plan.

Pension Plan. The Pension Plan is a tax-qualified defined benefit retirement plan for eligible employees. Effective October 1, 2005 the Pension Plan was amended to limit participation in the Pension Plan to eligible employees of the Company who were employed on September 30, 2005. All of the NEOs are participants in the Pension Plan. Contributions to the Pension Plan are determined annually by the Retirement Plan Committee, the named fiduciary, based upon an analysis and recommendation from actuarial consultants who estimate the Plan’s total obligation to participants. For participants with age and service points as of December 31, 2005 equal to or greater than 45, their benefit accruals under the Plan after

September 30, 2005 will be offset by the actuarial equivalent of the portion of their account balance under the Retirement and Savings Plan that is attributable to automatic retirement contributions made by the Company after September 30, 2005, plus earnings and losses on such contributions. All NEOs had 45 points or more as of December 31, 2005. A participant’s normal annual retirement benefit under the Pension Plan at age 65 is an amount equal to 0.8% of the participant’s final average earnings multiplied by years of service at retirement, plus 0.6% of the participant’s final average earnings in excess of Social Security covered compensation multiplied by the number of years of service up to a maximum of thirty-five years. A participant’s final average earnings is the average annual cash compensation paid to the participant during the plan year, including salary, incentive compensation and any amount contributed to the Retirement and Savings Plan, for the five consecutive years in the last ten years that produce the highest average.

SERP. The Company also maintains the SERP. The SERP covers certain senior executive employees of the Company, including the NEOs, as designated by its administrative committee. Under the SERP, participants who retire at normal retirement age (60) receive monthly retirement benefits equal to between 55% and 60% of the participant’s final average earnings times the participant’s accrual fraction and reduced by the participant’s (1) assumed Pension Plan Retirement Benefit, (2) assumed Social Security Benefit and (3) assumed profit sharing plan retirement benefit, if any. The final average earnings are the average annual earnings during the highest 3 calendar years out of the last 10 calendar years preceding termination of employment for all executives. The accrual fraction is a fraction, the numerator of which is the years of credited service, the denominator of which is 20, and which may not exceed 1.0. The benefits payable under the SERP are payable for the participant’s lifetime with an automatic 75% survivor benefit payable to the participant’s surviving eligible spouse for his or her lifetime. Participants are eligible to receive an early retirement benefit upon termination of employment, other than on account of death, after attaining age 55 and completing 10 years of credited service. The amount of early retirement benefit is the monthly retirement benefit reduced by 0.4167% for each month by which payment begins before normal retirement age. The Company uses a non-qualified trust to purchase and hold the assets to satisfy the Company’s obligation under the SERP, and participants in the SERP are general creditors of the Company in the event the Company becomes insolvent.

Non-Qualified Deferred Compensation for 2013

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year (1) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals and/or Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)
Thomas W. Dickson	36,000	23,000	71	(40,451)	373,158
Frederick J. Morganthall, II	20,000	14,729	25,824	-	331,720
John B. Woodlief	100,000	14,497	67,197	-	460,565
Rodney C. Antolock	25,000	11,141	187,300	-	1,269,685

(1) All amounts are reported as compensation in the Summary Compensation Table under “All Other Compensation” and the footnote related thereto.

Flexible Deferral Plan. The Flexible Deferral Plan is an unfunded, excess benefit plan that provides certain highly compensated employees, including the NEOs, the opportunity to defer the receipt and taxation on a portion of their annual compensation. The purpose of the Flexible Deferral Plan is to allow deferral of a portion of the participants’ annual base salary and Incentive Bonus and to supplement the benefits under the tax-qualified retirement plans to the extent that such benefits are curtailed by the application of certain limits imposed by the Code (e.g., Code Section 402(g) and Code Section 414 limitations). During fiscal 2013, eligible employees were permitted to defer up to 50% of their base salary and up to 90% of their Incentive Bonus payment in the Flexible Deferral Plan. Cash compensation is eligible for deferral unless prohibited under Code Section 409A, subject to plan limits. Plan participants may choose deemed investments in the Flexible Deferral Plan that represent choices that span a variety of diversified asset classes. No contributions may be used to purchase the Common Stock. Participants make an election for each year’s deferral election regarding the timing of plan distributions, subject to limitations under the plan and Code Section 409A. A participant may elect up to ten (10) in-service accounts and one (1) retirement account for payment of deferral contributions, subject to plan limitations. Each in-service account will be paid in accordance with the respective election in lump-sum or installments and in the year elected, subject to restrictions imposed by the Flexible Deferral Plan and Code Section 409A. The Flexible Deferral Plan also allows for an in-service withdrawal for an unforeseeable emergency based on facts and circumstances that meet Internal Revenue Service and plan guidelines. The Company uses a non-qualified trust to purchase and hold the assets to satisfy the Company’s obligation under the Flexible Deferral Plan, and participants in the Flexible Deferral Plan are general creditors of the Company in the event the Company becomes insolvent.

Potential Payments Upon Termination of Employment or Change in Control

The following discussion does not fully reflect the terms of or amounts payable in connection with the pending Merger Agreement with Kroger, which is discussed in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on August 27, 2013 and should be reviewed for information regarding the change in control payments expected to be made in connection with the merger. Instead, the following discussion, including the tables and footnotes, provide the disclosures required by Item 402(j) of Regulation S-K promulgated by the SEC and reflect, as required, the assumption that a hypothetical change in control and/or termination occurred on the last day of fiscal 2013.

After reviewing market trends, including information prepared by a consultant, the Company entered into Change-in-Control and Severance Agreements with the NEOs during fiscal 2007. The Company determined to enter into the Change-in-Control and Severance Agreements with the NEOs because the Company believed that these agreements would ensure that the NEOs were incentivized to achieve the greatest possible return for the Company’s shareholders, including through a potential change in control transaction, irrespective of a loss of their own position in connection with such a transaction. During fiscal 2007 the Compensation Committee was presented data that a majority of public companies surveyed by the compensation consultant entered into similar agreements with their executives. A second goal of the Compensation Committee in entering into the Change-in-Control and Severance Agreements was to aid in the retention of the Company’s NEOs and to give them protections and benefits similar to executives at other companies. The Compensation Committee also considered the cost to the Company of replacing the NEOs in the event of a change in control. The Compensation Committee and the Company believed it was important for the Change-in-Control and Severance Agreements to contain provisions which would prohibit the NEOs from competing against the Company or soliciting the Company’s employees or clients following their termination, other than following a change in control. These provisions protect the Company from any such actions by tying the benefits the NEO would receive upon such termination of employment, to the continued adherence to the agreement.

The Compensation Committee considered the information contained in the study and asked the consultant to provide a recommendation concerning the terms of such change in control and severance agreements provided by such companies. The consultant recommended that the Company enter into agreements with the NEOs on terms substantially similar to those contained in the executed agreements. Based on the consultant’s recommendations and the data contained in the consultant’s study the Compensation Committee determined that the terms of the Change-in-Control and Severance Agreements were appropriate for the NEOs. The Compensation Committee presented those terms to the NEOs, and the NEOs accepted the terms as presented. The Change-in-Control and Severance Agreements are effective until the termination of the NEO’s employment with the Company, or until terminated by written agreement between the Company and the NEO.

Under the terms of the Change-in-Control and Severance Agreements, as amended, a NEO is entitled to severance benefits only if the NEO’s employment is terminated by the Company prior to a “change in control” (as defined below) transaction or after twenty-four (24) months following a “change in control” transaction. The following is a summary of the severance benefits the NEOs are expected to receive under the Change-in-Control and Severance Agreements:

•	For Messrs. Dickson and Woodlief, a single lump sum payment in an amount equal to (i) if terminated other than for “cause” (as defined below), death or disability, two (2) times the sum of his annual base salary plus the greater of (a) his “severance accrued bonus” (as defined below) or (b) the average of his total bonus payments for the prior three full fiscal years ending on or before his termination, and (ii) if terminated other than for “cause”, a pro-rated portion of his “severance accrued bonus”.
•	For Mr. Morganthall, a single lump sum payment in an amount equal to (i) if terminated other than for “cause”, death or disability, one and one-half (1.5) times the sum of his annual base salary plus the greater of (a) his “severance accrued bonus” or (b) the average of his total bonus payments for the prior three full fiscal years ending on or before his termination, and (ii) if terminated other than for “cause”, a pro-rated portion of his “severance accrued bonus”.
•	For Mr. Antolock, a single lump sum payment in an amount equal to (i) if terminated other than for “cause”, death or disability, the sum of his annual base salary plus the greater of (a) his “severance accrued bonus” or (b) the average of his total bonus payments for the prior three full fiscal years ending on or before his termination, and (ii) if terminated other than for “cause”, a pro-rated portion of his “severance accrued bonus”.

The following is a summary of the change in control benefits the NEOs are expected to receive under the Change-in-Control and Severance Agreements if the NEO’s employment terminates at any time within twenty-four (24) months following a “change in control” transaction:

•	For Messrs. Dickson and Woodlief, (i) if terminated by the Company other than for “cause”, death, or disability, or by the NEO for “good reason” (as defined below), a single lump sum payment in an amount equal to 2.99 times the sum of his annual base salary plus the greater of (a) his “CIC accrued bonus” (as defined below) or (b) his “CIC average prior bonus payments” (as defined below), and (ii) if terminated by the Company other than for “cause”, or by the NEO for “good reason” the pro-rated portion of his “CIC prorated bonus” (as defined below). This pro-rated portion of his “CIC prorated bonus” payment is in addition to any pro-rated bonus such NEO may be entitled, during the period following a “change in control” transaction through the termination of his employment.
•	For Mr. Morganthall, (i) if terminated by the Company other than for “cause”, death, or disability, or by Mr. Morganthall for “good reason”, a single lump sum payment in an amount equal to 2.50 times the sum of his annual base salary plus the greater of (a) his “CIC accrued bonus”, or (b) his “CIC average prior bonus payments” and (ii) if terminated by the Company other than for “cause”, or by Mr. Morganthall for “good reason”, a pro-rated portion of his “CIC prorated bonus”. This pro-rated portion of his “CIC prorated bonus” payment is in addition to any pro-rated bonus Mr. Morganthall may be entitled, during the period following a “change in control” transaction through the termination of his employment.
•	For Mr. Antolock, (i) if terminated by the Company other than for “cause”, death, or disability, or by Mr. Antolock for “good reason”, a single lump sum payment in an amount equal to 2.00 times the sum of his annual base salary plus the greater of (a) his “CIC accrued bonus”, or (b) his “CIC average prior bonus payments” and (ii) if terminated by the Company other than for “cause”, or by Mr. Antolock for “good reason”, a pro-rated portion of his “CIC prorated bonus”. This pro-rated portion of his “CIC prorated bonus” payment is in addition to any pro-rated bonus Mr. Antolock may be entitled, during the period following a “change in control” transaction through the termination of his employment.

In the event a NEO’s employment is terminated by the Company either before or after a “change in control” other than for “cause”, or by the NEO for “good reason”, such NEO becomes vested in a number of performance shares in accordance with the terms of any applicable outstanding performance award agreement and 100% vested in all outstanding and unvested shares of restricted stock.

In addition, in the event a NEO’s employment is terminated by the Company either before or after a “change in control” other than for “cause”, death or disability, or by the NEO for “good reason”, each such NEO is entitled to continue certain employee benefits, including medical/dental, disability and life insurance coverage, for a period of time following a termination within 24 months of “change in control”. The period of continued benefits is 36 months for Messrs. Dickson and Woodlief, 30 months for Mr. Morganthall and 24 months for Mr. Antolock. Alternatively, each such NEO is entitled to continue certain employee benefits, including medical/dental, disability and life insurance coverage, for a different period of time following a termination before a “change in control” or more than 24 months after a “change in control”. The period of continued benefits is 24 months for Messrs. Dickson and Woodlief, 18 months for Mr. Morganthall and 12 months for Mr. Antolock. A NEO may elect to waive these benefits and in lieu thereof receive a single lump sum payment, equal to the Company’s costs in providing such benefits, including any related tax gross-up, if applicable.

If it is determined that any payment or distribution will be subject to the excise tax imposed under Internal Revenue Code Section 280G, then the NEO may be entitled to receive an additional payment or “gross up” to ensure that their severance payments are kept whole as follows:

•	For Messrs. Dickson and Woodlief, there is an unconditional gross-up to cover 280G excise tax, but not ordinary tax obligations; and
•	For Messrs. Morganthall and Antolock, there is a conditional gross-up to cover 280G excise tax, but not ordinary tax obligations. The “change in control” benefit payments for Messrs. Morganthall and Antolock are capped at the 280G threshold if the safe harbor is exceeded by 10% or less.

When used in the Change-in-Control and Severance Agreements, “severance accrued bonus” means an amount based upon the current bonus schedule provided in the Company’s Cash Incentive Plan, calculated based upon the applicable bonus formula, which is currently based on annualized NOPAT Return for the fiscal period-to-date as of the end of the most recent fiscal quarter ending on or before such NEO’s termination.

When used in the Change-in-Control and Severance Agreements, “CIC accrued bonus” means the greater of the amounts determined based upon the current bonus schedule provided in the Company’s Cash Incentive Plan, calculated based upon the applicable bonus formula, which is currently based on annualized NOPAT Return for the fiscal period-to-date as of the most recent fiscal quarter ending on or before either: (1) the date of such NEO’s termination or (2) the date of the “change in control” transaction.

When used in the Change-in-Control and Severance Agreements, “CIC average prior bonus payments” means the greater of the average of a NEO’s total bonus payments for the prior three full fiscal years ending (1) on or before such NEO’s termination or (2) on or before the “change in control” transaction.

When used in the Change-in-Control and Severance Agreements, “CIC prorated bonus” means a bonus payment determined based upon the applicable bonus formula, which is currently based on annualized NOPAT Return for the portion of the fiscal period-to-date as of the most recent fiscal quarter ending on or before the “change in control” transaction.

When used in the Change-in-Control and Severance Agreements, “cause” means the termination of the NEO due to (a) fraud; (b) embezzlement; (c) conviction or other final adjudication of guilt of the NEO of any felony; (d) a material breach of, or the willful failure to perform and discharge such NEO’s duties, responsibilities and obligations under their Change-in-Control and Severance Agreement; (e) any act of moral turpitude or willful misconduct intended to result in personal enrichment of the NEO at the expense of the Company, or any of its affiliates or which has a material adverse impact on the business or reputation of the Company or any of its affiliates; (f) intentional material damage to the property or business of the Company; or (g) gross negligence. The determination of “cause” under (d), (e), (f) and (g) will be made by the Board of Directors in its reasonable judgment.

When used in the Change-in-Control and Severance Agreements, “good reason” means the termination by the NEO of the NEO’s employment with the Company within the two (2) year period following a “change in control” which is due to (i) a material diminution of responsibilities, or working conditions, or duties, or in the case of Messrs. Dickson and Woodlief, ceasing to be the Chief Executive Officer or Chief Financial Officer, respectively, of a publicly traded company; (ii) a material diminution in base salary or potential incentive compensation; (iii) a material negative change in the terms or status of the Change-in-Control and Severance Agreement; or (iv) a forced relocation of the NEO outside of a 30 mile radius of the intersection of Trade and Tryon Streets in Charlotte, North Carolina.

When used in the Change-in-Control and Severance Agreements, a “change in control” means a “change in ownership”, a “change in effective control”, or a “change in the ownership of substantial assets” of a corporation as generally described in Treasury Regulation Section 1.409A-3(i)(5) and as specifically described in the Change-in-Control and Severance Agreements. The closing of the merger with Kroger would constitute a “change in control” under the Change-in-Control and Severance Agreements.

Pursuant to the Change-in-Control and Severance Agreements, except in the event the NEO’s employment terminates following a “change in control”, each NEO has agreed that during the term of the Change-in-Control and Severance Agreements and for a period of 24 months thereafter, the NEO will not directly or indirectly enter into an employment relationship or a consulting arrangement (or other economically beneficial arrangement) with any competitor of the Company, as defined in each NEO’s respective Change-in-Control and Severance Agreement. In addition, each NEO has agreed not to solicit, induce or attempt to induce any employee of the Company to leave the employ of the Company or to solicit or induce or attempt to induce or interfere with the relationship between any customer, supplier, or other person or entity in a business relation with the Company during the same period.

Furthermore, under the terms of the Harris Teeter Supermarkets, Inc. 2002 Comprehensive Stock Option and Award Plan (the “2002 Plan”), in the event of a change in control of the Company, as defined in the 2002 Plan, if all options or restricted stock are not converted, assumed, or replaced by a successor, then such awards will become fully exercisable and all forfeiture restrictions on such awards will lapse and all restricted stock becomes deliverable, unless otherwise provided in any award agreement or any other written agreement entered into with a NEO. The options remain exercisable for the remaining term of such option. Under the terms of the 2011 Plan, the committee established to administer such plan may grant certain awards that provide that restrictions will lapse upon, among other things, the occurrence of a change in control, as defined in the 2011 Plan. As of the end of fiscal 2013, all then outstanding restricted stock awards and performance shares granted under the 2011 Plan become fully vested upon a change in control.

Accrued and Vested Benefits. Each of the NEOs has accrued various benefits under the Company’s compensation programs and retirement and other broad-based employee benefit plans. Many of these benefits and awards are fully vested and each of the NEOs would receive all of their vested benefits and awards in the event that their employment with the Company ends for any reason, including termination by the Company.

The table below summarizes the accrued and vested benefits that each of the NEOs would be entitled to, assuming termination by the NEO from the Company on October 1, 2013, not related to a “change in control” transaction and not due to death or disability. The amounts of vested SERP and Pension Benefits shown in the table are the amounts that the NEO would receive if he took or had taken the actions required in accordance with each respective plan to delay commencement of plan benefits to an age where such NEO would receive an unreduced benefit amount under such benefit plan.

	Thomas W. Dickson ($)	Frederick J. Morganthall, II ($)	John B. Woodlief ($)	Rodney C. Antolock ($)
Incentive Bonus Payments	892,800	533,200	496,000	443,920
Vested SERP (1)	10,765,000	6,355,000	4,366,000	2,691,000
Vested Pension Benefit (1)	1,203,000	895,000	340,000	225,000
Vested Deferred Compensation Balance	373,158	331,720	460,565	1,269,685

__________________

(1)	The table below summarizes the incremental benefits (beyond the accrued and vested benefits) with respect to each of the SERP and Pension Benefit that each of the NEOs would be entitled to immediately upon termination. The effects of mortality and plan provisions result in the variations shown below from the respective amounts in the Accrued and Vested Benefits table. The benefit payments for the SERP begin six months following the NEO’s termination. The initial payment includes a balloon payment equal to six monthly payments plus interest at the rate of seven percent (7%) per annum on each monthly payment.
	Thomas W. Dickson ($)	Frederick J. Morganthall, II ($)	John B. Woodlief ($)	Rodney C. Antolock ($)
Increased (Reduced) SERP	298,000	-	-	113,000
Increased (Reduced) Pension Benefit	-	-	19,000	(30,000)

Death. The table below summarizes the incremental benefits (beyond the accrued and vested benefits) that each of the NEOs would be entitled to, assuming their death occurred on October 1, 2013.

	Thomas W. Dickson ($)	Frederick J. Morganthall, II ($)	John B. Woodlief ($)	Rodney C. Antolock ($)
Accelerated Equity Awards (1)	5,849,469	3,110,684	2,306,935	1,945,069
Accelerated (Reduced) SERP	(2,653,000)	(1,944,000)	(1,180,000)	(677,000)
Accelerated (Reduced) Pension Benefit	(660,000)	(527,000)	(208,000)	(176,000)

__________________

(1)	The value of the accelerated equity awards is composed of restricted stock awards and performance share awards. The value of the restricted stock awards and performance share awards is calculated by multiplying the number of accelerated shares by the Average Price on the last business day prior to the assumed termination of service date in accordance with plan administration rules.

Disability. The table below summarizes the incremental benefits (beyond the accrued and vested benefits) that each of the NEOs would be entitled to, assuming their disability occurred on October 1, 2013.

	Thomas W. Dickson ($)	Frederick J. Morganthall, II ($)	John B. Woodlief ($)	Rodney C. Antolock ($)
Accelerated Equity Awards (1)	5,849,469	3,110,684	2,306,935	1,945,069
Accelerated SERP (2)	1,470,000	-	-	1,027,000
Accelerated (Reduced) Pension Benefit	(536,000)	(203,000)	-	(49,000)

__________________

(1)	The value of the accelerated equity awards is composed of restricted stock awards and performance share awards. The value of the restricted stock awards and performance share awards is calculated by multiplying the number of accelerated shares by the Average Price on the last business day prior to the assumed termination of service date in accordance with plan administration rules.
(2)	Messrs. Dickson and Antolock are the only NEOs not currently eligible for the full Plan benefit.

Termination Without Cause. The table below summarizes the incremental benefits (beyond the accrued and vested benefits) that each of the NEOs would be entitled to, assuming their termination by the Company on October 1, 2013, prior to a “change in control” or more than twenty-four (24) months following a “change in control” other than for “cause”, death, or disability.

	Thomas W. Dickson ($)	Frederick J. Morganthall, II ($)	John B. Woodlief ($)	Rodney C. Antolock ($)
Severance Benefit (1)	3,285,600	1,606,050	1,992,000	891,420
Accelerated Equity Awards (2)	5,849,469	3,110,684	2,306,935	1,945,069
Health and Welfare Benefits (3)	365,446	260,517	470,049	125,794

__________________

(1)	The value of the severance benefit is calculated in accordance with and payable under the terms of each NEO’s Change-in-Control and Severance Agreement.
(2)	The value of the accelerated equity awards is composed of restricted stock awards and performance share awards. The value of the restricted stock and performance share awards is calculated by multiplying the number of accelerated shares by the Average Price on the last business day prior to the assumed termination of service date in accordance with plan administration rules.
(3)	This represents the aggregate estimated net cost to the Company of health and welfare benefits provided to each NEO under the terms of such NEO’s Change-in-Control and Severance Agreement.

Termination Following a Change in Control or Resignation For Good Reason. The table below summarizes the incremental benefits (beyond the accrued and vested benefits) that each of the NEOs would be entitled to, assuming their termination occurred on October 1, 2013 concurrent with a “change in control” transaction.

	Thomas W. Dickson ($)	Frederick J. Morganthall, II ($)	John B. Woodlief ($)	Rodney C. Antolock ($)
Change In Control Benefit (1)	4,911,972	2,676,750	2,978,040	1,782,840
Accelerated and Additional Portion of SERP Benefits (2)	1,470,000	-	1,477,000	1,876,000
Accelerated Equity Awards (3)	5,849,469	3,110,684	2,306,935	1,945,069
Health and Welfare Benefits (4)	932,804	477,677	712,025	837,738
Excise Tax (280G) Gross-up	3,795,608	-	2,483,932	2,385,491

__________________

(1)	The value of the Change in Control Benefit is calculated in accordance with and payable under the terms of their Change-in-Control and Severance Agreement. The closing of the merger with Kroger would constitute a “change in control” transaction under the terms of the Change-in-Control and Severance Agreement.
(2)	The value of the accelerated and additional portion of SERP Benefits reflects accelerated commencement of benefit payments without accrued benefit reduction and additional service accrual for all NEOs, and it is valued using the discount rate and method prescribed for the 280G calculations.
(3)	The value of the accelerated equity awards is composed of restricted stock awards and performance share awards. The value of the restricted stock and performance share awards is calculated by multiplying the number of accelerated shares by the Average Price on the last business day prior to the assumed termination of service date in accordance with plan administration rules.

(4)	The value of the health and welfare benefits represents the aggregate estimated net cost to the Company of health and welfare benefits provided to each NEO under the terms of their Change-in-Control and Severance Agreement.

Other Change in Control Benefits in connection with the Merger with Kroger

Each NEO would also be entitled to receive the Merger Bonus, in the amounts set forth below, paid in a single lump sum, on the closing date of the merger with Kroger, contingent on the NEO remaining continuously employed with the Company, or any affiliate or subsidiary, through the effective time of the merger. The Merger Bonus is not payable upon the closing of any change in control transaction other than the merger with Kroger. In the event the NEO’s employment terminates prior to the payment date of the Merger Bonus or if the merger with Kroger does not occur and the Merger Agreement is terminated, no Merger Bonus will be paid pursuant to the IBP.

Merger Bonuses

Named Executive Officer	Merger Bonus ($)
Thomas W. Dickson	262,500
Frederick J. Morganthall, II	188,125
John B. Woodlief	175,000
Rodney C. Antolock	156,625
Total	782,250

Compensation Policies and Practices as they Relate to Risk Management

As previously discussed, the Company’s compensation policies and practices for its employees are designed to attract and retain highly qualified and engaged employees, and to minimize risks that would have a material adverse effect on the Company. In addition the Company’s compensation policies and practices seek to align the interests of management with those of the Company’s shareholders. The Company believes its incentive compensation programs are appropriately balanced between value created indirectly by the performance of the Common Stock and payments resulting from the achievement of specific financial performance objectives. The Compensation Committee considers risks arising from the Company’s employee compensation policies and practices and has concluded that any risks from such policies and practices are not reasonably likely to have a material adverse effect on the Company. Overall, the Compensation Committee reached this conclusion after considering a number of features of the Company’s compensation structure that are designed to mitigate risk, such as:

•	The Company uses a balance of fixed and variable compensation in the form of cash and equity, which is designed to provide both short and long-term focus.
•	The overall compensation of the NEOs is not overly-weighted towards the achievement of performance criteria in a particular fiscal year and an appropriate portion of compensation is awarded in the form of equity awards that vest over a multi-year period, subject to continued service by the recipient. This further aligns the interests of the NEOs to long-term shareholder value and helps retain management.
•	Payouts under the Company’s annual incentive compensation and other long-term incentive programs are based on performance criteria that the Compensation Committee believes to be challenging yet reasonable and attainable without excessive risk-taking.

Directors’ Fees

The Company compensated each director elected to the Board of Directors at the Company’s 2013 Annual Meeting of Shareholders who was not an employee of the Company via an annual fee in the amount of $40,000 for services as a director. Non-employee directors also receive a meeting fee for each Board of Directors or committee meeting attended. The meeting fee was $2,500 for each of the October and November 2012 meetings and $3,000 for each meeting held during the remainder of fiscal 2013. In addition to the fees payable to each director described above, the Chairman of each of the Audit Committee and Compensation Committee is paid an additional annual fee of $6,000 and $4,000, respectively, for service as chairperson of such committees. Additionally, the Lead Independent Director and Chairman of the Corporate Governance & Nominating Committee is paid an additional annual fee of $6,000 for his services as Lead Independent Director and as chairman of such committee.

Pursuant to the Harris Teeter Supermarkets, Inc. Director Deferral Plan (the “Deferral Plan”), non-employee directors of the Company may generally defer the payment of the annual fee and/or board and committee meeting fees. The fees deferred by a director under the Deferral Plan are converted into stock units and credited to the director’s account as of the date such fees would have otherwise been paid to the director (the “Valuation Date”). The account of a director is credited with a number of stock units equal to the number of whole and fractional shares of Common Stock which the director would have received with respect to such fees if the fees had been paid in Common Stock, determined by dividing such fees by the average of the high and low sale price (“Average Price”) of a share of Common Stock on the Valuation Date. Directors’ accounts are equitably adjusted for the amount of any dividends, stock splits or applicable changes in the capitalization of the Company. The Company uses a non-qualified trust to purchase and hold the Common Stock to satisfy the Company’s obligation under the Deferral Plan, and the directors are general creditors of the Company in the event the Company becomes insolvent. Upon termination of service as a director or in the event of death, the number of stock units in the director’s account are delivered and paid in the form of whole shares of Common Stock to the director or a designated beneficiary, plus the cash equivalent for any fractional shares.

Pursuant to the provisions of the Company’s equity incentive plans, the Company has typically granted to each new non-employee director upon his or her initial election as director a ten-year option to purchase 10,000 shares of Common Stock at an exercise price per share equal to the Average Price of the Common Stock on the date of grant of the option. These options are typically immediately vested on the date of the director’s election. Mr. Ordan was granted an option to purchase 10,000 shares on February 21, 2013 in connection with his initial election to the Board of Directors.

In addition to the compensation discussed herein, the Company grants other incentive awards to its non-employee directors from time to time. At the meeting of the Board of Directors held on November 15, 2012 each of John R. Belk, John P. Derham Cato, James E. S. Hynes, Anna Spangler Nelson, Bailey W. Patrick, Robert H. Spilman, Jr., Harold C. Stowe, Isaiah Tidwell and William C. Warden, Jr., constituting all of the non-employee directors of the Company at the time of the meeting, were credited with a discretionary Company contribution of $25,000, which was paid into the Deferral Plan and converted into stock units, as described herein. The Company also provides $100,000 of term life insurance coverage for each non-employee director, personal group excess liability insurance coverage, and certain perquisites as disclosed in the footnotes to the following table.

Director Compensation for 2013 (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
John R. Belk	105,500	-	85	105,585
John P. Derham Cato	85,000	-	85	85,085
James E. S. Hynes	92,000	-	85	92,085
Anna Spangler Nelson	87,500	-	85	87,585
Mark S. Ordan	64,000	123,411	85	187,496
Bailey W. Patrick	105,500	-	85	105,585
Robert H. Spilman, Jr.	94,000	-	85	94,085
Harold C. Stowe	111,500	-	85	111,585
Isaiah Tidwell	108,000	-	85	108,085
William C. Warden, Jr.	108,000	-	85	108,085

__________________

(1)	Thomas W. Dickson, the Company’s Chairman of the Board and Chief Executive Officer, is not included in this table because he is an employee of the Company and receives no compensation for his service as a director. The compensation received by Mr. Dickson as an employee of the Company is shown in the Summary Compensation Table for 2013 provided herein.
(2)	There were no option or other awards granted to the Company’s directors during fiscal 2013, other than to Mr. Ordan in connection with his initial election to the Board of Directors. With respect to Mr. Dickson, please see “Outstanding

Equity Awards at Fiscal Year-End for 2013” for a list of equity awards outstanding as of October 1, 2013. The assumptions used in the calculation of these amounts, if any, are included in the note entitled “Stock Options and Stock Awards” in the Notes to Consolidated Financial Statements included within the Original Form 10-K, except that for the purposes of this table the estimates of forfeitures related to service-based vesting conditions have been disregarded. The outstanding stock options for each non-employee director as of October 1, 2013 were as follows:

Outstanding Stock Option Awards at Fiscal Year-End for 2013

Name	Number
John R. Belk	-
John P. Derham Cato	-
James E. S. Hynes	-
Anna Spangler Nelson	-
Mark S. Ordan	10,000
Bailey W. Patrick	-
Robert H. Spilman, Jr.	2,000
Harold C. Stowe	-
Isaiah Tidwell	-
William C. Warden, Jr.	10,000

(3)	Perquisites and personal benefits were less than $10,000 in aggregate for each director listed in the table who served during fiscal 2013. The Company paid premiums of $85 for a full year of term life insurance for each of the non-employee directors, other than Mr. Ordan, who received term life insurance coverage commencing with his election as a director.

COMPENSATION COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION IN COMPENSATION DECISIONS

None of the individuals that served as a member of the Compensation Committee during fiscal 2013 were at any time officers or employees of the Company or had any relationship with the Company requiring disclosure under SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information concerning the beneficial ownership, within the meaning of applicable securities regulations, of the Company’s common stock by (i) each person known to us to be the beneficial owner of 5% or more of the outstanding shares of Company common stock; (ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) all current directors and executive officers of the Company as a group. The information below is provided as of October 15, 2013 (except as noted below and except that a former beneficial owner of 5% or more of the outstanding shares of the Company’s common stock reported in a Schedule 13G/A filed with the SEC on December 10, 2013 that, as of November 30, 2013, it ceased to be the beneficial owner of more than 5% of the Company’s common stock) and the information for BlackRock, Inc. and The Vanguard Group is based solely on the latest Schedule 13G reports each entity had filed with the SEC as of such date. The nature of beneficial ownership of the shares included is presented in the notes following the table.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
BlackRock, Inc. (2) 40 East 52nd Street New York, NY 10022	3,375,604	6.82%
Fiduciary Counselors Inc. (3) 700 12th Street NW, Suite 700 Washington, D.C. 20005	2,771,837	5.60%
The Vanguard Group (4) 100 Vanguard Blvd. Malvern, PA 19355	2,522,205	5.10%

____________________

(1)

“Beneficial Ownership” for purposes of the table, is determined according to the meaning of applicable securities regulations and based on a review of reports filed with the SEC pursuant to Section 13(d) of the Exchange Act.

(2)

BlackRock, Inc. (“BlackRock”) reported in its Schedule 13G/A filed with the SEC on February 6, 2013 that it had sole power to vote and sole power to dispose over 3,375,604 shares. Each of the following subsidiaries of BlackRock are identified as having acquired the shares that are being reported therein by BlackRock: BlackRock Advisors, LLC, BlackRock Investment Management, LLC, BlackRock Asset Management Australia Limited, BlackRock Asset Management Canada Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock International Limited, BlackRock Institutional Trust Company, N.A., BlackRock Japan Co. Ltd. and BlackRock Investment Management (UK) Limited.

(3)

Fiduciary Counselors Inc. (“Fiduciary Counselors”) was engaged as independent fiduciary with respect to the Company common stock held by the Harris Teeter Supermarkets, Inc. Retirement and Savings Plan (the “Retirement and Savings Plan”) in order to, among other things, monitor the Company’s financial condition to determine, in Fiduciary Counselors’ sole discretion, whether holding Company common stock by the Retirement and Savings Plan is no longer consistent with the Employee Retirement Income Security Act of 1974, as amended, and if it were to become no longer consistent, to determine when and in what manner to liquidate the shares. As such, Fiduciary Counselors filed a Schedule 13G/A with the SEC on February 12, 2013 claiming shared dispositive power over the shares held by the Retirement and Savings Plan. T. Rowe Price Trust Company, in its capacity as directed trustee, votes Company common stock held by Retirement and Savings Plan that have been allocated to individual accounts in accordance with the participants’ instructions and does not vote allocated Company common stock as to which no instructions are received. In the above referenced Schedule 13G/A, Fiduciary Counselors disclaimed beneficial ownership of such shares.

(4)

The Vanguard Group (“Vanguard”) reported in its Schedule 13G filed with the SEC on February 12, 2013 that it had beneficial ownership of 2,522,205 shares, together with its affiliates, Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. Vanguard had sole power to vote over 70,275 shares, sole power to dispose over 2,454,030 shares and shared power to dispose over 68,175 shares.

Except as otherwise indicated, the persons named in the table below have sole voting and investment power over the shares included in the table.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)		Percent of Class
Rodney C. Antolock	62,649	(3)	*
John R. Belk	8,522		*
John P. Derham Cato	12,000		*
Thomas W. Dickson	308,147	(4)	*
James E.S. Hynes	6,780		*
Frederick J. Morganthall, II	87,372	(5)	*
Anna Spangler Nelson	31,000	(6)	*
Mark S. Ordan	10,000	(7)	*
Bailey W. Patrick	0		*
Robert H. Spilman, Jr.	5,040	(8)	*
Harold C. Stowe	1,000		*
Isaiah Tidwell	2,353		*
William C. Warden, Jr.	15,000	(9)	*
John B. Woodlief	86,686	(10)	*
All current directors and executive officers as a group	636,549	(11)	1.3%

____________________

* Less than 1%

(1)	The table includes shares allocated under the Retirement and Savings Plan to individual accounts of those named persons and group members who participate in the plan, the voting of which is directed by such named persons or group members, as appropriate.
(2)	In accordance with Rule 13d-3 promulgated under the Exchange Act, the table does not include shares of Company common stock that are deliverable in connection with the Deferral Plan. Pursuant to the Deferral Plan, distributions under the Deferral Plan are paid in the form of Company common stock 90 days following the date of termination of service as a director. As of October 15, 2013, the Company was authorized to deliver up to 500,000 shares of Company common stock pursuant to the Deferral Plan and has delivered 20,986 shares to the participating nonemployee directors who have left the Board of Directors. Additionally there were 169,662 stock units reserved under the Deferral Plan for delivery to the current participating nonemployee directors. This total differs from the total line in the table below due to rounding of factional stock units. The number of stock units that have been credited to each of the participating nonemployee directors as of October 15, 2013 is set forth herein:
Director	Stock Units Credited Under Deferral Plan
John R. Belk	23,663
John P. Derham Cato	19,785
James E. S. Hynes	10,240
Anna Spangler Nelson	28,699
Mark S. Ordan	961
Bailey W. Patrick	19,797
Robert H. Spilman, Jr.	14,432
Harold C. Stowe	25,819
Isaiah Tidwell	19,077
William C. Warden, Jr.	7,184
Total	169,657

(3)	Includes 21,397 shares beneficially owned by Mr. Antolock, as to which he has sole voting and investment power; 30,800 shares of restricted stock, as to which he has sole voting power, but no investment power; 8,750 performance shares that will be settled via restricted stock within sixty days of October 15, 2013, upon the issuance of which he will have sole voting power, but no investment power; and 1,702 shares allocated to his Retirement and Savings Plan account, as to which he has sole voting power, but no investment power except to the extent diversification of such shares is permitted by the plan.

(4)	Includes 177,767 shares beneficially owned by Mr. Dickson, as to which he has sole voting and investment power; 96,440 shares of restricted stock, as to which he has sole voting power, but no investment power; 22,500 performance shares that will be settled via restricted stock within sixty days of October 15, 2013, upon the issuance of which he will have sole voting power, but no investment power; and 11,440 shares allocated to his Retirement and Savings Plan account, as to which he has sole voting power, but no investment power except to the extent diversification of such shares is permitted by the plan.
(5)	Includes 24,121 shares beneficially owned by Mr. Morganthall, as to which he has sole voting and investment power; 12,500 performance shares that will be settled via restricted stock within sixty days of October 15, 2013, upon the issuance of which he will have sole voting power, but no investment power; and 50,751 shares of restricted stock, as to which he has sole voting power, but no investment power.
(6)	Includes 19,000 shares beneficially owned by Ms. Nelson as to which she has sole voting and investment power; and 12,000 shares owned by a corporation with respect to which she has shared voting and investment power and is deemed the beneficial owner.
(7)	Includes 10,000 shares that may be acquired upon the exercise of stock options that are currently exercisable, as to which Mr. Ordan would have sole voting and investment power upon acquisition.
(8)	Includes 3,040 shares beneficially owned by Mr. Spilman as to which he has sole voting and investment power; and 2,000 shares that may be acquired upon the exercise of stock options that are currently exercisable, as to which he would have sole voting and investment power upon acquisition.
(9)	Includes 5,000 shares beneficially owned by Mr. Warden, as to which he has sole voting and investment power; and 10,000 shares that may be acquired upon the exercise of stock options that are currently exercisable, as to which he would have sole voting and investment power upon acquisition.
(10)	Includes 37,852 shares beneficially owned by Mr. Woodlief, as to which he has sole voting and investment power; 39,408 shares of restricted stock, as to which he has sole voting power, but no investment power; 7,500 performance shares that will be settled via restricted stock within sixty days of October 15, 2013, upon the issuance of which he will have sole voting power, but no investment power; and 1,926 shares allocated to his Retirement and Savings Plan account, as to which he has sole voting power, but no investment power except to the extent diversification of such shares is permitted by the plan.
(11)

Includes (i) 318,832 shares beneficially owned as to which such persons have sole voting and investment power; (ii) 22,000 shares that may be acquired by such persons upon the exercise of stock options that are currently exercisable or become exercisable within sixty days of December 15, 2013, as to which such persons would have sole voting and investment power upon acquisition; (iii) 12,000 shares as to which such persons have shared voting and investment power; (iv) 217,399 shares of restricted stock, as to which such persons have sole voting power, but no investment power; and (v) 15,068 shares allocated to their respective Retirement and Savings Plan accounts, as to which they have sole voting power, but no investment power except to the extent diversification of such shares is permitted by the plan.

As described above, the Company entered into the Merger Agreement with Kroger on July 8, 2013, the closing of which will result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 1, 2013 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b) (2)	(c)
Equity compensation plans approved by security holders	133,985	36.68	2,509,742
Equity compensation plans not approved by security holders	—	—	—
Total	133,985	36.68	2,509,742

_________________________

(1)	Includes grants of 111,985 performance shares outstanding as of October 1, 2013. Excludes 169,662 shares of Common Stock that are deliverable in connection with the 169,662 stock units outstanding under the Director Deferral Plan that have been accumulated in a rabbi trust for the purpose of funding distributions from the Deferral Plan. Does not include any shares of restricted stock that were outstanding as of October 1, 2013 since these shares are already outstanding and do not represent potential dilution. For more information on the Company’s restricted stock and performance share grants, see the note entitled “Stock Options and Stock Awards” in the Notes to Consolidated Financial Statements included within the Original Form 10-K.

(2)	The weighted average exercise price does not take into account performance share awards or restricted stock units outstanding as of October 1, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS AND CERTAIN CONTROL PERSONS

The Company’s Code of Business Conduct and Ethics provides that all employees, officers and directors must avoid any activity that is, or has the appearance of, conflicting with the interests of the Company and that transactions in which certain related persons may have a material interest must be disclosed to the Company. Related party transactions are reported to the Company’s Secretary in response to an annual written questionnaire, or by the parties involved from time to time, and reviewed by legal counsel for inclusion in the proxy statement as appropriate. The Company’s executive officers and legal counsel review any related party transaction and determine whether such transaction should be reported to the Board of Directors.

The Company does not have a formal policy concerning the review, approval or ratification of related party transactions; however, as the transactions are reported, the Board of Directors considers any related party transactions on a case by case basis to determine whether the Board of Directors must approve such transaction and, if the Board of Directors determines such approval is required, the Board of Directors then determines, among other things, whether the transaction or arrangement was undertaken in the ordinary course of business and whether the terms of the transaction are no less favorable to the Company than terms that could have been reached with an unrelated party. If any member of the Board of Directors is interested in the transaction, such director will recuse themselves from the discussion and decision on the transaction. For transactions that have been recurring annually, such as the transactions with Metro Marketing and John Dickson as described below, the Board of Directors reviews the disclosure provided in the Proxy Statement, and determines if any additional action or approval is required.

During fiscal 2013, Metro Marketing acted as a designated broker for Harris Teeter for several of its private label products and other specialty products. Metro Marketing, in its role as independent broker, performed various services on behalf of Harris Teeter including order placement, interface with manufacturers for product issues or product problems, marketing and retail support services and the development of new products. Third party manufacturers represented by Metro Marketing that provide these products to Harris Teeter are generally required to pay Metro Marketing a fee based upon the amount of product sold. Rush Dickson (the brother of Thomas W. Dickson) is the owner of Metro Marketing. During fiscal 2013, Harris Teeter purchased approximately $54,343,101 of product from manufacturers represented by Metro Marketing resulting in fees of approximately $945,400 paid to Metro Marketing. Included in these purchases is approximately $611,347 paid by Harris Teeter to a manufacturer whose principal shareholder has borrowed approximately $1.9 million from Metro Marketing. The terms of such services provided by Metro Marketing to Harris Teeter are, in the Company’s opinion, no less favorable than the Company would have been able to negotiate with an unrelated party for similar services.

John Dickson (the brother of Thomas W. Dickson) is the Director of Property Development for Harris Teeter and was paid an aggregate salary, bonus and taxable benefits of $167,196 during fiscal 2013. The terms of the employment relationship with John Dickson are, in the Company’s opinion, no less favorable than the Company would have been able to enter into with a similarly situated employee that was an unrelated party.

On December 12, 2011, Harris Teeter and Legacy Properties — College Road Investments, LLC (the “Wilmington Landlord”) entered into an amendment to Harris Teeter’s existing lease for the Harris Teeter store located at 820 South College Road in Wilmington, North Carolina. The amendment was entered into in connection with the Wilmington Landlord’s purchase of the real estate from an unrelated party that had listed the property for sale on the open market. Under the terms of the amendment to the lease, the Wilmington Landlord agreed to provide $150,000 to be used by Harris Teeter for renovations to the front exterior of the store, and Harris Teeter agreed to extend the base term of the lease, which was slated to expire in May 2015, for an additional ten years beyond the original expiration date. Under the existing lease, which has been in place since 1995, Harris Teeter is required to pay to the Wilmington Landlord approximately $616,858 per year (of which $558,340 is base rent and approximately $58,518 is pass-through payments such as taxes and insurance), which terms were unchanged by the amendment. The amendment to the lease provides for six five-year renewal periods, exercisable at the option of Harris Teeter, with a rent increase of five percent effective at the beginning of each renewal period. Harris Teeter and the Wilmington Landlord entered into two subsequent amendments in fiscal 2012 relating to Harris Teeter’s termination rights in the event of certain occurrences at the store and an extension of the initial term by five years (with the same five-year extension options) at the same lease rates, with certain site improvements and other obligations being incurred by the Wilmington Landlord in connection with the construction of shop space adjacent to the Harris Teeter store.

William T. Dickson and Michael A. Dickson (sons of Thomas W. Dickson) together own all of the equity interests in the Wilmington Landlord. In determining whether to approve the transactions described above, the Board took into consideration the report of an independent certified real estate appraiser, which found the rental rate to be at or slightly below market and the $150,000 of improvement allowance as well as the lease extension terms to be in favor of Harris Teeter. As a result, the Board approved the amendments and transactions. The amounts paid to the Wilmington Landlord under the lease, as amended, for fiscal 2013 was approximately $614,205. The terms of the lease, as amended, are, in the Company’s opinion, no less favorable than the Company would have been able to negotiate with an unrelated party.

R. Stuart Dickson (the father of Thomas W. Dickson) retired from the Company as an executive officer effective May 1, 2002, retired from his position as Chairman of the Executive Committee of the Board effective March 31, 2006, and retired from the Board at the 2008 Annual Meeting. At the time of his retirement as an executive officer, he became eligible to receive retirement benefits earned during his employment with the Company. The targeted aggregate annual retirement benefit pursuant to the SERP, Pension Plan and Social Security was $241,573. In addition, beginning in January 2003, R. Stuart Dickson began to receive monthly payments for a fifteen-year period pursuant to, and in accordance with the terms of, an historical deferred compensation plan in the amount of $19,899. In recognition of R. Stuart Dickson’s 38 years of service as a Company executive and his invaluable contributions to the Company, upon the approval of the Board of Directors, the Company entered into a Supplemental Executive Retirement Plan (the “March 2006 Retirement Plan”) that provides an annual life-time payment in the amount of $98,000, paid in equal monthly installments. The March 2006 Retirement Plan became effective as of March 31, 2006, and the first of the monthly payments began on April 1, 2006.

R. Stuart Dickson has been permitted to continue to use the Company’s parking facilities and administrative support for personal purposes, but is required to reimburse the Company for such usage. Consistent with past practice, he may also request to use Company aircraft for personal purposes, subject to availability and approval by the Company. No reimbursement to the Company was historically required for such use, nor is reimbursement currently required or expected to be required in the future. However, Internal Revenue Service regulations require reporting of such use as taxable income to the individual, determined in accordance with rates prescribed by those regulations. Currently R. Stuart Dickson is not an employee or director of the Company, but continues to receive the retirement benefits earned as an employee with the Company. The terms of the retirement benefits provided to R. Stuart Dickson were approved by the Board of Directors in March 2006 as specified above based upon his contributions to the Company and based on the belief of the Board of Directors that such benefits were merited by his service to the Company. The terms of those benefits are, in the Company’s opinion, no more favorable to R. Stuart Dickson than the Company would have provided to other executives for similar services, based on the relative contributions and service of R. Stuart Dickson.

On June 13, 2012, in connection with the previously disclosed transactions with Lowes Foods, Harris Teeter assumed from Lowes Foods a lease for property located at 10828 Providence Road in Charlotte, North Carolina. In fiscal 2013, pursuant to the lease, Harris Teeter paid to Promenade Shopping Center, LLC (the “Promenade Landlord”) $905,829 (consisting of $723,815 in rent, plus certain reimbursements and pass through payments). The payments due to the Promenade Landlord through the stated lease expiration of December 6, 2025 are estimated, based upon current levels of expenditures, to total approximately $984,068 per year. John P. Derham Cato is a director of the Company. Trusts established by members of Mr. Cato’s family, and in which Mr. Cato and his siblings have certain economic interests, own 90% of the equity interests in the Promenade Landlord, with the remaining 10% equity interest owned by an unrelated third party. A member of his immediate family also is a manager of an entity that is a manager of the Promenade Landlord. When the Board of Directors originally approved the transactions related to the lease, the Board took into consideration the fact that (a) the overall transactions with Lowes Foods were in the best interest of the Company; (b) the lease assumption was a required part of such transactions; (c) the lease assumption was entered into in the ordinary course of Harris Teeter’s business; and (d) the lease, which was entered into in 2004 by unrelated parties, remained unchanged as a result of the lease assumption. As a result, the Board approved the related party transactions described above. The terms of Harris Teeter’s assumption are, in the Company’s opinion, no less favorable than the Company would have been able to negotiate with an unrelated party.

See “Potential Payments Upon Termination of Employment or Change in Control” included herein for a more detailed discussion of agreements with the NEOs.

Director Independence

For a director to be considered independent under the listing standards of the New York Stock Exchange, the Board of Directors must affirmatively determine that the director has no direct or indirect “material relationship” with the Company, other than as a director. The Board of Directors has adopted categorical standards to assist it in making independence determinations. The categorical standards set forth below and available on the Company’s Website, specify certain relationships that may exist between the Company and a director, each of which is deemed not to be a “material relationship” and therefore will not, alone, prevent a director from being considered “independent”.

•	Prior Employment. The director was an employee of the Company or one of its operating subsidiaries, or his or her immediate family member was an executive officer of the Company, and over five years have passed since such employment ended.
•	Prior Relationship with the Company’s Auditors. A director or immediate family member was an employee or partner of the Company’s independent auditor, and over three years have passed since such employment, partner or auditing relationship ended.
•	Current Employment. An immediate family member of a director is employed by the Company, one of its operating subsidiaries or another entity in a non-officer position, or by the Company’s independent auditor not as a partner and not participating in the firm’s audit, assurance or tax compliance practice.
•	Interlocking Directorships. A director was employed, or his or her immediate family member was employed, as an executive officer of another company, during a time in which any of the Company’s executive officers served on that other company’s compensation committee, and over three years have passed since such service or employment relationship ended.
•	Business Relationships. A director was an executive officer or an employee, or his or her immediate family member was an executive officer, of another company that made payments to, or received payments from, the Company or its operating subsidiaries for property or services in an amount which, in each of the preceding three fiscal years, was less than the greater of $1 million, or 2% of such other company’s consolidated gross revenues.
•	Charitable Contributions. A director was an executive officer of a charitable organization that received contributions from the Company or its operating subsidiaries in an amount which, in each of the preceding three fiscal years, was less than the greater of $1 million, or 2% of such charitable organization’s consolidated gross revenues.

After considering these categorical standards, the listing standards of the New York Stock Exchange and all other relevant facts and circumstances, including commercial or charitable relationships between the directors and the Company, and the matters described in “Transactions With Related Persons and Certain Control Persons,” the Board of Directors has determined that all persons who served as director during any part of fiscal 2013 met the Company’s categorical independence standards, met the independence requirements of the New York Stock Exchange and were independent, except for Thomas W. Dickson. In connection with its independence evaluation, the Board of Directors considered the transactions involving the Company and Mr. Spilman, and the Company and the landlord of a Harris Teeter store in Corolla, North Carolina. Mr. Spilman is the President and Chief Executive Officer of Bassett Furniture Industries, Incorporated, which was a customer of the Company’s American & Efird business, which was sold on November 7, 2011. Mr. Patrick and his family members indirectly own a minority equity interest in the Corolla, North Carolina store’s landlord, and Mr. Patrick is one of the managers of the landlord. The Board of Directors’ categorical standards for determining director independence are also available on the Company’s Website.

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees billed by or payable to KPMG LLP for services rendered to the Company for the fiscal years indicated were as follows:

	Fiscal Year Ended
	October 1, 2013 ($)	October 2, 2012 ($)
Audit Fees	480,000	468,000
Audit Related Fees (1)	62,515	203,500
Tax Fees (2)	378,894	580,031
All Other Fees (3)	114,285	234,650

__________________

(1)	Fiscal 2013 amounts were related to services performed in connection with our pending merger with Kroger. Fiscal 2012 amounts were incurred primarily for the audit of discontinued operations.

(2)	Amounts for fiscal 2013 and fiscal 2012 include $46,700 and $114,435, respectively, for tax compliance services related to short-period state returns and other items related to American & Efird. The remaining fees related to other tax compliance services for the respective fiscal years.
(3)	Fiscal 2013 amounts were incurred for tax services performed in connection with our pending merger with Kroger and other tax consultations. Fiscal 2012 amounts were incurred for tax analysis in connection with the sale of American & Efird.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by the independent registered public accounting firm in order to assure that they do not impair their independence from the Company. Accordingly, the Audit Committee has adopted procedures and conditions under which services proposed to be performed by the independent registered public accounting firm must be pre-approved.

Pursuant to this policy, the Audit Committee will consider annually and approve the terms of the audit engagement. Any proposed engagement relating to permissible non-audit services must be presented to the Audit Committee and pre-approved on a case-by-case basis. In addition, particular categories of permissible non-audit services that are recurring may be pre-approved by the Audit Committee subject to pre-set fee limits. If a category of services is so approved, the Audit Committee will be regularly updated regarding the status of those services and the fees incurred. The Audit Committee reviews requests for the provision of audit and non-audit services by the Company’s independent registered public accounting firm and determines if they should be approved. Such requests could be approved either at a meeting of the Audit Committee or upon approval of the Chair of the Audit Committee, or another member of the Audit Committee designated by the Chair. If a permissible non-audit service is approved by the Chair or his designee, that decision is required to be presented at the next meeting of the Audit Committee. Prior to approving any services, the Audit Committee considers whether the provision of such services is consistent with the SEC’s rules on auditor independence and is compatible with maintaining KPMG LLP’s independence. All of the fees paid or payable to KPMG LLP for fiscal 2013 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:		Page

	(3)	Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

__________________

*	Indicates exhibits filed herewith and follow the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS TEETER SUPERMARKETS, INC.
(Registrant)

Dated: January 24, 2014	By:	/s/ JOHN B. WOODLIEF
John B. Woodlief,
Executive Vice President and
Chief Financial Officer